Form 10-Q
period 2017-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2017-08-10
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-55782

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

(Exact name of registrant as specified in charter)

Maryland	32-0506267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

(800) 826-8228

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☐    No ☒ The Registrant’s registration statement on Form 10 became effective on July 1, 2017.  The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑

Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of August 9, 2017, there were 892,674 shares of the Registrant’s Class P Common Stock outstanding.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Cash and cash equivalents	$10,917,497	$511,854
Real estate securities at fair value	10,583,860	5,433,480
Deferred offering costs	1,547,064	967,448
Accrued interest receivable	32,046	13,652
Prepaid expenses	17,875	—
Other assets	500	—
Total assets	$23,098,842	$6,926,434
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	6,370,000	—
Due to related parties	1,547,582	995,716
Interest payable	7,680	—
Distributions payable	82,179	33,230
Accrued expenses	146,652	19,167
Total liabilities	8,154,093	1,048,113
Stockholders’ Equity:
Class P common stock, $0.001 par value, 450,000,000 shares authorized, 614,859 and 237,700 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	615	238
Additional paid in capital (net of offering costs of $678,398 and $0 at June 30, 2017 and December 31, 2016, respectively)	15,443,748	5,942,262
Distributions in excess of earnings	(499,614)	(64,179)
Total stockholders’ equity	14,944,749	5,878,321
Total liabilities and shareholders’ equity	$23,098,842	$6,926,434

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2017	2016	2017	2016
Interest income:
Interest income	148,305	—	250,044	—
Less: Interest expense	(41,323)	—	(51,738)	—
Net interest income	106,982	—	198,306	—
Operating expenses:
Administration expense	28,750	—	57,500	—
Directors compensation	19,850	—	40,600	—
Professional service fees	209,522	—	230,334	—
Other expenses	7,257	—	29,809	—
Total operating expenses	265,379	—	358,243	—
Other income (loss):
Unrealized gain (loss) in value of real estate securities	(18,520)	—	70,913	—
Total other income (loss)	(18,520)	—	70,913	—
Net loss	$(176,917)	$—	$(89,024)	$—
Net loss per share basic and diluted	$(0.40)	$—	$(0.25)	$—
Weighted average number of shares outstanding, basic and diluted	442,029	—	361,740	—

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six-months ended June 30, 2017

(unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2016	237,700	$238	$5,942,262	$(64,179)	$5,878,321
Proceeds from offering	377,159	377	10,179,884	—	10,180,261
Offering costs	—	—	(678,398)	—	(678,398)
Net loss	—	—	—	(89,024)	(89,024)
Distributions declared	—	—	—	(346,411)	(346,411)
Balance as of June 30, 2017	614,859	$615	$15,443,748	$(499,614)	$14,944,749

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For six-months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	(89,024)	—
Adjustments to reconcile net loss to cash used in operations:
Net unrealized gain on real estate securities	(70,913)	—
Amortization of bond premium	45,533	—
Changes in assets and liabilities:
Accrued interest receivable	(18,394)	—
Prepaid expenses	(17,875)	—
Interest payable	7,680	—
Accrued expenses	127,485	—
Due to related parties	(27,750)	—
Other assets	(500)	—
Net cash used in operating activities	$(43,758)	$—
Cash flows from investing activities:
Purchase of real estate securities	(5,125,000)	—
Net cash used in investing activities	$(5,125,000)	$—
Cash flows from financing activities:
Proceeds from issuance of common stock	10,180,261	—
Payment of offering costs	(678,398)	—
Proceeds from repurchase agreements	26,291,000	—
Principal repayments of repurchase agreements	(19,921,000)	—
Distributions paid	(297,462)	—
Net cash provided by financing activities	$15,574,401	$—
Net change in cash and cash equivalents	10,405,643	—
Cash and cash equivalents beginning of period	511,854	—
Cash and cash equivalents end of period	$10,917,497	$—
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$579,616	$—
Cash paid for interest	$44,058	$—
Distributions payable	$82,179	$—

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”), and collateralized debt obligation notes. The Company may also invest in select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the OP.

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly-owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors. The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an advisory agreement dated October 25, 2016 between the Company and the Advisor (the “Advisory Agreement”).

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly-owned subsidiary of Sound Point CRE Management, LP, pursuant to a sub-advisory agreement between the Advisor and the Sub-Advisor. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor or affiliates of the Sub-Advisor or Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value; (ii) management of the Company’s day-to-day operations, including the hiring and supervising of its employees, if any; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements and related footnotes have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from such estimates.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2017

(unaudited)

Principles of Consolidation

The Company consolidates all entities that the Company controls through either majority ownership or voting rights. The accompanying consolidated financial statements include the accounts of the Company and the OP. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the OP.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions with original maturities of three months or less. The account balance may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limits and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage limits. The Company believes that the risk will not be significant, as the Company does not anticipate the financial institutions’ non-performance.

Real Estate Securities at Fair Value

The Company’s real estate securities are comprised of CMBS and are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company has chosen to make a fair value option election pursuant to ASC Topic 825, Financial Instruments (“ASC 825”) for its securities and, therefore, its real estate securities are recorded at fair market value on the consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) on investments. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet with changes in fair value recorded to other comprehensive income on the Company’s consolidated statement of changes in stockholders’ equity. Electing the fair value option permits the Company to record changes in fair value of its investments in the consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period.

The Company records its transactions in securities on a trade date basis and recognizes realized gains and losses on securities transactions on an identified cost basis.

Interest Income

Interest income on CMBS, which includes accretion of discounts and amortization of premiums on such CMBS, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and its interest income.

Fair Value Measurements

The Company estimates fair value using available market information and valuation methodologies it believes to be appropriate for these purposes. The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 825

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2017

(unaudited)

establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level I - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•

Level II - Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Level III - Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The determination of where an asset or liability falls in the above hierarchy requires judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.

Real estate securities are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of June 30, 2017 and December 31, 2016, the Company received third-party quotes on each real estate security used in determining the fair value, all of which have been classified as Level II due to the observable nature of all significant inputs.

Organization and Offering Expenses

On October 25, 2016, the Company commenced an ongoing private offering (the “Offering”) of up to $500,000,000 in Class P Shares of common stock (the “Class P Shares”), pursuant to a private placement memorandum dated October 25, 2016. The purchase price per Class P Share is equal to $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, is the dealer manager for the Offering.

Organization and offering expenses include all expenses incurred in connection with the Offering. Organization and offering expenses (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, Sub-Advisor, the Dealer Manager, or their respective affiliates on behalf of the Company and subsequently reimbursed by the Company. Offering expenses are deferred and a payable to the Advisor or Sub-Advisor until shares are sold in the Offering, at which point the expense reimbursement is paid from additional paid-in capital. These expenses include but are not limited to: (i) reimbursing the Dealer Manager and participating broker-dealers for bona fide out-of-pocket, itemized and detailed due diligence expenses incurred by these entities, (ii) expenses for printing, engraving and mailing, charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts, and (iii) expenses of qualifying the sale of the shares under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees and expenses.

The Company is obligated to reimburse the Advisor, the Sub-Advisor and their respective affiliates, as applicable, for organization and offering expenses paid by them on behalf of the Company to the extent organization and offering expenses (excluding selling commissions and the dealer manager fee) incurred by the Company in the Offering do not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Offering. As a result, these expenses are only a liability of the Company to the extent aggregate organization and offering expenses do not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Offering, determined at the end of the Offering.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2017

(unaudited)

Repurchase Agreements – Real Estate Securities

The Company enters into Master Repurchase Agreements (each, an “MRA”) that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the MRAs, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the MRAs are generally subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of June 30, 2017.

Income Taxes

The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2017. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income, subject to certain adjustments, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of June 30, 2017 and December 31, 2016. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2017 or December 31, 2016. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three and six-months ended June 30, 2017 or 2016. As of June 30, 2017, returns for the calendar year 2016 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of December 31, 2016, the Company had a deferred tax asset of $10,832, related to organization and start-up costs, which are capitalized for income tax purposes, and a current net operating loss, and an unrealized loss in value of real estate securities. A valuation allowance in the amount of $10,832 was recorded due to current uncertainty of realization.

As of June 30, 2017, the Company has reversed deferred tax assets and the valuation allowance related to its activities. As a REIT, the Company is not expected to pay federal income tax at the REIT level, but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use net operating losses to offset its REIT taxable income, the Company generally does not expect to pay taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets.

Distributions Payable

Distributions payable represent distributions declared as of the balance sheet date which are payable to stockholders.

Per Share Data

The Company calculates basic and diluted earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2017

(unaudited)

Note 3 – Real Estate Securities

The following is a summary of the Company’s real estate securities as of June 30, 2017:

	Interest Rate	Maturity Date	Par Value	Fair Value
CMBS 1	LIBOR + 4.6500%	November/2018	$5,400,000	$5,485,860
CMBS 2	LIBOR + 6.9878%	May/2018	$5,000,000	5,098,000
Total			$10,400,000	$10,583,860

The Company classified its CMBS as available-for-sale as of June 30, 2017. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company’s CMBS investments as of June 30, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMBS 1	$5,429,529	$56,331	—	$5,485,860
CMBS 2	$5,088,657	$9,343	—	5,098,000
Total	$10,518,186	$65,674	—	$10,583,860

The following is a summary of the Company’s real estate securities as of December 31, 2016:

	Number of Investments	Interest Rate	Maturity Date	Par Value	Fair Value
CMBS 1	1	LIBOR + 4.6500%	November/2018	$5,400,000	$5,433,480

The Company classified its CMBS as available-for-sale as of December 31, 2016. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company’s CMBS investments as of December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMBS 1	$5,438,719	—	$(5,239)	$5,433,480

As of June 30, 2017, the Company held two CMBS with a total carrying value of $10,583,860 with a total unrealized gain of $65,674. As of December 31, 2016, the Company held one CMBS with a carrying value of $5,433,480 with an unrealized loss of $5,239.  No position had an unrealized loss for a period greater than 12 months. The Company did not have any realized gains or losses during the six-month periods ended June 30, 2017 and 2016.

Note 4 – Repurchase Agreements—Real Estate Securities

As of June 30, 2017, the Company had entered into one MRA and had two outstanding repurchase agreements, as described in the table below.  The Company had not entered into any MRAs and did not have any outstanding repurchase agreements as of December 31, 2016.

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Counterparty 1	$6,370,000	$7,680	$10,400,000	3.15857%	13

Note 5 – Stockholders Equity

During the six-month period ended June 30, 2017, the Company issued 377,159 shares of Class P common stock at an average of $26.99 per share with total net proceeds of $9,501,863 after selling costs of $678,398. In addition, the Company incurred $579,616 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuance.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2017

(unaudited)

Distributions Declared

The table below sets forth the distributions declared for Class P Shares during the six-month period ended June 30, 2017.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
February 22, 2017	March 1, 2017 through March 31, 2017	$0.005260274	April 3, 2017
February 22, 2017	April 1, 2017 through April 30, 2017	$0.005260274	May 1, 2017
February 22, 2017	May 1, 2017 through May 31, 2017	$0.005260274	June 1, 2017
May 31, 2017	June 1, 2017 through June 30, 2017	$0.005260274	July 5, 2017
May 31, 2017	July 1, 2017 through July 31, 2017	$0.005260274	August 1, 2017
May 31, 2017	August 1, 2017 through August 31, 2017	$0.005260274	On or before September 7, 2017

Distributions Paid

The table below sets forth the distributions paid on the Class P common stock during the six-month period ended June 30, 2017.

Distribution Period	Payment Date	Distribution Amount
December 2016	January 3, 2017	$33,230
January 2017	February 1, 2017	40,572
February 2017	March 1, 2017	40,661
March 2017	April 3, 2017	52,273
April 2017	May 1, 2017	59,276
May 2017	June 1, 2017	71,450
Total		$297,462

During the six-month period ended June 30, 2017, the Company declared distributions of $346,411 and paid cash distributions of $297,462. As of June 30, 2017, distributions declared but not yet paid amounted to $82,179. There were no distributions declared or paid during the six-month period ended June 30, 2016, as the Company was not incorporated until September 2016.

Note 6 – Net Loss Per Share

The following table is a summary of the basic and diluted net loss per share computation for the six-month periods ended June 30, 2017 and 2016:

	Three-month period ended June 30,		Six-month period ended June 30,
	2017	2016	2017	2016
Net loss	$(176,917)	—	$(89,024)	—
Weighted average shares outstanding, basic and diluted	442,029	—	361,740	—
Net loss per share, basic and diluted	$(0.40)	—	$(0.25)	—

Note 7 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Note 8 – Transactions with Related Parties

As of June 30, 2017, the Advisor had invested $1.0 million in the Company through the purchase of 40,040 shares of Class P common stock. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2017

(unaudited)

commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200,000 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (iii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of June 30, 2017, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3.0 million in the Company through the purchase of 120,000 shares of Class P common stock. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the six-month periods ended June 30, 2017 and 2016:

	Six-month period ended June 30,		Payable as of June 30,
	2017	2016	2017	2016
Organization and offering expense reimbursement(1)	$645,784	$—	$1,547,064	$—
Selling commissions and dealer manager fee(2)	612,229	—	—	—
Advisory fee(3)	—	—	—	—
Operating expense reimbursement(4)	213,053	—	518	—
Total	$1,471,066	$—	$1,547,582	$—

(1)

The Company reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Offering, provided that aggregate reimbursements of such costs and expenses shall not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Offering. Offering costs are offset against stockholders’ equity when paid. Unpaid amounts are recorded as deferred offering costs and included in due to related parties in these consolidated balance sheets.

(2)

The Dealer Manager, an affiliate of the Advisor, receives selling commissions up to 5%, and a dealer manager fee up to 3% of the Transaction Price for each Class P Share sold in the Offering, the majority of which is paid to third-party broker-dealers.

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee is paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. If, in any given calendar quarter ending on or prior to December 31, 2017, the modified funds from operations (“MFFO”), which is a non-GAAP supplemental financial performance measure, is less than the aggregate distributions payable to stockholders for such quarter, then a portion of the fixed component of the advisory fee otherwise payable with respect to that quarter shall be deferred in an amount equal to the distributions payable for that quarter minus the MFFO for that quarter, provided that such deferred amount shall not exceed 25% of the fixed component of the advisory fee otherwise payable with respect to that quarter. Deferred portions of the fixed component of the advisory fee will be paid to the Advisor to the extent that MFFO exceeds distributions paid or payable to stockholders for a future calendar quarter, but only to the extent of such excess. The performance component of the advisory fee is calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor has waived the advisory fee for the six-month period ended June 30, 2017.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2017

(unaudited)

(4)

The Company reimburses the Advisor or its affiliates for out-of-pocket expenses that it incurs in connection with providing services to the Company, provided that the Company does not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments).

Note 9 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies) as of June 30, 2017:

	Total	Level I	Level II	Level III
Real estate securities	$10,583,860	—	$10,583,860	—

Note 10 – Subsequent Events

The Company has evaluated subsequent events through August 10, 2017, the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sale of Common Stock

As of August 9, 2017, the Company had 892,674 shares of common stock outstanding and had raised proceeds from the Offering since June 30, 2017 and since inception as follows:

Source of Capital	July 1, 2017 through August 9, 2017	Total
Class P Shares	$7,455,535	$23,578,295

Distributions Declared

The table below sets forth the distributions declared for Class P Shares.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
August 9, 2017	September 1, 2017 through September 30, 2017	$0.005260274	On or before October 7, 2017
August 9, 2017	October 1, 2017 through October 31, 2017	$0.005260274	On or before November 7, 2017
August 9, 2017	November 1, 2017 through November 30, 2017	$0.005260274	On or before December 7, 2017

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds from sales of our Class P common stock (our “Class P Shares”), which will reduce the amount of cash we ultimately have to invest in assets;

•

There is no current public trading market for our Class P Shares, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares and even if our stockholders are able to sell their shares by our share repurchase program, or otherwise, they may not be able to recover the amount of their investment in our shares;

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Inland InPoint Advisor, LLC (our “Advisor”) and SPCRE InPoint Advisors, LLC (our “Sub-Advisor”) may face conflicts of interest in allocating personnel and resources between its affiliates;
•	We do not have arm’s-length agreements with our Advisor, our Sub-Advisor or any other affiliates of our Advisor or Sub-Advisor; and
•	If we fail to qualify as a real estate investment trust (“REIT”), our operations and distributions to stockholders will be adversely affected.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the three and six-months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, and collateralized debt obligation notes. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our operating partnership, of which we are the sole general partner.  We are externally managed by Inland InPoint Advisor, LLC, an indirect subsidiary of Inland Real Estate Investment Corporation. Our Advisor has engaged SPCRE InPoint Advisors, LLC, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

On October 25, 2016, we commenced a private offering (the “Offering”) of up to $500,000,000 in our Class P Shares, pursuant to a private placement memorandum dated October 25, 2016. The purchase price per Class P Share currently equals $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation (our “Dealer Manager”), an affiliate of our Advisor, is our dealer manager for the Offering. As of August 9, 2017, we had received and accepted investors’ subscriptions for and issued 892,674 Class P Shares in the Offering, resulting in gross proceeds of $23,578,295. As of August 9, 2017, $476,421,705 of Class P Shares remained to be sold in the Offering.

Significant Accounting Policies and Use of Estimates

A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Portfolio

We began operations in October 2016 and our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of collateral securing the underlying CRE debt and CRE securities.  We anticipate our investment portfolio will be less diversified and have higher concentrations in asset class, collateral type and geographic location until our capital raise reaches levels that will allow for the diversification.

As of June 30, 2017 and December 31, 2016, our portfolio consisted of two and one investments in CMBS, respectively. Our CMBS investments had a fair value of $10,583,860 and $5,433,480 as of June 30, 2017 and December 31, 2016, respectively. The increase in the size of our portfolio is due to investing capital received from the Offering and increased leverage arising from a Master Repurchase Agreement (the “MRA”).

As of June 30, 2017 and December 31, 2016, our CMBS investments had a weighted average coupon of 6.9% and 5.4% and a remaining life of 1.2 and 1.9 years, respectively.  As of June 30, 2017 and December 31, 2016, assets comprising 52% and 100% respectively of our portfolio based on fair value had a rating by a national rating agency of Ba3.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

We began operations in October 2016 and had no operations for the three month period ended June 30, 2016.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Month Period Ended June 30,
	2017			2016
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$10,538,347	148,305	5.6%	$—	$—	—%
Total	$10,538,347	148,305	5.6%	$—	$—	—%
Interest-bearing liabilities:
Repurchase agreements—securities	$5,579,033	41,323	2.9%	—	—	—
Total	$5,579,033	41,323	2.9%	—	—	—
Net interest income/spread		$106,982	2.6%		$—	—%
Average leverage %(4)	112.5%			—%
Weighted average levered yield(5)			8.5%			—%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

For the three-month period ended June 30, 2017, we had two investments in CMBS with an average carrying value of $10.5 million and a weighted average interest rate of 5.6%.  We financed the CMBS with repurchase agreements with an average balance of $5.6 million and an average financing cost of 2.9%.  Our net interest income was $106,982 and had a weighted average levered yield of 8.5%.

Operating expenses

Operating expenses for the three months ended June 30, 2017 and 2016 consisted of the following:

	Three-Months Ended June 30,
	2017	2016
Administration expense	$28,750	$—
Directors compensation	19,850	—
Professional service fees	209,522	—
Other expenses	7,257	—
Total operating expenses	$265,379	$—

Total operating expenses for the three months ended June 30, 2017 and 2016 were $265,379 and $0, respectively.

Other Income

For the three month periods ended June 30, 2017 and 2016, our real estate securities decreased in value by $18,520 and $0 respectively. The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities.

Net Loss

For the three months ended June 30, 2017 and 2016, our net loss was $176,917 and $0, or $0.40 and $0 per share (basic and diluted), respectively.

Comparison of the Six-Months Ended June 30, 2017 to the Six-Months Ended June 30, 2016

We began operations in October 2016 and had no operations for the six-month period ended June 30, 2016.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Six-Month Period Ended June 30,
	2017			2016
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$9,230,172	250,044	5.4%	$—	$—	—%
Total	$9,230,172	250,044	5.4%	$—	$—	—%
Interest-bearing liabilities:
Repurchase agreements—securities	$3,674,387	51,738	2.8%	—	—	—
Total	$3,674,387	51,738	2.8%	—	—	—
Net interest income/spread		$198,306	2.6%		$—	—%
Average leverage %(4)	66.1%			—%
Weighted average levered yield (5)			7.1%			—%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

For the six-month period ended June 30, 2017, we had two investments in CMBS with an average carrying value of $9.2 million and a weighted average interest rate of 5.4%.  We financed the CMBS with repurchase agreements with an average balance of $3.7 million and an average financing cost of 2.8%.  Our net interest income was $198,306 and had a weighted average levered yield of 7.1%.

Operating expenses

Operating expenses for the six-months ended June 30, 2017 and 2016 consisted of the following:

	Six-Months Ended June 30,
	2017	2016
Administration expense	$57,500	$—
Directors compensation	40,600	—
Professional service fees	230,334	—
Other expenses	29,809	—
Total operating expenses	$358,243	$—

Total operating expenses for the six-months ended June 30, 2017 and 2016 were $358,243 and $0, respectively.

Other Income

For the six-month periods ended June 30, 2017 and 2016, our real estate securities increased in value by $70,913 and $0 respectively. The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities.

Net Loss

For the six-months ended June 30, 2017 and 2016, our net loss was $89,024 and $0, or $0.25 and $0 per share (basic and diluted), respectively.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We use Funds from Operations (“FFO”), a widely accepted metric to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”) has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate and to exclude the earnings impacts of cumulative effects of accounting changes. We have adopted the NAREIT definition for computing FFO.

Under GAAP, acquisition related costs are treated as operating expenses reducing our income. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of investments and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA)”, an industry trade group, published a standardized measure known as Modified Funds from Operations (“MFFO”), which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

The IPA defines MFFO as FFO adjusted for acquisition fees and expenses, amounts relating to straight line rents and amortization of premiums on debt investments, non-recurring impairments of real estate-related investments, mark-to-market adjustments included in net income, non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures.

We define MFFO in accordance with the concepts established by the IPA and adjust FFO for certain items, such as amortization of premium and discounts on real estate securities. We purchase real estate securities at a premium or discount to par value, and in accordance with GAAP, record the amortization of premium/accretion of the discount to interest income. We believe that excluding the amortization of premiums and discounts provides better insight to the expected contractual cash flows.  In addition, we adjust FFO for unrealized gains or losses on real estate securities. Any mark-to-market or fair value adjustments are based on general market or overall industry conditions and may be temporary in nature.

Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. Like FFO, MFFO is not equivalent to our net income or loss as determined under GAAP, as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of investments.

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to stockholders and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

Neither the SEC, any other regulatory body nor NAREIT has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, another regulatory body or NAREIT may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

Our FFO and MFFO for the six-months ended June 30, 2017 and 2016 are calculated as follows:

	Six-Months Ended June 30,
	2016	2017
Net loss	$(89,024)	$—
Funds from operations	$(89,024)	$—

Amortization of premiums on real estate securities	45,533	—
Unrealized gain on real estate securities	(70,913)
Modified funds from operations	$(114,404)	$—

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay dividends to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from the Offering, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the acquisition of additional investments, required debt service and the payment of distributions to stockholders.

Cash Flow Analysis

	Six-Months Ended June 30,
	2017	2016
Net cash used in operating activities	$43,758	$—
Net cash used in investing activities	$5,125,000	$—
Net cash flows from financing activities	$15,574,401	$—

We held cash and cash equivalents of $10,917,497 and $0 as of June 30, 2017 and 2016 respectively. Our cash and cash equivalents increased due to normal fluctuations and were primarily related to the net proceeds from the Offering and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities used net cash of $43,758 and $0 for the six-month period ended June 30, 2017 and 2016, respectively.  We began operations in October 2016 and as such had no cash flows from operating activities for the six-month period ended June 30, 2016.

Our investing activities used $5,125,000 and $0 for the six-month periods ended June 30, 2017 and 2016, respectively, for the purchase of real estate securities.

Our financing activities provided net cash of $15,574,401 and $0 for the six-month periods ended June 30, 2017 and 2016, respectively. The primary contributions came from $6,370,000 in net proceeds from our repurchase agreement financing and $9,501,863 in net proceeds from the issuance of our common stock.

Repurchase Agreements – Real Estate Securities

We enter into MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase agreements on each security under an MRA generally mature in 30 to 90 days, and terms are adjusted for current market rates as necessary. Repurchase agreements are being accounted for as secured borrowings since we maintain effective control of the financed assets. Under the MRAs, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require us to provide additional collateral or fund margin calls. We intend to maintain a level of liquidity that will enable us to meet margin calls. In addition, the MRAs are subject to certain financial covenants. We were in compliance with these covenants as of June 30, 2017. We had not entered into any MRAs as of December 31, 2016 and, as such, had no financial covenant requirements.

As of June 30, 2017, we had entered into one MRA and had two outstanding repurchase agreements, as described in the following table:

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Counterparty 1	$6,370,000	$7,680	$10,400,000	3.15857%	13

Distributions Declared

The table below sets forth the distributions declared for Class P Shares during the six-month period ended June 30, 2017.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
February 22, 2017	March 1, 2017 through March 31, 2017	$0.005260274	April 3, 2017
February 22, 2017	April 1, 2017 through April 30, 2017	$0.005260274	May 1, 2017
February 22, 2017	May 1, 2017 through May 31, 2017	$0.005260274	June 1, 2017
May 31, 2017	June 1, 2017 through June 30, 2017	$0.005260274	July 5, 2017
May 31, 2017	July 1, 2017 through July 31, 2017	$0.005260274	August 1, 2017
May 31, 2017	August 1, 2017 through August 31, 2017	$0.005260274	On or before September 7, 2017

Distributions Paid

The table below sets forth the distributions paid in cash with respect to our Class P Shares during the six-months ended June 30, 2017.

Distribution Period	Payment Date	Distribution Amount
December 2016	January 3, 2017	$33,230
January 2017	February 1, 2017	40,572
February 2017	March 1, 2017	40,661
March 2017	April 3, 2017	52,273
April 2017	May 1, 2017	59,276
May 2017	June 1, 2017	71,450
Total		$297,462

Contractual Obligations and Commitments

We had no contractual obligations as of December 31, 2016. Our contractual obligations, excluding expected interest payments, as of June 30, 2017 are summarized as follows:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Counterparty 1	$6,370,000	—	—	—	$6,370,000
Total	$6,370,000	—	—	—	$6,370,000

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Registration Statement on Form 10 , as filed with the Securities and Exchange Commission on May 2, 2017, as amended, under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended June 30, 2017.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 10 – “Subsequent Events” which is included in our June 30, 2017 notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

Our investments are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, as well as external factors that may affect their value.

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the six-month periods ended June 30, 2017 and 2016, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of June 30, 2017, and December 31, 2016, our investment portfolio included two and one variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our MRA were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2017	December 31, 2016
(-) 25 Basis Points	(2.19)%	(4.67)%
Base Interest Rate	0.00%	0.00%
(+) 50 Basis Points	4.37%	9.35%
(+) 100 Basis Points	8.74%	18.69%

Item 4.  Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation, claims and regulatory matters. We have no knowledge of material legal or regulatory proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On October 25, 2016, we commenced the Offering of up to $500,000,000 in our Class P Shares. The Class P Shares are being offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the three-month period ended June 30, 2017, we received and accepted investors’ subscriptions for and issued 274,076 Class P Shares in the Offering resulting in gross offering proceeds of $7,425,260. During the period from June 30, 2017 to August 9, 2017, we received and accepted investors’ subscriptions for and issued 277,815 Class P Shares in the Offering resulting in gross offering proceeds of $7,455,535. As of August 9, 2017, we have issued 892,674 Class P Shares resulting in gross offering proceeds of $23,578,295 and had $476,421,705 of Class P Shares remaining to be sold in the Offering.

On October 24, 2016 and November 17, 2016, respectively, the Advisor purchased 40 Class P Shares for an aggregate price of $1,000 and 40,000 Class P Shares for an aggregate price of $1 million. On November 17, 2016, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, purchased 120,000 Class P Shares for an aggregate price of $3 million. The Class P Shares sold to the Advisor and Sound Point were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the previous three years.

Repurchases of Common Stock

As of the date of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to, or with, you. Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	August 10, 2017

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 10, 2017

Exhibit Index

Exhibit No.	Description

3.1

Articles of Amendment and Restatement of InPoint Commercial Real Estate Income, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017 (the “Form 10”))

3.2	Bylaws of InPoint Commercial Real Estate Income, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10)
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 10, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q