Form 10-Q
period 2017-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2017-11-09
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-55782

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

(Exact name of registrant as specified in its charter)

Maryland	32-0506267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

(800) 826-8228

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 8, 2017, there were 1,328,175 shares of the Registrant’s Class P Common Stock outstanding.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Cash and cash equivalents	$2,612,271	$511,854
Real estate securities at fair value	26,518,460	5,433,480
Commercial mortgage loans at cost, net of allowance for loan loss of $0	7,500,000	—
Deferred offering costs	1,510,598	967,448
Accrued interest receivable	39,872	13,652
Prepaid expenses	10,214	—
Other assets	569	—
Total assets	$38,191,984	$6,926,434
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	8,936,000	—
Due to related parties	1,510,780	995,716
Loan fees payable	50,000	—
Interest payable	846	—
Distributions payable	170,017	33,230
Accrued expenses	162,324	19,167
Income taxes payable	48,677	—
Total liabilities	10,878,644	1,048,113
Stockholders’ Equity:
Class P common stock, $0.001 par value, 450,000,000 shares authorized, 1,130,077 and 237,700 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,130	238
Additional paid in capital (net of offering costs of $1,708,089 and $0 at September 30, 2017 and December 31, 2016, respectively)	28,290,650	5,942,262
Distributions in excess of earnings	(978,440)	(64,179)
Total stockholders’ equity	27,313,340	5,878,321
Total liabilities and stockholders’ equity	$38,191,984	$6,926,434

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2017	2016	2017	2016
Interest income:
Interest income	303,636	—	553,680	—
Less: Interest expense	(49,302)	—	(101,039)	—
Net interest income	254,334	—	452,641	—
Operating expenses:
Administration expense	28,750	—	86,250	—
Directors compensation	20,100	—	60,700	—
Professional service fees	98,215	—	328,549	—
Other expenses	37,880	—	67,690	—
Total operating expenses	184,945	—	543,189	—
Other income (loss):
Unrealized gain (loss) in value of real estate securities	(49,612)	—	21,301	—
Total other income (loss)	(49,612)	—	21,301	—
Net income (loss) before income taxes	19,777	—	(69,247)	—
Income tax provision	55,677	—	55,677	—
Net loss	$(35,900)	$—	$(124,924)	$—
Net loss per share basic and diluted	$(0.04)	$—	$(0.23)	$—
Weighted average number of shares outstanding, basic and diluted	910,390	—	546,430	—

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine-months ended September 30, 2017

(unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2016	237,700	$238	$5,942,262	$(64,179)	$5,878,321
Proceeds from offering	892,377	892	24,056,477	—	24,057,369
Offering costs	—	—	(1,708,089)	—	(1,708,089)
Net loss	—	—	—	(124,924)	(124,924)
Distributions declared	—	—	—	(789,337)	(789,337)
Balance as of September 30, 2017	1,130,077	$1,130	$28,290,650	$(978,440)	$27,313,340

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine-months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	(124,924)	—
Adjustments to reconcile net loss to cash provided by operations:
Net unrealized gain on real estate securities	(21,301)	—
Amortization of bond premium	139,821	—
Changes in assets and liabilities:
Accrued interest receivable	(26,220)	—
Prepaid expenses	(10,214)	—
Interest payable	846	—
Loan fees payable	50,000	—
Accrued expenses	143,157	—
Income taxes payable	48,677	—
Due to related parties	(28,086)	—
Other assets	(569)	—
Net cash provided by operating activities	$171,187	$—
Cash flows from investing activities:
Origination of commercial loans	(7,500,000)	—
Purchase of real estate securities	(26,203,500)	—
Real estate securities redeemed	5,000,000	—
Net cash used in investing activities	$(28,703,500)	$—
Cash flows from financing activities:
Proceeds from issuance of common stock	24,057,369	—
Payment of offering costs	(1,708,089)	—
Proceeds from repurchase agreements	54,228,000	—
Principal repayments of repurchase agreements	(45,292,000)	—
Distributions paid	(652,550)	—
Net cash provided by financing activities	$30,632,730	$—
Net change in cash and cash equivalents	2,100,417	—
Cash and cash equivalents beginning of period	511,854	—
Cash and cash equivalents end of period	$2,612,271	$—
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$543,150	$—
Cash paid for interest	$100,193	$—
Distributions payable	$170,017	$—

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

Real Estate Securities at Fair Value

The Company’s real estate securities are comprised of CMBS and are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company has chosen to make a fair value option election pursuant to ASC Topic 825, Financial Instruments (“ASC 825”) for its securities and, therefore, its real estate securities are recorded at fair market value on the consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) in value of real estate securities. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet with changes in fair value recorded to other comprehensive income on the Company’s consolidated statement of changes in stockholders’ equity. Electing the fair value option permits the Company to record changes in fair value of its investments in the consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period.

The Company records its transactions in securities on a trade date basis and recognizes realized gains and losses on securities transactions on an identified cost basis.

Commercial Mortgage Loans Held for Investment and Allowance for Loan Losses

Commercial mortgage loans are held for investment purposes and are anticipated to be held until maturity. Accordingly, they are carried at cost, net of unamortized loan fees and origination costs, and premiums or discounts. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and net deferred fees or costs on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Upon measurement of impairment, the Company records an allowance for loan losses to reduce the carrying value of the loan with a corresponding charge through the provision for loan losses on the Company’s consolidated statements of operations.

The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes an asset-specific component and may include a general, formula-based component when the portfolio is determined to be of sufficient size to warrant such a reserve.

The asset-specific reserve component relates to reserves for losses on individual impaired loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on an individual loan basis each quarter

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2017

(unaudited)

based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location, as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external "as is" appraisals for loan collateral, generally when third party participations exist.

General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The Company’s policy is to estimate loss rates based on actual losses experienced, if any, or based on historical realized losses experienced in the industry if the Company has not experienced any losses. Current collateral and economic conditions affecting the probability and severity of losses are taken into account when establishing the allowance for loan losses.

The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location, as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.

Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding the borrower's ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

As of September 30, 2017 and December 31, 2016, the Company had $7,500,000 and $0 of commercial mortgage loans held for investment, respectively. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Interest Income

Interest income on CMBS, which includes accretion of discounts and amortization of premiums on such CMBS, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2017

(unaudited)

Fair Value Measurements

The Company estimates fair value using available market information and valuation methodologies it believes to be appropriate for these purposes. The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 825 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

Real estate securities are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2017 and December 31, 2016, the Company received third-party quotes on each real estate security used in determining the fair value, all of which have been classified as Level II due to the observable nature of all significant inputs.

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

Organization and offering expenses include all expenses incurred in connection with the Offering. Organization and offering expenses (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, Sub-Advisor, the Dealer Manager, or their respective affiliates on behalf of the Company and subsequently reimbursed by the Company. Offering expenses are deferred and a payable to the Advisor or Sub-Advisor until shares are sold in the Offering, at which point the expense reimbursement is paid from additional paid-in capital. These expenses include but are not limited to: (i) reimbursing the Dealer Manager and participating broker-dealers for bona fide out-of-pocket, itemized and detailed due diligence expenses incurred by these entities, (ii) expenses for printing and mailing, charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts, and (iii) expenses of qualifying the sale of the shares under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees and expenses.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2017

(unaudited)

of the Company to the extent aggregate organization and offering expenses do not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Offering, determined at the end of the Offering.

Repurchase Agreements – Real Estate Securities

The Company enters into Master Repurchase Agreements (each, an “MRA”) that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the MRAs, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the MRAs are generally subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2017.

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

The Company had no uncertain tax positions as of September 30, 2017 and December 31, 2016. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2017 or December 31, 2016. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three and nine-months ended September 30, 2017 or 2016. As of September 30, 2017, returns for the calendar year 2016 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

As of September 30, 2017, the Company has reversed deferred tax assets and the valuation allowance related to its activities. As a REIT, the Company is not expected to pay federal income tax at the REIT level, but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use net operating losses to offset its REIT taxable income, the Company generally does not expect to pay taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets.

For the three and nine months ended September 30, 2017, the Company has incurred $55,677 in current income tax expense in a consolidated taxable REIT subsidiary.  This tax is comprised of $42,841 in federal and $12,836 in state income tax expense.  The majority of this expense was related to the receipt of a one-time prepayment penalty interest received on the early pay-off of one investment.

Distributions Payable

Distributions payable represent distributions declared as of the balance sheet date which are payable to stockholders.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2017

(unaudited)

Per Share Data

The Company calculates basic and diluted earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period.

Accounting Pronouncements Recently Issued but Not Yet Effective

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for financial assets carried at amortized cost. ASU 2016-13 eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. ASU 2016-13 is effective for SEC filers for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact ASU 2016-13 will have on its allowance for loan losses estimate.

Note 3 – Real Estate Securities

The following is a summary of the Company’s real estate securities as of September 30, 2017:

	Collateral Type	Interest Rate	Maturity Date	Par Value	Fair Value
CMBS 1	Hospitality	LIBOR + 4.6500%	November/2018	$5,400,000	$5,439,960
CMBS 2	Retail	LIBOR + 3.4000%	July/2019	5,078,500	5,078,500
CMBS 3	Hospitality	LIBOR + 0.9200%	August/2019	16,000,000	16,000,000
Total				$26,478,500	$26,518,460

The Company classified its CMBS as available-for-sale as of September 30, 2017. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company’s CMBS investments as of September 30, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMBS 1	$5,423,898	$16,062	$—	$5,439,960
CMBS 2	5,078,500	—	—	5,078,500
CMBS 3	16,000,000	—	—	16,000,000
Total	$26,502,398	$16,062	$—	$26,518,460

The following is a summary of the Company’s real estate securities as of December 31, 2016:

	Collateral Type	Number of Investments	Interest Rate	Maturity Date	Par Value	Fair Value
CMBS 1	Hospitality	1	LIBOR + 4.6500%	November/2018	$5,400,000	$5,433,480

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

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMBS 1	$5,438,719	$—	$(5,239)	$5,433,480

As of September 30, 2017, the Company held three CMBS with a total carrying value of $26,518,460 with a total unrealized gain of $16,062. As of December 31, 2016, the Company held one CMBS with a carrying value of $5,433,480 with an unrealized loss of $5,239.  No position had an unrealized loss for a period greater than 12 months. The Company did not have any realized gains or losses during the nine-month periods ended September 30, 2017 and 2016.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2017

(unaudited)

Note 4 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of September 30, 2017:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
Mezzanine loan	1	$7,500,000	$—	$7,500,000	9.20%	10.0

As of December 31, 2016, the Company had no commercial mortgage loans held for investment.

Credit Characteristics

As part of the Company’s process for monitoring the credit quality of its loans, it performs a quarterly asset review of the loan portfolio and assigns risk ratings to each of its loans. Risk factors include payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location, as well as national and regional economic factors. To determine the likelihood of loss, the loans are rated on a 5-point scale as follows:

Investment Grade	Investment Grade Definition
1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Performing loan requiring closer monitoring. Trends and risk factors show some deterioration. Collection of principal and interest is still expected.
4	Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming investment with expected loss of interest and some principal.

All commercial mortgage loans are assigned an initial risk rating of 2. The Company originated its first commercial mortgage loan held for investment during the period ended September 30, 2017 and assigned a risk rating of 2 to the loan as of September 30, 2017. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 5 – Repurchase Agreements—Real Estate Securities

As of September 30, 2017, the Company had entered into one MRA and had two outstanding repurchase agreements, as described in the table below.  The Company had not entered into any MRAs and did not have any outstanding repurchase agreements as of December 31, 2016.

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Counterparty 1	$8,936,000	$846	$11,400,000	2.29113%	27

Note 6 – Stockholders Equity

During the nine-month period ended September 30, 2017, the Company issued 892,377 shares of Class P common stock at an average price of $26.96 per share with total net proceeds of $22,349,280 after selling costs of $1,708,089. In addition, the Company incurred $543,150 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuance.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2017

(unaudited)

Distributions Declared

The table below sets forth the distributions declared for Class P Shares during the nine-month period ended September 30, 2017.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
February 22, 2017	March 1, 2017 through March 31, 2017	$0.005260274	April 3, 2017
February 22, 2017	April 1, 2017 through April 30, 2017	$0.005260274	May 1, 2017
February 22, 2017	May 1, 2017 through May 31, 2017	$0.005260274	June 1, 2017
May 31, 2017	June 1, 2017 through June 30, 2017	$0.005260274	July 5, 2017
May 31, 2017	July 1, 2017 through July 31, 2017	$0.005260274	August 1, 2017
May 31, 2017	August 1, 2017 through August 31, 2017	$0.005260274	September 1, 2017
August 9, 2017	September 1, 2017 through September 30, 2017	$0.005260274	October 2, 2017
August 9, 2017	October 1, 2017 through October 31, 2017	$0.005260274	November 1, 2017
August 9, 2017	November 1, 2017 through November 30, 2017	$0.005260274	On or before December 7, 2017

Distributions Paid

The table below sets forth the distributions paid in cash with respect to the Class P Shares during the nine-month period ended September 30, 2017.

Distribution Period	Payment Date	Distribution Amount
December 2016	January 3, 2017	$33,230
January 2017	February 1, 2017	40,572
February 2017	March 1, 2017	40,661
March 2017	April 3, 2017	52,273
April 2017	May 1, 2017	59,276
May 2017	June 1, 2017	71,450
June 2017	July 5, 2017	82,179
July 2017	August 1, 2017	120,455
August 2017	September 1, 2017	152,454
Total		$652,550

During the nine-month period ended September 30, 2017, the Company declared distributions of $789,337 and paid cash distributions of $652,550. As of September 30, 2017, distributions declared but not yet paid amounted to $170,017. There were no distributions declared or paid during the nine-month period ended September 30, 2016, as the Company did not begin operations until October 2016.

Note 7 – Net Loss Per Share

The following table is a summary of the basic and diluted net loss per share computation for the three and nine-month periods ended September 30, 2017 and 2016:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2017	2016	2017	2016
Net loss	$(35,900)	$—	$(124,924)	$—
Weighted average shares outstanding, basic and diluted	910,390	—	546,430	—
Net loss per share, basic and diluted	$(0.04)	$—	$(0.23)	$—

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2017

(unaudited)

Note 8 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Note 9 – Transactions with Related Parties

As of September 30, 2017, the Advisor had invested $1.0 million in the Company through the purchase of 40,040 shares of Class P common stock. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200,000 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (iii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of September 30, 2017, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3.0 million in the Company through the purchase of 120,000 shares of Class P common stock. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the nine-month periods ended September 30, 2017 and 2016:

	Nine-month period ended September 30,		Payable as of September 30,
	2017	2016	2017	2016
Organization and offering expense reimbursement(1)	$836,839	$—	$1,510,598	$—
Selling commissions and dealer manager fee(2)	1,414,400	—	-	—
Advisory fee(3)	-	—	-	—
Operating expense reimbursement(4)	215,225	—	182	—
Total	$2,466,464	$—	$1,510,780	$—

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

(2)

The Dealer Manager, an affiliate of the Advisor, receives selling commissions up to 5%, and a dealer manager fee up to 3%, of the Transaction Price for each Class P Share sold in the Offering, the majority of which is paid to third-party broker-dealers.

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee is paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. If, in any given calendar quarter ending on or prior to December 31, 2017, the modified funds from operations (“MFFO”), which is a non-GAAP supplemental financial performance measure, is less than the aggregate distributions payable to stockholders for such

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2017

(unaudited)

quarter, then a portion of the fixed component of the advisory fee otherwise payable with respect to that quarter shall be deferred in an amount equal to the distributions payable for that quarter minus the MFFO for that quarter, provided that such deferred amount shall not exceed 25% of the fixed component of the advisory fee otherwise payable with respect to that quarter. Deferred portions of the fixed component of the advisory fee will be paid to the Advisor to the extent that MFFO exceeds distributions paid or payable to stockholders for a future calendar quarter, but only to the extent of such excess. The performance component of the advisory fee is calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor has waived the advisory fee for the nine-month period ended September 30, 2017.

(4)

The Company reimburses the Advisor or its affiliates for out-of-pocket expenses that it incurs in connection with providing services to the Company, provided that the Company does not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments).

Note 10 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies) as of September 30, 2017:

	Total	Level I	Level II	Level III
Real estate securities	$26,518,460	—	$26,518,460	—

Note 11 – Subsequent Events

The Company has evaluated subsequent events through November 9, 2017, the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sale of Common Stock

As of November 8, 2017, the Company had 1,328,175 shares of common stock outstanding and had raised proceeds from the Offering since September 30, 2017 and since inception as follows:

Source of Capital	October 1, 2017 through November 8, 2017	Total
Class P Shares	$5,359,127	$35,358,996

Distributions Declared

The table below sets forth the distributions declared for Class P Shares.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
November 8, 2017	December 1, 2017 through December 31, 2017	$0.005260274	On or before January 7, 2018
November 8, 2017	January 1, 2018 through January 31, 2018	$0.005260274	On or before February 7, 2018
November 8, 2017	February 1, 2018 through February 28, 2018	$0.005260274	On or before March 7, 2018
November 8, 2017	March 1, 2018 through March 31, 2018	$0.005260274	On or before April 7, 2018

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

The following discussion and analysis relates to the three and nine-months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On October 25, 2016, we commenced a private offering (the “Offering”) of up to $500,000,000 in our Class P Shares, pursuant to a private placement memorandum dated October 25, 2016. The purchase price per Class P Share currently equals $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation (our “Dealer Manager”), an affiliate of our Advisor, is our dealer manager for the Offering. As of November 8, 2017, we had received and accepted investors’ subscriptions for and issued 1,328,175 Class P Shares in the Offering, resulting in gross proceeds of $35,358,996. As of November 8, 2017, $464,641,004 of Class P Shares remained to be sold in the Offering.

Significant Accounting Policies and Use of Estimates

A summary of our significant accounting policies is set forth in Note 2 - “Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Real Estate Securities

As of September 30, 2017 and December 31, 2016, our portfolio of real estate securities consisted of three and one investments in CMBS, respectively. Our CMBS investments had a fair value of $26,518,460 and $5,433,480 as of September 30, 2017 and December 31, 2016, respectively. The increase in the size of our portfolio of real estate securities is due to investing capital received from the Offering and increased leverage arising from a Master Repurchase Agreement (the “MRA”).

As of September 30, 2017 and December 31, 2016, our CMBS investments had a weighted average coupon of 3.4% and 5.4% and a remaining life of 1.7 and 1.9 years, respectively.  As of September 30, 2017, 60% of our real estate securities portfolio based on fair value was rated AAA and 40% was rated BB- from at least one national rating agency.  As of December 31, 2016, 100% of our portfolio based on fair value had a rating by a national rating agency of BB.  The change in the ratings was due to the purchase of additional assets as we invested capital received from the Offering.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Commercial Mortgage Loans Held for Investment

As of September 30, 2017, our portfolio of commercial mortgage loans held for investment consisted of one mezzanine loan which was secured by office buildings. The loan had a carrying value of $7,500,000 and a rate of 9.20%.  There were no commercial mortgage loans held for investment as of December 31, 2016. The increase in the size of our portfolio is due to investing capital received from the Offering.

Allowance for Loan Losses

The Company originated its first commercial loan held for investment during the three-month period ended September 30, 2017. As of September 30, 2017, the Company has not recorded any allowance for loan losses as the loan in the portfolio was not impaired and was performing in compliance with the contractual terms. See Note 2 - “Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for further description of our allowance for loan loss policy.

Results of Operations

Comparison of the Three-Months Ended September 30, 2017 to the Three-Months Ended September 30, 2016

We began operations in October 2016 and had no operations for the three-month period ended September 30, 2016.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Month Period Ended September 30,
	2017			2016
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$14,808,318	$299,803	7.9%	$—	$—	—%
Commercial mortgage loans	163,043	3,833	9.2%	$—	$—	—%
Total/Weighted Average	$14,971,361	$303,636	7.9%	$—	$—	—%
Interest-bearing liabilities:
Repurchase agreements—securities	$5,579,033	$49,302	3.5%	$—	$—	—%
Total/Weighted Average	$5,579,033	$49,302	3.5%	$—	$—	—%
Net interest income/spread		$254,334	4.5%		$—	—%
Average leverage %(4)	59.4%			—%
Weighted average levered yield(5)			10.6%			—%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

For the three-month period ended September 30, 2017, our investment portfolio had an average carrying value of $15.0 million and a weighted average interest rate of 7.9%.  We financed the CMBS, in part, with repurchase agreements with an average balance of $5.6 million and an average financing cost of 3.5%.  Our net interest income was $254,334 and had a weighted average levered yield of 10.6%.

Operating expenses

Operating expenses for the three-months ended September 30, 2017 and 2016 consisted of the following:

	Three-Months Ended September 30,
	2017	2016
Administration expense	$28,750	$—
Directors compensation	20,100	—
Professional service fees	98,215	—
Other expenses	37,880	—
Total operating expenses	$184,945	$—

Total operating expenses for the three-months ended September 30, 2017 and 2016 were $184,945 and $0, respectively.

Other Income

For the three-month periods ended September 30, 2017 and 2016, our real estate securities decreased in value by $49,612 and $0, respectively. The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities.

Net Loss

For the three-months ended September 30, 2017 and 2016, our net loss was $35,900 and $0, or $0.04 and $0 per share (basic and diluted), respectively.

Comparison of the Nine-Months Ended September 30, 2017 to the Nine-Months Ended September 30, 2016

We began operations in October 2016 and had no operations for the nine-month period ended September 30, 2016.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Nine-Month Period Ended September 30,
	2017			2016
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$11,109,986	$549,847	6.5%	$—	$—	—%
Commercial mortgage loans	54,945	3,833	9.2%	$—	$—	—%
Total/Weighted Average	$11,164,931	$553,680	6.5%	$—	$—	—%
Interest-bearing liabilities:
Repurchase agreements—securities	$4,501,974	$101,039	3.0%	$—	$—	—%
Total/Weighted Average	$4,501,974	$101,039	3.0%	$—	$—	—%
Net interest income/spread		$452,640	3.6%		$—	—%
Average leverage %(4)	67.6%			—%
Weighted average levered yield (5)			8.9%			—%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

For the nine-month period ended September 30, 2017, our investment portfolio had an average carrying value of $11.2 million and a weighted average interest rate of 6.5%.  We financed the CMBS, in part, with repurchase agreements with an average balance of $4.5 million and an average financing cost of 3.0%.  Our net interest income was $452,640 and had a weighted average levered yield of 8.9%.

Operating expenses

Operating expenses for the nine-months ended September 30, 2017 and 2016 consisted of the following:

	Nine-Months Ended September 30,
	2017	2016
Administration expense	$86,250	$—
Directors compensation	60,700	—
Professional service fees	328,549	—
Other expenses	67,690	—
Total operating expenses	$543,189	$—

Total operating expenses for the nine-months ended September 30, 2017 and 2016 were $543,189 and $0, respectively.

Other Income

For the nine-month periods ended September 30, 2017 and 2016, our real estate securities increased in value by $21,301 and $0, respectively. The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities.

Net Loss

For the nine-months ended September 30, 2017 and 2016, our net loss was $124,924 and $0, or $0.23 and $0 per share (basic and diluted), respectively.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We use Funds from Operations (“FFO”), a widely accepted metric, to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”) has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate and to exclude the earnings impacts of cumulative effects of accounting changes. We have adopted the NAREIT definition for computing FFO.

Our business plan is to operate as a mortgage REIT with our portfolio consisting of CRE debt and CRE securities. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP. Although we have the ability to acquire real property, we have not acquired any at this time and as such have not had any FFO adjustments to our net income or loss computed in accordance with GAAP.

Under GAAP, acquisition related costs are treated as operating expenses reducing our income. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of investments and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, published a standardized measure known as Modified Funds from Operations (“MFFO”), which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

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

Our FFO and MFFO are calculated as follows:

	Nine-months ended September 30,
	2017	2016
Net loss	$(124,924)	$—
Funds from operations	$(124,924)	$—

Amortization of premiums on real estate securities	139,821	—
Unrealized gain (loss) on real estate securities	(21,301)	—
Modified funds from operations	$(6,404)	$—

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from the Offering, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the acquisition of additional investments, required debt service and the payment of distributions to stockholders.

Cash Flow Analysis

	Nine-Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$171,187	$—
Net cash used in investing activities	$28,703,500	$—
Net cash provided by financing activities	$30,632,730	$—

We held cash and cash equivalents of $2,612,271 and $511,854 as of September 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents increased due to normal fluctuations and were primarily related to the net proceeds from the Offering and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $171,187 and $0 for the nine-month period ended September 30, 2017 and 2016, respectively.  We began operations in October 2016 and as such had no cash flows from operating activities for the nine-month period ended September 30, 2016.

Our investing activities used $28,703,500 and $0 for the nine-month periods ended September 30, 2017 and 2016, respectively, for the purchase of real estate securities and origination of commercial mortgage loans.

Our financing activities provided net cash of $30,632,730 and $0 for the nine-month periods ended September 30, 2017 and 2016, respectively. The contributions came from $8,936,000 in net proceeds from our repurchase agreement financing and $22,349,280 in net proceeds from the issuance of our common stock.

Repurchase Agreements – Real Estate Securities

We enter into MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase agreements on each security under an MRA generally mature in 30 to 90 days, and terms are adjusted for current market rates as necessary. Repurchase agreements are being accounted for as secured borrowings since we maintain effective control of the financed assets. Under the MRAs, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require us to provide additional collateral or fund margin calls. We intend to maintain a level of liquidity that will enable us to meet margin calls. In addition, the MRAs are subject to certain financial covenants. We were in compliance with these covenants as of September 30, 2017. We had not entered into any MRAs as of December 31, 2016 and, as such, had no financial covenant requirements.

As of September 30, 2017, we had entered into one MRA and had two outstanding repurchase agreements, as described in the following table:

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Counterparty 1	$8,936,000	$846	$11,400,000	2.29113%	27

Distributions Declared

The table below sets forth the distributions declared for Class P Shares during the nine-month period ended September 30, 2017.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
February 22, 2017	March 1, 2017 through March 31, 2017	$0.005260274	April 3, 2017
February 22, 2017	April 1, 2017 through April 30, 2017	$0.005260274	May 1, 2017
February 22, 2017	May 1, 2017 through May 31, 2017	$0.005260274	June 1, 2017
May 31, 2017	June 1, 2017 through June 30, 2017	$0.005260274	July 5, 2017
May 31, 2017	July 1, 2017 through July 31, 2017	$0.005260274	August 1, 2017
May 31, 2017	August 1, 2017 through August 31, 2017	$0.005260274	September 1, 2017
August 9, 2017	September 1, 2017 through September 30, 2017	$0.005260274	October 2, 2017
August 9, 2017	October 1, 2017 through October 31, 2017	$0.005260274	November 1, 2017
August 9, 2017	November 1, 2017 through November 30, 2017	$0.005260274	On or before December 7, 2017

Distributions Paid

The table below sets forth the distributions paid in cash with respect to our Class P Shares during the nine-month period ended September 30, 2017.

Distribution Period	Payment Date	Distribution Amount
December 2016	January 3, 2017	$33,230
January 2017	February 1, 2017	40,572
February 2017	March 1, 2017	40,661
March 2017	April 3, 2017	52,273
April 2017	May 1, 2017	59,276
May 2017	June 1, 2017	71,450
June 2017	July 5, 2017	82,179
July 2017	August 1, 2017	120,455
August 2017	September 1, 2017	152,454
Total		$652,550

Contractual Obligations and Commitments

We had no contractual obligations as of December 31, 2016. Our contractual obligations, excluding expected interest payments, as of September 30, 2017 are summarized as follows:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements	$8,936,000	—	—	—	$8,936,000
Total	$8,936,000	—	—	—	$8,936,000

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Registration Statement on Form 10 , as filed with the Securities and Exchange Commission on May 2, 2017, as amended, under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months and nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 11 – “Subsequent Events” which is included in our September 30, 2017 notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the nine-month periods ended September 30, 2017 and 2016, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of September 30, 2017, and December 31, 2016, our investment portfolio included three and one variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our MRA were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2017	December 31, 2016
(-) 25 Basis Points	(3.17)%	(4.67)%
Base Interest Rate	0.00%	0.00%
(+) 50 Basis Points	6.33%	9.35%
(+) 100 Basis Points	12.67%	18.69%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation, claims and regulatory matters. We have no knowledge of material legal or regulatory proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

Not applicable as we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On October 25, 2016, we commenced the Offering of up to $500,000,000 in our Class P Shares. The Class P Shares are being offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the three-month period ended September 30, 2017, we received and accepted investors’ subscriptions for and issued 515,219 Class P Shares in the Offering resulting in gross offering proceeds of $13,877,109. During the period from September 30, 2017 to November 8, 2017, we received and accepted investors’ subscriptions for and issued 198,098 Class P Shares in the Offering resulting in gross offering proceeds of $5,359,127. As of November 8, 2017, we have issued 1,328,175 Class P Shares resulting in gross offering proceeds of $35,358,996 and had $464,641,004 of Class P Shares remaining to be sold in the Offering.

Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the period covered by this report.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	November 9, 2017

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 9, 2017