Form 10-K
period 2017-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2018-03-14
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class P Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting a private offering of its shares of common stock pursuant to which it is selling shares of its Class P Common Stock for $25.00 per share, plus applicable selling commissions, dealer manager fees and organization and offering expenses, with discounts available for certain categories of purchasers. The aggregate value of the registrant’s Class P Common Stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,371,463 based on a price of $25.00 per share of Class P Common Stock. As of March 14, 2018, there were 2,328,726 shares of the registrant’s Class P Common Stock outstanding.

PART I

Item 1. Business.

General

InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) is  a Maryland corporation formed in September 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”), and collateralized debt obligation (“CDO”) notes. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our operating partnership, InPoint REIT Operating Partnership, LP, of which we are the sole general partner.  We are externally managed by Inland InPoint Advisor, LLC (the “Advisor”), an indirect subsidiary of Inland Real Estate Investment Corporation (“IREIC”), which is a member of The Inland Real Estate Group of Companies, Inc. (“Inland”). The Advisor has engaged SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

On October 25, 2016, we commenced a private offering (the “Offering”) of up to $500,000,000 in our Class P shares of common stock (the “Class P Shares”). The purchase price per Class P Share in the Offering currently equals $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, is the dealer manager for the Offering.

We intend to determine our net asset value (“NAV”) no later than the earliest of (i) November 16, 2019, which is the third anniversary of the first sale of Class P Shares in the Offering, or (ii) the first anniversary of the commencement of our initial public offering, unless our board of directors determines to cause such calculation to be performed earlier. We refer to the date upon which our NAV is first determined as the “NAV Pricing Date.” Commencing with the NAV Pricing Date, the Advisor will be responsible for calculating our NAV and our NAV per share for each class of common stock at the end of each calendar quarter. The Advisor will delegate responsibility for the calculation of our NAV per share to a third-party firm with expertise in fund administrative services (the “Fund Administrator”), which will calculate our NAV per share under the supervision of the Advisor.

As of March 14, 2018, we had received and accepted investors’ subscriptions for and issued 2,328,726 Class P Shares in the Offering, resulting in gross proceeds of $62,487,460. As of March 14, 2018, $437,512,540 of Class P Shares remained to be sold in the Offering.

Investment Portfolio

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

As of December 31, 2017, our investment portfolio consisted of $32,094,441 in commercial mortgage loans held for investment and $25,993,258 in CMBS.  We originated the commercial mortgage loans and purchased the CMBS during 2017.

Competition

Our net income depends, in large part, on our ability to originate loans and acquire assets at favorable spreads over our borrowing costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are numerous REITs with similar asset acquisition objectives. These other REITs increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

We rely on the Sub-Advisor’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for our mortgage loans and potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these investments.

Employees

We do not have any employees. In addition, all of our executive officers are officers of the Advisor, the Sub-Advisor or one or more of their affiliates and are compensated by those entities, in part, for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either the Advisor or the Sub-Advisor for any compensation paid to individuals who also serve as our executive officers.

Tax Status

We believe we have operated, and we intend to continue to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to our shareholders and maintain our qualification as a REIT.

Our Corporate Information

Our principal executive offices are located at 2901 Butterfield Rd., Oak Brook, Illinois 60523, and our telephone number is (800) 826-8228.  We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A. Risk Factors.

Risks Related to an Investment in Our Company

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a recently formed entity with a limited operating history and may not be able to achieve our investment objectives. We cannot assure stockholders that the past experiences of affiliates of the Advisor or the Sub-Advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us. If stockholders do sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. Prior to the NAV Pricing Date, we will only repurchase shares in the case of death or disability. As a result, stockholders may be unable to have their shares repurchased by us until the NAV Pricing Date, if at all. Following the NAV Pricing Date, we intend to repurchase Class P Shares on a monthly basis at a price equal to our most recently determined NAV per Class P Share on the date the repurchase request is processed, and not based on the price at which a stockholder initially purchased his, her or its shares. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our repurchase program.

Our ability to repurchase shares may be limited, and our board of directors may modify or suspend our repurchase program at any time.

Following the NAV Pricing Date, we expect that the total amount of all classes of shares that we will repurchase in any calendar quarter will be capped at 5% of the total NAV as of the end of the prior calendar quarter. The vast majority of our assets cannot be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on stockholders whose shares are not being repurchased, then our board of directors may modify or suspend our share repurchase program. Because our board of directors is not required to authorize the recommencement of the share repurchase program within any specified period of time, our board may effectively terminate the plan by suspending it indefinitely. As a result, our stockholders’ ability to have their shares repurchased by us may be limited and at times they may not be able to liquidate their investment.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Because we currently have limited assets, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our portfolio in the early stages of our development;
•	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing CRE loans, CRE securities and select CRE equity investments;
•	our inability to realize attractive risk-adjusted returns on our investments;
•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;
•	defaults in our investment portfolio or decreases in the value of our investments; and
•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our stockholders’ investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or Offering proceeds, and we have no limits on the amounts we may pay from such sources.

During the early stages of our operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, particularly in the earlier part of the Offering, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of the Offering, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. As of the date of this Annual Report on Form 10-K, we have funded distributions from offering proceeds and, in the future, we may continue to pay distributions from sources other than cash flow from operations.

Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of our stockholders’ investment.

Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

Prior to the NAV Pricing Date, we will engage an independent valuation advisor (the “Valuation Advisor”) to appraise our liquid assets regularly, and the Advisor will review each appraisal.  From and after the NAV Pricing Date, we expect that the Valuation Advisor will prepare a schedule with the objective of having all of our illiquid investments valued over the course of the calendar year so that approximately 25% of all illiquid investments are valued each quarter in accordance with valuation guidelines approved by our board of directors. Within the parameters of our valuation guidelines, the valuation methodologies used to value our assets will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses, and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the Advisor and the Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate-related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price at which shares may be repurchased by us pursuant to our repurchase program following the NAV Pricing Date will be based on our estimated NAV per share, stockholders may receive less than realizable value for their investment.

Our NAV per share may suddenly change if the appraised values of our illiquid assets materially change from prior appraisals or the actual operating results for a particular quarter differ from what we originally budgeted for that quarter.

Following the NAV Pricing Date, at the beginning of each calendar year, we expect that the Valuation Advisor will prepare a schedule with the objective of having all of our illiquid investments valued over the course of the calendar year so that approximately 25% of all illiquid investments are valued each quarter. When the appraisals for one or more assets are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given quarter may differ from what we originally budgeted for that quarter, which may cause a sudden increase or decrease in the NAV per share amounts. As soon as practicable after the end of the last business day of each quarter, we will adjust the income and expenses we estimated for that quarter to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the quarterly NAV per share of each class for each day of the previous quarter. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular quarter, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our quarterly NAV.

The Advisor expects to delegate responsibilities for the calculation of our NAV per share to the Fund Administrator. From and after the NAV Pricing Date, the Fund Administrator’s determination of our quarterly NAV per share will be based in part on estimates of the values of our illiquid assets provided periodically by the Valuation Advisor in accordance with valuation guidelines approved by our board of directors. As a result, our most recently published NAV per share may not fully reflect any or all changes in value that may have occurred since the most recent valuation. The Fund Administrator and the Advisor will review appraisal reports and monitor our assets, and the Advisor is responsible for notifying the Valuation Advisor of the occurrence of any asset-specific or market-driven event it believes may cause a material valuation change in the asset valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our illiquid assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who have their shares repurchased, or stockholders who buy new shares, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components that will be used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV will not be audited by our independent registered public accounting firm. We will calculate and publish our quarterly NAV solely for purposes of establishing the price at which we will sell and repurchase shares of our common stock after the NAV Pricing Date, and stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that will be used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles (“GAAP”). These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Stockholders will not be able to determine the net asset value of their shares on an ongoing basis during the Offering and for a substantial period of time thereafter.

Prior to the NAV Pricing Date, we will not calculate our NAV or our NAV per Class P Share. Commencing with the NAV Pricing Date, the Advisor will be responsible for calculating our quarterly NAV at the end of each calendar quarter. Our board of directors will review the NAV calculation quarterly. To calculate our NAV per share, the Fund Administrator will determine the fair value of our assets and liabilities, based in part on the valuation of our illiquid assets by the Valuation Advisor. We will determine and publish the NAV per share of each class of our common stock following the end of each calendar quarter after the NAV Pricing Date on our website and in our Quarterly Reports on Form 10-Q. In addition, following the end of each calendar quarter after the NAV Pricing Date, if the Offering is ongoing, we will prepare and distribute supplements, and if we have commenced an initial public offering, then we will prepare, and file with the SEC, supplements to the prospectus which forms a part of the registration statement for such public offering. In addition to these quarterly pricing supplements to our private placement memorandum or prospectus, we will provide more frequent pricing supplements only if there is a change in the NAV by more than 5% from the NAV disclosed in the last filed or distributed prospectus or supplement. Therefore, stockholders will not be able to determine the net asset value of their Class P Shares on an ongoing basis during the Offering and possibly for a substantial period of time thereafter. Furthermore, such NAV per Class P Share calculations will be only an estimate and may not represent the actual value of Class P Shares or the price at which a third party would be willing to purchase the Class P Shares.

Risks Related to Our Business

The CRE industry has been and may continue to be adversely affected by economic conditions in the United States and global financial markets generally.

Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the United States mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our CRE investments and further reduce the value of our investments.

Challenging economic and financial market conditions may cause us to experience an increase in the number of CRE investments that result in losses, including delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment. Our revenue from investments could diminish significantly.

Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund our investment activities.

The global financial markets have experienced pervasive and fundamental disruptions. Market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund our investment activities. In addition, market disruption, volatility or uncertainty may also expose us to increased litigation and stockholder activism. These conditions could materially disrupt our business, operations and ability to make distributions to stockholders. Market volatility could also lead to significant uncertainty in the valuation of our investments, which may result in a substantial decrease in the value of our investments. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

The Sub-Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.

We rely upon the Sub-Advisor to identify suitable investments. The investment professionals of the Sub-Advisor must determine which investment opportunities to recommend to us and to existing and future investment vehicles which are affiliated with Sound Point Capital Management, LP (“Sound Point”), an affiliate of the parent of the Sub-Advisor. The Sub-Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our investment objectives. If we, through the Sub-Advisor, are unable to find suitable investments promptly, we may hold the proceeds from the Offering in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees and expenses in connection with the Offering and to make distributions to stockholders. Therefore, delays in investing proceeds we raise from the Offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives.

The Sub-Advisor may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. The Sub-Advisor’s investment professionals face competing demands upon their time, including in instances when we have capital ready for investment and consequently we may face delays in execution. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower our stockholders’ overall returns.

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of the Advisor, the Sub-Advisor and third-party servicers.

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of the Advisor and the Sub-Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our CRE debt investments. Stockholders must rely entirely on the management abilities of the Advisor and the Sub-Advisor and the oversight of our board of directors, along with those of our third-party servicers.

Because we are dependent upon the Advisor, the Sub-Advisor and their affiliates to conduct our operations and we are also dependent upon the Dealer Manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on the Advisor, the Sub-Advisor and their affiliates to manage our operations and our portfolio, and we are also dependent upon the Dealer Manager and its affiliates to raise capital. The Advisor, the Sub-Advisor and their affiliates depend upon the direct and indirect fees and other compensation or reimbursement of costs that they receive from us and other companies affiliated with IREIC and Sound Point, respectively, and in connection with the management of our business and assets to conduct their operations. The Dealer Manager also depends upon the fees that it receives from us in connection with the Offering. Any adverse changes in the financial condition of the Advisor or its affiliates or our relationship with the Dealer Manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

The loss of or the inability to obtain key investment professionals at the Sub-Advisor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of key personnel at the Sub-Advisor and its affiliates, each of whom would be difficult to replace. We cannot assure stockholders that such personnel will continue to be associated with the Sub-Advisor or its affiliates in the future. If any of these persons were to cease their association with us or the Sub-Advisor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Sub-Advisor’s and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and the Sub-Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If the Sub-Advisor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.

The Advisor’s and the Sub-Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.

If our business grows substantially, the Advisor and the Sub-Advisor may need to make significant new investments in personnel and infrastructure to support that growth. In addition, service providers to whom the Advisor or the Sub-Advisor may delegate certain functions may also be strained by our growth. The Sub-Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations. Further, during periods of economic retraction, IREIC, Sound Point, the Advisor and the Sub-Advisor may be incented to reduce their personnel and costs, which could have an adverse effect on us.

Failure by us or the Advisor, the Sub-Advisor, service providers, tenants or borrowers to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.

We and the Advisor, the Sub-Advisor, service providers, tenants and borrowers are dependent on the effectiveness of our respective information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

Risks Related to Our Investments

Our CRE debt and securities investments are subject to the risks typically associated with CRE.

Our CRE debt and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, the sovereign debt crisis and other factors;
•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;
•	lack of liquidity inherent in the nature of the asset;
•	tenant/operator mix and the success of the tenant/operator business;
•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;
•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;
•	ability and cost to replace a tenant/operator/manager upon default;
•	property management decisions;
•	property location and conditions;
•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;
•	the perceptions of the quality, convenience, attractiveness and safety of the properties;
•	branding, marketing and operational strategies;
•	competition from comparable properties;
•	the occupancy rate of, and the rental rates charged at, the properties;
•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;
•	the expense of leasing, renovation or construction;
•	changes in interest rates and in the availability, cost and terms of mortgage financing;
•	unknown liens being placed on the properties;
•	bad acts of third parties;
•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;
•	changes in governmental rules, regulations and fiscal policies;
•	tax implications;
•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;
•

the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

•	cost of compliance with the Americans with Disabilities Act;
•	adverse changes in governmental rules and fiscal policies;
•	social unrest and civil disturbances;
•	acts of nature, including earthquakes, hurricanes and other natural disasters;
•	terrorism;
•	the potential for uninsured or underinsured property losses;
•	adverse changes in state and local laws, including zoning laws; and
•	other factors which are beyond our control.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.

These factors may have a material adverse effect on the value and the return that we can realize from our assets, as well as the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Borrowers may be less likely to achieve their business plans and be able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. In addition, declining real estate values will reduce the value of any of our properties. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to finance our portfolio, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

We are subject to significant competition and we may not be able to compete successfully for investments.

We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly traded REITs, public, non-listed REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Our management has observed increased competition in recent years, and we expect such trend to continue. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. If such events occur, we may experience lower returns on our investments.

We may change our investment strategy at any time and make riskier investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from and possibly riskier than the investments described herein. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.

We may not be effective in originating, acquiring and managing our investments.

We, through the Sub-Advisor, generally originate and manage our investments. Our origination and acquisition capabilities depend on the Sub-Advisor’s ability to leverage its relationships in the market and deploy capital to borrowers and tenants that hold properties meeting our underwriting standards. Managing these investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, the Sub-Advisor may make decisions that result in losses. If we are unable to successfully originate investments on favorable terms, or at all, or if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.

The CRE debt we originate and invest in and mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

Our CRE debt investments will be secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we will suffer a loss. In this manner, real estate values could impact the value of our CRE debt and securities investments. Therefore, our CRE debt and securities will be subject to the risks typically associated with real estate.

Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•

If the value of real property or other assets securing our CRE debt deteriorates. The majority of our CRE debt investments will be fully or substantially nonrecourse. In the event of a default by a borrower on a nonrecourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Further, we may not know whether the value of these properties has declined below levels existing on the dates of origination. If the value of the properties drops, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest.

•

If a borrower or guarantor defaults on recourse obligations under a CRE debt investment. We sometimes will obtain personal or corporate guarantees from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

•

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business. Before making a loan to a borrower, we will assess the strength and skills of an entity’s management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

Delays in liquidating defaulted CRE debt investments could reduce our investment returns.

The occurrence of a default on a CRE debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.

Our CRE debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and the borrower and tenant may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay its obligations to us. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.

We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.

In order to maximize value, we may be more likely to extend and work out an investment rather than pursue other remedies such as taking title to collateral. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may not independently control the decision making. Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value.

CRE debt restructurings may reduce our net interest income.

While the U.S. economy is stronger today, a return to weak economic conditions in the future may cause our borrowers to be at increased risk of default and we or a third party may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment. We may lose some or all of our investment even if we restructure in an effort to increase value.

Our CRE debt and securities investments may be adversely affected by changes in credit spreads.

Our CRE debt we originate or acquire and securities investments we invest in are subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decrease even if such investment is performing in accordance with its terms and the underlying collateral has not changed.

Provision for loan losses is difficult to estimate, particularly in a challenging economic environment.

In a challenging economic environment, we may experience an increase in provisions for loan losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.

Both our borrowers’ and tenants’ forms of entities may cause special risks or hinder our recovery.

The borrowers for our CRE debt investments, as well as borrowers underlying our CRE securities, will be legal entities rather than individuals. The obligations these entities will owe us are typically nonrecourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for originators of loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.

The subordinate CRE debt we originate and acquire may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

We originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and will be secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

We may invest in unrated or non-investment grade CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline. As a result, these investments may have a higher risk of default and loss than investment grade-rated assets. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant and may reduce distributions to our stockholders and may adversely affect the value of our common stock.

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.

We may make investments in non-performing real estate assets, in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments. Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Nonperforming properties, for instance, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment. Borrowers will typically try to create value in a non-performing real estate investment including by development, redevelopment or lease-up of a property. However, none of these strategies may be effective and the subject properties may never generate sufficient cash flow to support debt service payments. If this occurs, we may negotiate a reduced payoff, restructure the terms of the loan or enforce rights as lender and take title to collateral securing the loan with respect to CRE debt investments. It is challenging to evaluate non-performing investments, which increases the risks associated with such investments. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to our stockholders.

Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.

Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flow. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower’s monthly payment, as a result of an increase in prevailing market interest rates, may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

Insurance may not cover all potential losses on CRE investments, which may impair the value of our assets.

We generally will require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally will obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our borrowers could breach their obligations to us and not maintain sufficient insurance coverage. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment or anticipated profits and cash flow from one or more real estate properties, which in turn could cause the value of the Class P Shares and distributions to our stockholders to be reduced.

We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to make distributions to our stockholders.

The seller of a property often sells such property in an “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing.

Despite our efforts, we, the Advisor and the Sub-Advisor may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such borrowers and tenants.

The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses.

If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.

Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the properties included in the securitization’s pools or select CRE equity investments and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Lease defaults, terminations or landlord-tenant disputes may reduce our income from our single-tenant net leased investments.

The creditworthiness of tenants in our real estate investments could become negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations.

We may have difficulty selling or re-leasing our single-tenant net leased properties, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.

Our ability to fully control the management of our single-tenant, net leased properties may be limited.

The tenants or managers of single-tenant, net leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property becomes free of the lease. While our leases will generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to successfully conduct their operations, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments and expose us to liability.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, or our tenants, as owner of a site, including if we take ownership through foreclosure, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’ liability could significantly exceed the value of the property without any limits. The scope of the indemnification our tenants have agreed to provide us may be limited. For instance, some of our agreements with our tenants may not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure stockholders that any such tenant would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.

We may acquire properties located outside of the United States or originate or acquire loans that are made to borrowers or secured by properties located outside of the United States.

Any international investments we make may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located and these laws may expose us to risks that are different from or in addition to those commonly found in the United States. We may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.

Any international investments we make could be subject to the following risks:

•

governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	translation and transaction risks relating to fluctuations in foreign currency exchange rates;
•	adverse market conditions caused by inflation or other changes in national or local political and economic conditions;
•	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;
•	changes in relative interest rates;
•	changes in the availability, cost and terms of borrowings resulting from varying national economic policies;
•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;
•

our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes and value added taxes;

•	lack of uniform accounting standards (including availability of information in accordance with GAAP);
•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;
•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;
•	changes in applicable laws and regulations in the United States that affect foreign operations; and
•	legal and logistical barriers to enforcing our contractual rights in other countries, including insolvency regimes, landlord/tenant rights and ability to take possession of the collateral.

Certain of these risks may be greater in emerging markets and less developed countries. Each of these risks might adversely affect our performance and impair our ability to make distributions to stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants or borrowers necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.

We invest in CRE securities, including CMBS and other subordinate securities, which entail certain heightened risks.

We invest in a variety of CRE securities, including CMBS and other subordinate securities, which may be subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

Additionally, CRE securities such as CMBS and CDO notes may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of CRE securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Additional risks may be presented by the type and use of a particular commercial property, as well as the general risks relating to the net operating income from and value of any commercial property. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment. Ratings for CRE securities can also adversely affect their value.

We intend to invest in CDO notes, which involve significant risks.

We intend to invest in CDO notes which are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which time proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent that we invest in the equity interest of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there may be little or no income or principal available to the holders of CDO equity interests if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity interest of a CDO could decrease substantially. In addition, the equity interests of CDOs are illiquid and often must be held by a REIT, and because they represent a leveraged investment in the CDO’s assets, the value of the equity interests will generally have greater fluctuations than the value of the underlying collateral. Moreover, CDO notes generally do not qualify as real estate assets for purposes of the gross asset and income requirements that apply to REITs, which could adversely affect our ability to qualify for tax treatment as a REIT.

The terms of our debt investments will be based on our projections of market demand, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.

The terms of our debt investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.

Risks Related to Our Financing Strategy

We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our investment strategy.

We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. Access to the capital markets and other sources of liquidity were severely disrupted during the recession that began in 2008. While there have been improvements from that recession, increasing concerns over diminished economic growth, inflation and worldwide economic conditions have recently resulted in a disruption in the markets. If economic conditions worsen, we could suffer another severe downturn and another liquidity crisis could emerge. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use any credit facilities we obtain, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. If we cannot obtain sufficient debt and equity capital on acceptable terms, our ability to grow our business, operate and make distributions to stockholders could be severely impacted.

We use leverage to originate and acquire our investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio generally through the use of securitization financing transactions and credit facilities. The type and percentage of financing varies depending on our ability to obtain credit and the lender’s estimate of the stability of the portfolio’s cash flow. High leverage can, particularly during difficult economic times, increase our risk of loss and harm our liquidity. Moreover, we may have to incur more recourse borrowings, including recourse borrowings that are subject to mark-to-market risk, in order to obtain financing for our business.

We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

We intend to focus our financing strategy on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.

Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, acquire or originate CRE debt at attractive prices and enter into hedging transactions. Also, if market interest rates increase, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.

Interest rate changes may also impact our net book value as our CRE securities and hedge derivatives are recorded at fair value each quarter. Generally, as interest rates increase, the value of our fixed-rate securities decreases, which will decrease the book value of our equity.

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value. For instance, increasing interest rates would reduce the value of the fixed-rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed-rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our CRE securities portfolio and our financial position and operations as a change in interest rates generally.

Hedging against interest rate and currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

From time to time, we may use derivative financial instruments to hedge exposures to changes in interest rates and currency exchange rates. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. There is no assurance that our hedging strategy will achieve our objectives, and we may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements. Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our results of operations.

While we expect to seek nonrecourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Furthermore, the cost of borrowings may increase substantially if lenders view us as having increased credit risk during periods of market distress. Any such short-term financing may also be recourse to us, which will increase the risk of our investments.

In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. To the extent these financing arrangements contain mark-to-market provisions, if the market value of the investments pledged by us declines due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the investment that serves as collateral for our financing arrangements to decline, and in such a scenario, it is likely that the terms of our financing arrangements would require partial repayment from us, which could be substantial.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to our stockholders or that prohibit us from discontinuing insurance coverage or replacing the Advisor or the Sub-Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.

We have broad authority to use leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of a majority of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of our stockholders’ investment.

Risks Related to Our Company

If the Advisor’s and the Sub-Advisor’s portfolio management systems are ineffective, we may be exposed to material unanticipated losses.

The Advisor and the Sub-Advisor will periodically refine their portfolio management techniques, strategies and assessment methods. However, the Advisor’s and the Sub-Advisor’s portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in the Advisor’s and the Sub-Advisor’s portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk adjusted returns and could result in losses.

We provide our stockholders with information using funds from operations (“FFO”) and modified funds from operations (“MFFO”), which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.

We provide our stockholders with information using FFO and MFFO, which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). We compute MFFO in accordance with the definition established by the Investment Program Association (“IPA”) and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Our distribution policy is subject to change.

Our board of directors determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth herein, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.

We may not be able to make distributions in the future.

Our ability to generate income and to make distributions may be adversely affected by the risks described herein. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.

Our ability to make distributions is limited by the requirements of Maryland law.

Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus, unless our charter permits otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.

Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as a stockholder.

Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described herein. Under the Maryland General Corporation Law (the “MGCL”) and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under the MGCL and our charter, stockholders have a right to vote only on:

•	the election or removal of directors;
•

amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue; (ii) effect certain reverse stock splits; and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;
•	certain reorganizations of our company, as provided in our charter;
•	certain mergers, consolidations, conversions or sales or other dispositions of all or substantially all our assets, as provided in our charter; and
•	statutory share exchanges.

Pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by our board of directors prior to a stockholder vote. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks they face.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, will have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to our corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in the Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.

Payment of fees to the Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.

The Advisor, the Sub-Advisor and their affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay the Advisor substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to the Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute our stockholders’ investment and the amount of cash available for investment or distribution to stockholders.

Fees payable to the Advisor and its affiliates increase the risk that the amount available for distribution to our stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the Offering. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of our offering proceeds promptly, which may cause our distributions and our stockholders’ investment returns to be lower than they otherwise would be.

The more shares we sell in the Offering, the greater our challenge is to invest all of our net offering proceeds. If we raise substantial offering proceeds in a short period of time, there may be delays in investing our net proceeds promptly and on attractive terms.

Pending investment, the net proceeds of the Offering may be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to our stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower our overall returns.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.

The Offering is being made on a “best efforts” basis, meaning that the Dealer Manager and participating dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any shares of our common stock in the Offering. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to our stockholders.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our and our stockholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or our stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our directors than might otherwise exist under common law, which could reduce their and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Risks Related to Conflicts of Interest

The Sub-Advisor may face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs affiliated with Sound Point.

The Sub-Advisor’s officers and key real estate professionals will identify potential investments which are consistent with our investment guidelines for our possible origination and acquisition. The Sub-Advisor or its affiliates will advise other investment programs affiliated with Sound Point that invest in real estate-related assets in which we may be interested and, therefore, the Sub-Advisor could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by the Sub-Advisor or its affiliates may compete with us with respect to certain investments that we may want to acquire.

Following the NAV Pricing Date, the Advisor will face a conflict of interest because the advisory fee will be based on the value of our investment portfolio as determined in connection with our determination of NAV, which is calculated under the supervision of the Advisor.

The Advisor is paid an advisory fee for its services which, following the NAV Pricing Date, will be based on the value of our investment portfolio as determined in connection with our determination of NAV, which will be calculated under the supervision of the Advisor in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the then-current Transaction Price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and Class P Shares may be worth less than the then-current Transaction Price.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of the Advisor and the Sub-Advisor face conflicts of interest related to their positions or interests in affiliates of IREIC and Sound Point, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of the Advisor and the Sub-Advisor are also executive officers, directors, managers or key professionals of IREIC or Sound Point. Some of these persons also serve as managers and investment advisers to other funds and institutional investors. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders, and could face conflicts of interest in allocating their time among us and such other funds, investors and activities. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy, and could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.

Risks Related to Regulatory Matters

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the Internal Revenue Service (the “IRS”), and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. Our internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

Stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We intend to conduct our operations so that neither we, nor our operating partnership nor the subsidiaries of our operating partnership are investment companies under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

With respect to Section 3(a)(1)(A), neither we nor our operating partnership intends to engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we and our operating partnership will be primarily engaged in the non-investment company businesses of our operating partnership’s wholly owned or majority-owned subsidiaries, each of which will rely on an exception from registration under the Investment Company Act. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we and our operating partnership own assets will be wholly owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act and, thus, neither we nor our operating partnership expect to own a significant amount of investment securities.

Through the subsidiaries of our operating partnership, we plan to originate, acquire, invest in and manage instruments that could be deemed to be securities for purposes of the Investment Company Act, including, but not limited to, first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans, as well as CMBS, senior unsecured debt of publicly traded REITs and CDO notes. Accordingly, it is possible that more than 40% of the total assets of our operating partnership’s subsidiaries will be deemed to be investment securities for Investment Company Act purposes. However, in reliance on Section 3(c)(5)(C) of the Investment Company Act, we do not intend to register any of our operating partnership’s subsidiaries as an investment company under the Investment Company Act. Entities that meet the standards set forth in Section 3(c)(5)(C) are excepted from the definition of an investment company. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least another 25% of each of their portfolios must be comprised of real estate-related assets under the Investment Company Act (and no more than 20% comprised of non-qualifying or non-real estate-related assets). Qualifying assets for this purpose include mortgage loans and other assets, such as certain subordinated mezzanine loans and participations and other interests in real estate, as interpreted by the SEC staff in various no-action letters. As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.

Existing SEC no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 10 years ago. Certain mortgage loans and participations in mortgage loans may not constitute qualifying real estate investments for purposes of Section 3(c)(5)(C) of the Investment Company Act. No assurance can be given that the SEC will concur with our classification of the assets of our operating partnership’s subsidiaries. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

We expect that substantially all of the assets of our operating partnership's subsidiaries will meet the standard set forth in Section 3(c)(5)(C). However, because the acquisition of our initial investments through our operating partnership are CMBS that may not meet the standard set forth in Section 3(c)(5)(C), we and our operating partnership may not currently satisfy the requirements of Section 3(a)(1)(C) because our operating partnership's subsidiaries may initially be required to rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. As a result, we, our operating partnership and our operating partnership's subsidiaries currently rely on Rule 3a-2 under the Investment Company Act, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. Following the safe harbor period permitted by Rule 3a-2, the securities issued to our operating partnership by any wholly owned subsidiaries or majority-owned subsidiaries that we may form in the future that are excluded from the definition of investment company based on Section 3(c)(1) or 3(c)(7), together with any other investment securities our operating partnership may own, may not have a value in excess of 40% of the value of our operating partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. To ensure that we are not required, as such requirements have been interpreted by the SEC staff, to register as an investment company, we may be unable to dispose of assets that we would otherwise want to sell and may need to sell assets that we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests that we would otherwise want to acquire.

We believe that we, our operating partnership and the subsidiaries of our operating partnership will not be required to register as an investment company under the Investment Company Act. However, if we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	restrictions or prohibitions on retaining earnings;
•	restrictions on leverage or senior securities;
•	restrictions on unsecured borrowings;
•	requirements that our income be derived from certain types of assets;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Registration with the SEC as an investment company would be costly, would subject our company to a host of complex regulations, and would divert the attention of management from the conduct of our business. In addition, the purchase of real estate that does not fit our investment guidelines and the purchase or sale of investment securities or other assets to preserve our status as a company not required to register as an investment company could materially adversely affect our NAV, the amount of funds available for investment and our ability to pay distributions to our stockholders.

Federal Income Tax Risks

Failure to qualify as a REIT would have significant adverse consequences to us.

We expect to elect to be taxed as a REIT commencing with our taxable year ending December 31, 2017. Our qualification as a REIT will depend upon our ability to meet, on an ongoing basis, requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

•	we would be subject to federal corporate income taxation on our taxable income at regular corporate income tax rates and could be subject to higher state and local taxes;
•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and
•	we could not elect to be taxed as a REIT for four taxable years following the year during which we failed to qualify (unless we are entitled to relief under applicable statutory provisions).

The increased taxes would cause a reduction in our NAV and cash available for distribution to stockholders. In addition, if we do not maintain our REIT status, we will not be required to make distributions to stockholders to satisfy the REIT distribution requirements (discussed below). As a result of all these factors, our failure to maintain our REIT status also could hinder our ability to raise capital and grow our business.

We may be subject to adverse legislative or regulatory tax changes.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017.  The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations.  In the case of individuals, the income tax brackets are adjusted, the top federal income rate is reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received in combination with the 37% top rate), and various deductions are eliminated or limited.  Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  The corporate income tax rate is reduced to 21%, the corporate alternative minimum tax is repealed, and various changes, including restrictions on certain deductions, may affect the computation of taxable income.

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or on stockholders.  Moreover, the process of adopting extensive tax legislation in a short amount of time, without hearings and substantial time for review, is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation.  At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

We urge each investor to consult with his or her own tax advisor with respect to the impact of the Tax Cuts and Jobs Act and any other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

To qualify as a REIT, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our repurchase program will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% prior to 2018) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries (“TRS”). Finally, no more than 25% of our assets may consist of “nonqualified publicly offered REIT debt investments.” In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

The IRS may deem the gains from sales of our properties to be subject to a 100% prohibited transaction tax.

From time to time, we may be forced to sell assets to fund repurchase requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax unless we qualify for a safe harbor exception. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, but there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business, but there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.

We may be subject to tax liabilities that reduce our cash flow and our ability to make distributions to stockholders even if we maintain our REIT status for federal income tax purposes.

We may be subject to federal, state and local taxes on our income or property even if we maintain our REIT status for federal income tax purposes, including, but not limited to, the following:

•

In order to qualify as a REIT, we are required to distribute as dividends annually at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to corporate income tax on the undistributed income.

•	If we file income tax returns in states that do not respect the dividends-paid deduction, we will be subject to state income tax.
•

We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.

•

Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax unless we qualify for a safe harbor exception.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interests to maintain our REIT status. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to certain non-corporate U.S. stockholders currently is 20%. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates applicable to qualified dividends and generally are taxed at ordinary federal income tax rates.  For taxable years beginning after December 31, 2017 and before January 1, 2026, the top individual income tax rate is 37% and after taking a deduction of 20% of ordinary dividends received, ordinary dividends may be taxed at an effective rate of up to 29.6%.  The more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.

If certain sale-leaseback transactions are not characterized by the IRS as “true leases,” we may be subject to adverse tax consequences.

We may purchase investments in properties and lease them back to the sellers of these properties. If the IRS does not characterize these leases as “true leases,” we could fail to maintain our REIT status.

Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.

Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, if a loan is secured by real property and other property, the value of the personal property securing the loan exceeds 15% of the value of all property securing the loan and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test although it may nevertheless be qualifying income for purposes of the 95% gross income test. A portion of the loan may also be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer (the “10% Value Test”).

IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test, the 5% asset test or the

10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.

Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the investments.

We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.

In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

Under the Tax Cuts and Jobs Act, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as OID or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with OID, for tax years beginning after December 31, 2018.

In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholder’s investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.

Liquidation of assets may jeopardize our REIT qualification.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.

Our ownership of and relationship with any TRS that we may form or acquire is subject to limitations, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% (25% prior to 2018) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. There can be no assurance that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

Our domestic TRSs would pay U.S. federal and any applicable state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us. If we were to organize a TRS as a non-U.S. corporation (or non-U.S. entity treated as a corporation for U.S. federal income tax purposes), we may generate income inclusions relating to the earnings of the non-U.S. TRS, the treatment of which under the REIT gross income tests is not clear.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured borrowing transactions, or the failure of a mezzanine loan to qualify as a real estate asset, could adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to finance assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that, for U.S. federal income tax purposes, we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured borrowing transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

In addition, we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge treatment of such loans as real estate assets for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

The “taxable mortgage pool” rules may limit our financing options.

Certain securitizations and other financing structures could result in the creation of taxable mortgage pools for federal income tax purposes. A taxable mortgage pool owned by our operating partnership would be treated as a corporation for U.S. federal income tax purposes and may cause us to fail the REIT asset tests. Accordingly, if we were to consider a securitization that would create a taxable mortgage pool, we would have to undertake such securitization through a TRS or a subsidiary that qualified as a REIT. These rules may limit our financing options.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or such structures might otherwise be beneficial to us.

Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.

We may acquire interests in partnerships or limited liability companies that are joint ventures or investment funds. We may not have timely access to information from such partnerships and limited liability companies related to monitoring and managing our REIT qualification. If a partnership or limited liability company in which we own an interest but do not control takes or expects to take actions that could jeopardize our REIT qualification or require us to pay tax, we may be forced to dispose of our interest in such entity. It is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

Stockholders may face adverse tax consequences if we generate excess inclusion income.

If we acquire real estate mortgage investment conduit (“REMIC”) residual interests or equity interests in taxable mortgage pools (in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income, taxable U.S. stockholders may not apply losses against a portion of our dividends and the portion of dividends received by a non-U.S. stockholder that is attributable to excess inclusion income will be subject to a 30% withholding tax without regard to lower rates otherwise provided in an applicable income tax treaty.

Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive office is located at 2901 Butterfield Rd., Oak Brook, Illinois 60523. As part of the advisory agreement dated October 25, 2016, among the Advisor, our operating partnership and us (the “Advisory Agreement”), the Advisor is responsible for providing office space and office services required in rendering services to us. As of the date of this Annual Report on Form 10-K, we do not own any physical properties.

Item 3. Legal Proceedings.

In the ordinary course of business, we may become subject to litigation, claims and regulatory matters. We have no knowledge of material legal or regulatory proceedings pending or known to be contemplated against us at this time.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our Class P Shares, and we do not expect a public trading market to develop. Following the termination of our private placement of Class P Shares, we intend to offer one or more additional classes of shares of our common stock in a series of three-year public offerings such that we will offer shares of our common stock on a continuous basis for an indefinite period of time. We do not intend to list our Class P Shares, or any additional classes of shares of our common stock, for trading on an exchange or other trading market, and we intend to be a perpetual-life entity with no requirement to pursue a liquidity event by any date certain or at all.

Stockholders

As of March 14, 2018, there were 630 holders of Class P Shares.

Distributions

Our board of directors has declared cash distributions payable to our stockholders of record on each calendar day from December 5, 2016 through December 31, 2016, in an amount per share equal to 1/366th of $1.92, and from January 1, 2017 through December 31, 2017, in an amount per share equal to 1/365th of $1.92. It is anticipated that our board of directors will continue to authorize, and we will continue to declare and pay, distributions with a daily record date, paid monthly in arrears, on our Class P Shares with an aggregate annual distribution of $1.92 per Class P Share.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

On October 25, 2016, we commenced the Offering of up to $500,000,000 in our Class P Shares. The Class P Shares are being offered and sold by the Dealer Manager and participating dealers engaged by the Dealer Manager pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the year ended December 31, 2017, we received and accepted investors’ subscriptions for and issued 1,495,692 Class P Shares in the Offering resulting in gross offering proceeds of $40,405,980. During the period from December 31, 2017 to March 14, 2018, we received and accepted investors’ subscriptions for and issued 595,334 Class P Shares in the Offering resulting in gross offering proceeds of $16,138,891. As of March 14, 2018, we have issued 2,328,726 Class P Shares resulting in gross offering proceeds of $62,487,460 and had $437,512,540 of Class P Shares remaining to be sold in the Offering.

Repurchases of Common Stock

As of the date of this Annual Report on Form 10-K, we have not repurchased any shares of our common stock.

Item 6. Selected Financial Data.

Not applicable to us as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;

•

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds from sales of our Class P Shares, which will reduce the amount of cash we ultimately have to invest in assets;

•

There is no current public trading market for our Class P Shares, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares and even if our stockholders are able to sell their shares through our share repurchase program, or otherwise, they may not be able to recover the amount of their investment in our shares;

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;

•	The Advisor and the Sub-Advisor may face conflicts of interest in allocating personnel and resources between their affiliates;

•	We do not have arm’s-length agreements with the Advisor, the Sub-Advisor or any other affiliates of the Advisor or Sub-Advisor; and

•	If we fail to qualify as a real estate investment trust (“REIT”), our operations and distributions to stockholders will be adversely affected.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Annual Report on Form 10-K, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Overview

We are a Maryland corporation formed in September 2016 to originate, acquire and manage a diversified portfolio of CRE investments primarily comprised of CRE debt and CMBS.  We are authorized to sell up to $500,000,000 of Class P Shares in the Offering which began in October 2016.  During the year ended December 31, 2017 and the period from September 13, 2016 (inception) through December 31, 2016 we issued 1,495,692 and 237,700 Class P Shares for net proceeds of $37,487,276  and $5,942,500, respectively.  We used the net proceeds from the Offering to acquire investments in our target assets in accordance with the objectives and strategies described in Item 1 - Business.

Factors Impacting Our Operating Results

Our operating results can be affected by a number of factors and primarily depend on the timing and amount of capital raised, the composition of our investment portfolio, the amount of leverage applied to our investment portfolio and our net interest income.

Several macroeconomic factors impact the interest rate environment and our target assets, none of which can be predicted with any certainty.

Market Conditions

We believe the CRE debt sector represents a large market opportunity. CRE is a levered asset class which we believe creates substantial lending opportunities. We believe this market is significantly under-funded in the post-financial crisis era of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The large volume of maturing CRE loans over the next five years and the resulting need for borrowers to refinance assets is also expected to provide an opportunity for originating CRE debt. Per Trepp - Federal Reserve Flow of Funds Data, approximately $354 billion of CRE debt matures annually from 2018 through 2020, with approximately $1.8 trillion scheduled to mature from 2018 through 2022. These loan maturities would be in addition to the volume of loans required to finance the purchase of CRE property. The expected wave of maturities may provide us with various investment opportunities throughout the CRE capital structure.

We believe the current market conditions create a favorable investment environment for CRE loans.  Our target investments provide the opportunity to participate in a CRE market where values have shown positive trends and we believe income growth is expected to continue. Given certain dynamics in the current market including (i) the continuing steady recovery of the economy (as evidenced by the decrease in unemployment and the steady increase in nonfarm payroll shown below); (ii) a low interest rate environment; (iii) low aggregate new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property-level net operating income, continued strong transaction volume or a combination of both.

Investment Activities

During 2017, we invested the proceeds from the Offering by originating three CRE loans and purchasing additional CMBS on a levered basis.  The table below shows our investment portfolio as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Real estate securities	$25,993,258	$5,433,480
Commercial mortgage loans	32,094,441	—
Total	$58,087,699	$5,433,480

We target an investment portfolio that is both diverse geographically and by the type of collateral securing the loans, however, at this stage of our capital raise, the number of our investments makes it difficult to accomplish this objective.  The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of December 31, 2017.

An investment’s region is defined according to the below map based on the location of underlying property.

As of December 31, 2016, we had one investment in our portfolio.  As such, portfolio characteristics were not meaningful.

The three CMBS investments owned as of December 31, 2017 were all purchased during 2017 of which 80%, based on par value, had a rating of AAA and 20% BB- by at least one national rating service.  As of December 31, 2016, we held an additional CMBS investment which was paid-off by the borrower during 2017.

As of December 31, 2017, our loan portfolio had no delinquencies and was performing as expected in our credit underwriting with full repayment of principal and interest expected.  As a result, there was no allowance for loan losses recorded.  See “Commercial Mortgage Loans and Allowance for Loan Losses” in the “Summary of Critical Accounting Policies” below.

We enter into Master Repurchase Agreements (“MRA”) that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. During 2017, we entered into an MRA with one counterparty to finance the purchase of our investments.  As of December 31, 2017, we had $17,113,000 in borrowings outstanding.  For the year ended December 31, 2017, we had average borrowings of $5,879,619 with a weighted average interest rate of 2.62%.

Summary of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We consider these policies to be critical because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Commercial Mortgage Loans and Allowance for Loan Losses

Commercial mortgage loans are held for investment purposes and are anticipated to be held until maturity. Accordingly, they are carried at cost, net of unamortized loan fees and origination costs, and premiums or discounts. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and net deferred fees or costs on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in our consolidated statements of operations. Upon measurement of impairment, we record an allowance for loan losses to reduce the carrying value of the loan with a corresponding charge through the provision for loan losses on our consolidated statements of operations.

The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. We use a uniform process for determining our allowance for loan losses. The allowance for loan losses includes an asset-specific component and will include a general, formula-based component when the portfolio is determined to be of sufficient size to warrant such a reserve.

The asset-specific reserve component relates to reserves for losses on individual impaired loans. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on an individual loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external “as is” appraisals for loan collateral, generally when third party participations exist.

General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. Our policy is to estimate loss rates based on actual losses experienced, if any, or based on historic realized losses experienced in the industry if we have not experienced any losses. Current collateral and economic conditions affecting the probability and severity of losses are taken into account when establishing the allowance for loan losses. We perform a comprehensive analysis of our loan portfolio and assign risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from “1” to “5” with “1” representing the lowest risk of loss and “5” representing the highest risk of loss.

Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding the borrower's ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. We may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Real Estate Securities at Fair Value

Our real estate securities are comprised of CMBS and we have chosen to make a fair value option election pursuant to ASC Topic 825, Financial Instruments ("ASC 825") for our securities and, therefore, our investment securities are recorded at fair market value on the consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) in value of real estate securities. These investments generally meet the requirements to be classified as available-for-sale under ASC Topic 320, Investments - Debt and Equity Securities  (“ASC 320”), which requires the securities to be carried at fair value on the consolidated balance sheet with changes in fair value recorded to other comprehensive income on our consolidated statement of changes in stockholders' equity. Electing the fair value option permits us to record changes in fair value of our investments in the consolidated statements of operations which, in management's view, more appropriately reflects the results of operations for a particular reporting period.

We record our transactions in securities on a trade date basis and recognize realized gains and losses on securities transactions on an identified cost basis.

Interest Income Recognition

Interest income on CMBS, which includes accretion of discounts and amortization of premiums on such CMBS and on commercial loans, which includes origination fees paid by borrowers, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management's estimates and our interest income.

Fair Value of Financial Instruments

We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. We define fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level I - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level II - Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•

Level III - Unobservable inputs which reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The determination of where an asset or liability falls in the above hierarchy requires significant judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. We evaluate our hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.

We have implemented valuation control processes to validate the fair value of our financial instruments measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.

CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. We obtain current market spread information where available and use this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy.

We are required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in our consolidated balance sheets, to the extent it is practicable to estimate a fair value for those instruments.  These disclosure requirements exclude certain financial instruments and all non-financial instruments.

Organization and Offering Expenses

Organization and offering expenses include all expenses incurred in connection with the Offering. Our organization and offering expenses (other than selling commissions and the dealer manager fee) may be paid by the Advisor, the Sub-Advisor, the Dealer Manager, or their respective affiliates on behalf of us and subsequently reimbursed by us. Offering expenses are deferred and a payable to the Advisor or Sub-Advisor until shares are sold in the Offering, at which point the expense reimbursement is paid from additional paid-in capital. These expenses include but are not limited to: (i) reimbursing the Dealer Manager and participating broker-dealers for bona fide out-of-pocket, itemized and detailed due diligence expenses incurred by these entities, (ii) expenses for printing and mailing, charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts, and (iii) expenses of qualifying the sale of the shares under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees and expenses.

We are obligated to reimburse the Advisor, the Sub-Advisor and their respective affiliates, as applicable, for organization and offering expenses paid by them on behalf of us to the extent organization and offering expenses (excluding selling commissions and the dealer manager fee) incurred by us in the Offering do not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Offering. As a result, these expenses are only a liability of ours to the extent aggregate organization and offering expenses do not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Offering, determined at the end of the Offering. As of December 31, 2017, the Advisor, the Sub-Advisor and their respective affiliates, in the aggregate, have incurred $1,502,901 in organization and offering expenses on our behalf that have not been reimbursed.

Results of Operations

The table below presents information from our consolidated statements of operations for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016.

	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Interest income:
Interest income	979,274	21,998
Less: Interest expense	(156,126)	—
Net interest income	823,148	21,998
Operating expenses:
Administration expense	95,833	19,167
Directors compensation	81,450	20,750
Professional service fees	453,441	—
Other expenses	94,416	7,791
Total operating expenses	725,140	47,708
Other income (loss):
Unrealized gain (loss) in value of real estate securities	40,666	(5,239)
Total other income (loss)	40,666	(5,239)
Net income (loss) before income taxes	138,674	(30,949)
Income tax provision	58,001	—
Net Income (loss)	$80,673	$(30,949)
Net income (loss) per share, basic and diluted	$0.11	$(0.22)
Weighted average number of shares outstanding, basic and diluted	757,025	142,443

The change in performance from the period from September 13, 2016 (inception) through December 31, 2016 to the year ended December 31, 2017 generally resulted from the investment of the proceeds from the Offering in CRE investments on a levered basis and a full year of operating activity in 2017.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Year Ended December 31, 2017			Period from September 13, 2016 (inception) through December 31, 2016
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$14,492,674	$717,008	4.9%	$5,440,441	$21,998	4.9%
Commercial mortgage loans	3,264,296	262,266	7.9%	—	—	—
Total/Weighted Average	$17,756,970	$979,274	5.4%	$5,440,441	$21,998	4.9%
Interest-bearing liabilities:
Repurchase agreements—securities	$5,879,619	$156,126	2.6%	$—	$—	—
Total/Weighted Average	$5,879,619	$156,126	2.6%	$—	$—	—
Net interest income/spread		$823,148	2.8%		$21,998	4.9%
Average leverage % (4)	49.5%			—%
Weighted average levered yield (5)			6.8%			4.9%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

Our weighted average investment portfolio increased 226% to $17,756,970 primarily due to the investment of capital raised in the Offering on a levered basis.  The increase in the weighted average levered yield was due to entering into our first borrowing relationship in 2017 and a change in the mix of our portfolio.

Operating expenses

Operating expense was $725,140 and $47,708 for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, respectively.  The majority of operating expense related to professional fees which include audit, tax and legal expenses.  The administrative expense was for fund administration services provided by a non-affiliated third party.  Items included in other expense were for general expenses primarily related to on-going transfer agent fees and expenses related to filing SEC reports that were paid to a non-affiliated third party.  The increase in total operating expenses was the result of a full year of operations in 2017.

Other Income

The increase in other income represents the change in valuation of our CMBS portfolio.  The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities. For the year ended December 31, 2017, we had unrealized gain of $40,666.

Net Income (Loss)

For the year ended December 31, 2017, we had net income of $80,673 or $0.11 per Class P Share basic and diluted.  For the period from September 13, 2016 (inception) through December 31, 2016, we had a net loss of $30,949 or $0.22 per Class P Share basic and diluted.  The increase in net income was primarily due to the increase in our investment portfolio as a result of our capital raise.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We use FFO, a widely accepted metric, to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate and to exclude the earnings impacts of cumulative effects of accounting changes. We have adopted the NAREIT definition for computing FFO.

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

Under GAAP, acquisition related costs are treated as operating expenses reducing our income. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of investments and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, published a standardized measure known as MFFO, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Net income (loss)	$80,673	$(30,949)
Funds from operations	$80,673	$(30,949)

Amortization of premiums on real estate securities	163,719	—
Unrealized (gain) loss on real estate securities	(40,666)	5,239
Modified funds from operations	$203,726	$(25,710)

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

Cash Flow Analysis

	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Net cash provided by operating activities	$307,527	$9,854
Net cash used in investing activities	$52,777,272	$5,440,500
Net cash provided by financing activities	$53,364,222	$5,942,500

We held cash and cash equivalents of $1,406,331 and $511,854 as of December 31, 2017 and December 31, 2016, respectively. Our cash and cash equivalents increased due to normal fluctuations and were primarily related to the net proceeds from the Offering and the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $307,527 and $9,854 for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, respectively.  The increase in cash provided by operating activities was the result of a full year of operations in 2017.

Our investing activities used $52,777,272 and $5,440,500 for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, respectively, for the purchase of real estate securities and origination of commercial mortgage loans.

Our financing activities provided net cash of $53,364,222 and $5,942,500 for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, respectively. For the year ended December 31, 2017, the contributions came from $17,113,000 in net proceeds from repurchase agreement financing and $37,487,276 in net proceeds from the issuance of our common stock.  For the period from September 13, 2016 (inception) through December 31, 2016, the capital came from issuance of our common stock.

Repurchase Agreements – Real Estate Securities

We enter into MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase agreements on each security under an MRA generally mature in 30 to 90 days, and terms are adjusted for current market rates as necessary. Repurchase agreements are being accounted for as secured borrowings since we maintain effective control of the financed assets. Under the MRAs, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require us to provide additional collateral or fund margin calls. We intend to maintain a level of liquidity that will enable us to meet margin calls. In addition, the MRAs are subject to certain financial covenants. We were in compliance with these covenants as of December 31, 2017. We had not entered into any MRAs as of December 31, 2016 and, as such, had no financial covenant requirements.

As of December 31, 2017, we had entered into one MRA and had two outstanding repurchase agreements, as described in the following table:

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Counterparty 1	$17,113,000	$23,518	$19,946,000	2.27%	7

Distributions

The table below sets forth the distributions declared and paid for Class P Shares during the periods indicated:

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid
For the year ended December 31, 2017	$1,461,294	$1.92	$1,236,054
For the period from September 13, 2016 (inception) through December 31, 2016	$33,230	$0.23	$—
(1)	Based on weighted average shares for the period

Contractual Obligations and Commitments

As of December 31, 2017, we had the following contractual obligations:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements	$17,113,000	—	—	—	$17,113,000
Total	$17,113,000	—	—	—	$17,113,000

We had no contractual obligations as of December 31, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of December 31, 2017 and 2016, our investment portfolio included three and one variable rate investments, respectively, based on the London Interbank Offered Rate (“LIBOR”) for various terms. Borrowings under our MRA were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2017	December 31, 2016
(-) 25 Basis Points	(3.27)%	(4.67)%
Base Interest Rate	0.00%	0.00%
(+) 50 Basis Points	6.53%	9.35%
(+) 100 Basis Points	13.06%	18.69%

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the accompanying notes to our consolidated financial statements are included under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Mitchell A. Sabshon	65	Chief Executive Officer and Chairman of the Board
Donald MacKinnon	53	President and Director
Catherine L. Lynch	59	Chief Financial Officer and Treasurer
Andrew Winer	49	Chief Investment Officer
Roderick S. Curtis	50	Vice President and Secretary
Norman A. Feinstein	70	Independent Director
Cynthia Foster	55	Independent Director
Robert N. Jenkins	66	Independent Director

*	As of January 1, 2018

Set forth below is certain biographical information regarding each of our directors and executive officers.

Mitchell A. Sabshon is our Chief Executive Officer and Chairman of our board of directors, positions he has held since October 2016 and September 2016, respectively. Mr. Sabshon is also the Chief Executive Officer of the Advisor, a position he has held since August 2016. Mr. Sabshon has also served as a director and the Chief Executive Officer and President of Inland Real Estate Income Trust, Inc. (“IREIT”), positions he has held since September 2014, April 2014 and December 2016, respectively, and as a director and the President of its business manager since October 2013 and December 2016, respectively. Mr. Sabshon is also currently the Chief Executive Officer, President and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively. He is a director and the President and Chief Executive Officer of Inland Residential Properties Trust, Inc. (“IRPT”), and the IRPT business manager, positions he has held since December 2013. Mr. Sabshon has also served as a director and chairman of the board of Inland Private Capital Corporation (“IPCC”) since September 2013 and January 2015, respectively and a director of Inland Securities Corporation (“Inland Securities”) since January 2014. Prior to joining IREIC in August 2013, Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments, Inc. (“Cole”) from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across Cole, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole in November 2010, Mr. Sabshon served as Managing Partner and Chief Investment Officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon was a licensed person with The OBEX Group from April 2009 through November 2009. Mr. Sabshon served as Chief Investment Officer and Executive Vice President of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including President and Chief Executive Officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was Executive Director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon holds a B.A. from George Washington University and a J.D. from Hofstra University School of Law. We believe that Mr. Sabshon’s experience as a director and Chief Executive Officer of IRPT, IREIT and IREIC, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our board of directors.

Donald MacKinnon is our President, one of our directors and a Portfolio Manager of the Sub-Advisor, positions he has held since October 2016, September 2016 and September 2016, respectively. Mr. MacKinnon served as the Chief Operating Officer of Realty Finance Trust, Inc. (“RFT”) and its advisor from January 2013 to November 2015, and as President of RFT and its advisor from November 2014 to November 2015. From May 2011 through December 2012, Mr. MacKinnon served as Senior Vice President and head of High Yield Portfolio Management for Cole, where he invested approximately $350 million in credit sensitive CMBS and mezzanine loans for Cole. From July 2008 to March 2011, Mr. MacKinnon was a partner with EndPoint Financial, LLC where he provided CMBS advisory and real estate workout services. From January 2004 through March 2007, Mr. MacKinnon was a Managing Director at Nomura Securities International where he managed the North American Structured Credit Trading businesses including commercial real estate and asset backed securities. Prior to joining Nomura, Mr. MacKinnon served as President and Chief Executive Officer of REALM, Inc., a privately owned real estate software and services company primarily owned by Hicks Muse Tate and Furst, CMGI and T.H. Lee Putnam Equity Partners. Prior to REALM, Mr. MacKinnon was co-head and co-founder of the Commercial Mortgage Group and Manager of the European Asset Securitization Group at Donaldson Lufkin & Jenrette (“DLJ”). Prior to joining DLJ in 1992, Mr. MacKinnon worked in the Real Estate Finance Group at Salomon Brothers, Inc. on a variety of commercial real estate debt and equity transactions. Mr. MacKinnon also served on the board of directors for CRIIMI Mae, Inc. (NYSE: CMM) from 2001 to 2003. Mr. MacKinnon holds a B.A. in Economics from Ohio Wesleyan University and an M.B.A. from the Harvard Business School. We believe that Mr. MacKinnon’s experience as Chief Operating Officer and President of RFT, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our board of directors.

Catherine L. Lynch is our Chief Financial Officer and Treasurer, positions she has held since October 2016, and the Chief Financial Officer and Treasurer of the Advisor, positions she has held since August 2016. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, Inc. since June 2012. She serves as the Treasurer and Secretary (since January 1995), the Chief Financial Officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and Chief Financial Officer and Secretary (since June 1995) of Inland Securities. She has served as the Chief Financial Officer of IREIT since April 2014 and as a director of IREIT’s business manager since August 2011. Ms. Lynch has also served as Chief Financial Officer of IRPT since December 2013 and as Chief Financial Officer of the business manager of IRPT since October 2014. Ms. Lynch also has served as a director of IPCC since May 2012. Ms. Lynch served as Treasurer of Inland Capital Markets Group, Inc. from January 2008 through October 2010, as the Treasurer of the business manager of IRPT from December 2013 to October 2014, as a director and Treasurer of Inland Investment Advisors, LLC. from June 1995 to December 2014 and as a director and Treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch holds a B.S. in Accounting from Illinois State University. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

Andrew Winer is our Chief Investment Officer and a Portfolio Manager of the Sub-Advisor, positions he has held since October 2016 and September 2016, respectively. Mr. Winer served as the Chief Investment Officer of RFT and its advisor from their formation in November 2012 to November 2015. Mr. Winer also served as the Chief Investment Officer of Global Net Lease, Inc. from May 2012 to November 2015 and as President from March 2015 to November 2015. Additionally, he was involved in arranging corporate lines of credit and designing loan facilities for all American Realty Capital-sponsored companies. From April 2000 to January 2012, Mr. Winer worked at Credit Suisse where he held multiple positions. From January 2011 to December 2011, Mr. Winer was a Director of CMBS business and headed the capital desk where he was responsible for pricing and hedging of loan production. From January 2009 to December 2010, Mr. Winer was a Director of Asset Management where he was responsible for winding down, working out and disposing of mortgage, mezzanine and warehouse commercial real estate positions. From 2006 to December 2008, Mr. Winer was a Director of Global Commercial Real Estate Business where he led the firm’s global CRE CDO business. In that position, he created and managed warehouse lines and also worked with third-party clients for CDO execution and syndication. From 2004 to 2005, Mr. Winer was a Director working with new issuances and syndication of CMBS. In that position, Mr. Winer also was responsible for mortgage loan and mezzanine loan pricing, hedging and distribution. From 2000 to 2004, Mr. Winer was a Vice President in fixed-income structured product sales. From January 1999 to December 1999, Mr. Winer worked at Global Asset Capital, an intellectual property securitization firm. From August 1993 to November 1998, Mr. Winer was employed at DLJ where he focused on bond structuring, loan origination, securitization deal management, CMBS trading, loan pricing and hedging and new business. Mr. Winer started his career in the Structured Products Group of Arthur Andersen LLP and worked there from August 1991 to August 1993. During his time at DLJ, Mr. Winer was awarded “VP of the year” in 1995 and, while at Credit Suisse, he was awarded “Top 50” in 2010. Mr. Winer holds a B.S. in Business Administration and a Master’s in Accounting, both from the University of Michigan.

Roderick S. Curtis serves as our Vice President and Secretary, positions he has held since October 2016, and as President of the Advisor, a position he has held since August 2016. Mr. Curtis has served as Vice President of IRPT and its business manager since May 2016. Mr. Curtis joined IREIC in March 2011 and currently serves as Senior Vice President—Research and Product

Development. Prior to joining IREIC, Mr. Curtis held positions with Priority Capital Investments, LLC, AmREIT, Inc. and DWS Scudder Investments. Mr. Curtis holds a B.A. in Economics from the University of Wisconsin.

Norman A. Feinstein is one of our independent directors, a position he has held since October 2016. Mr. Feinstein has served as Principal and Vice Chairman of The Hampshire Companies (“Hampshire”) a full-service, privately held, fully integrated real estate firm with assets valued at over $2.5 billion, since December 1998. Mr. Feinstein currently serves as Fund Manager of The Hampshire Generational Fund and a member of Hampshire’s Investment Committee since January 2005. In addition to his current role as Fund Manager, he sources acquisitions and new opportunities and actively engages with investors on behalf of Hampshire. Prior to joining Hampshire in 1998, Mr. Feinstein had been a practicing attorney for more than 25 years, specializing in real estate law. During his career, he was a real estate owner and operator of commercial and residential properties and has served as President and Counsel to the New Jersey Apartment Association and was a Regional Vice President of the National Apartment Association. Mr. Feinstein also serves as a member of the board of directors of Malvern Bancorp, Inc. and Malvern Federal Savings Bank since June 2016. Mr. Feinstein currently serves on the Executive Committee of the Metropolitan Golf Association and its Foundation Board. Mr. Feinstein holds a B.A. in the College of Liberal Arts and Sciences from the University of Connecticut and a J.D. from Suffolk University Law School, and is admitted to practice law in New Jersey. We believe that Mr. Feinstein’s commercial real estate experience makes him well qualified to serve as a member of our board of directors.

Cynthia Foster is one of our independent directors, a position she has held since October 2016. Ms. Foster has served as President, National Office Brokerage and Valuation of Colliers International (“Colliers”) since January 2015, where she leads Colliers’ national office platform across service lines including office leasing, tenant and landlord representation, investment sales, leasing agency, property management and valuation. Prior to joining Colliers, Ms. Foster served as Executive Managing Director at Cushman & Wakefield Inc. from June 2001 to January 2015. Ms. Foster has also worked with the real estate investment banking group at Lazard Ltd., where she focused on large portfolio restructurings. Ms. Foster has over 25 years of experience leading significant transactions and developing new business initiatives for multinational clients across a wide geographic range. Ms. Foster currently serves as Vice Chairperson and Trustee of the Urban Land Institute and as the Colliers delegate for the Urban Land Institute Real Estate Round Table. Ms. Foster is a co-founder of the Committee of Professional Women, and she serves as a member of the Board of Trustees and the finance committee for the Hospital for Special Surgery, the Board of Advisors for the Westchester Children’s Museum and the Board of Trustees for the Museum for the City of New York. Ms. Foster holds a B.A. in the History of Science from Skidmore College and an M.B.A. from Harvard University. Ms. Foster is a licensed real estate broker in the State of New York. We believe that Ms. Foster’s 25 years of experience in commercial real estate transactions make her well qualified to serve as a member of our board of directors.

Robert N. Jenkins is one of our independent directors, a position he has held since October 2016. Mr. Jenkins has also served as Executive Vice President of Municipal Capital Appreciation Partners (“MCAP”) since June 2016, where he is responsible for multifamily acquisitions and dispositions, and fund marketing and administration. Prior to joining MCAP, Mr. Jenkins served as Executive Director at W. P. Carey Inc. from January 2003 to March 2016, where he was responsible for the mortgage financing activities in the domestic net leased portfolio and for hotel acquisition financing in two managed funds. Previously, Mr. Jenkins was a Vice President at MetLife Real Estate Investments, where he headed the Real Estate Capital Markets Group and served as a senior member of the real estate department. Prior to joining MetLife Real Estate Investments, Mr. Jenkins worked for several real estate firms, including Eastdil Secured, LLC and Trammell Crow Company. Mr. Jenkins holds a B.A. in English from Colorado College and an M.B.A. from Columbia University Graduate School of Business. We believe that Mr. Jenkins’ commercial real estate and finance experience make him well qualified to serve as a member of our board of directors.

Board of Directors

General

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. Our board of directors is responsible for directing the management of our business and affairs. Our board of directors has retained the Advisor which is responsible for coordinating the management of our day-to-day operations. The Advisor has retained the Sub-Advisor to provide certain of its advisory services on its behalf including originating, acquiring and managing our investments, subject to the supervision of our board of directors.

Our charter and bylaws provide that the number of our directors may be established by a majority of our board of directors and our charter has initially set the number of directors at five. Our bylaws further provide that the number of directors may not be more than 15. Our charter also provides that a majority of our directors must be independent of us, the Advisor and our respective affiliates except for a period of 60 days after the death, resignation or removal of an independent director pending the election of his or her successor. We currently have five directors, three of whom are independent, as defined in our charter and by the independence rules of the New York Stock Exchange. An independent director is a director who is not and has not for the last two years been associated, directly or indirectly, with the Advisor or the Sub-Advisor. Upon commencement of our initial public offering, our charter requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience. We refer to any director who is not independent as an “affiliated director.” At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and approved by a vote of our board of directors, including a majority of our independent directors, in accordance with the requirements of the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts.

Each director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director.

Any director may resign at any time and may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of any special meeting called to remove a director will indicate that the purpose, or one of the purposes, of the meeting is to determine if the director will be removed.

Advisor and Sub-Advisor Board Nomination Rights

Our bylaws require that nominees for election as a director, whether by the stockholders or by the board of directors, shall include such number of individuals as are entitled to be designated for nomination pursuant to the Advisory Agreement and the Sub-Advisory Agreement between the Advisor and the Sub-Advisor (the “Sub-Advisory Agreement”). For so long as the Advisory Agreement and the Sub-Advisory Agreement are in effect, and subject to our charter and bylaws, the Advisor and the Sub-Advisor shall each have the right to designate for nomination, subject to the approval of such nomination by our board of directors, one director to the slate to be voted on by the stockholders; provided however, that in the event the number of directors constituting the board of directors is increased by a vote of the board of directors pursuant to the charter and bylaws, such number of director nominees which each of the Advisor and the Sub-Advisor is entitled shall be increased as necessary by a number that will result in such nominees representing not less than 20% of the total number of directors. We refer to the director designated for nomination by the Advisor as the “Advisor affiliated director nominee” and the director designated for nomination by the Sub-Advisor as the “Sub-Advisor affiliated director nominee.” The Advisor and the Sub-Advisor shall also have the right to consult with each other and jointly designate for nomination, subject to the approval of such nomination by our board of directors, three individuals to serve as independent directors; provided, however, that in the event the number of directors constituting the board of directors is increased by a vote of our board of directors pursuant to our charter and bylaws, such number of independent director nominees which the Advisor and the Sub-Advisor are entitled to designate shall be increased as necessary by a number that will result in such nominees representing not less than the minimum number of independent directors required under applicable law and pursuant to our charter and bylaws.

Director Nominations

Proposals to elect directors at an annual or special meeting must be brought in accordance with our bylaws. Our bylaws provide that nominations of individuals for election to the board of directors may be made at an annual meeting of stockholders (i) pursuant to the Company’s notice of meeting, (ii) by or at the direction of the board of directors or (iii) by any stockholder of the Company who was a stockholder of record at the record date set by the board of directors for the purpose of determining stockholders entitled to vote at the annual meeting, at the time of giving of notice by the stockholder and at the time of the annual meeting (and any postponement or adjournment thereof), who is entitled to vote at the meeting in the election of each individual so nominated and who has complied with the advance notice provisions of the bylaws.

For any nomination to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to our corporate secretary. To be timely, a stockholder’s notice must set forth all information required under Section 11 of our bylaws and must be delivered to the secretary at our principal executive office not earlier than the 150th day nor later than 5:00 p.m., Central Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting; provided, however, that in connection with the Company’s first annual meeting or in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Central Time, on the later of the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. The public announcement of a postponement or adjournment of an annual meeting does not commence a new time period for the giving of a stockholder’s notice as described above.

With respect to special meetings of stockholders, only the business specified in the notice of the special meeting may be brought at that meeting. Nominations of individuals for election to the board of directors may be made at a special meeting of stockholders at which directors are to be elected only (i) by or at the direction of the board of directors or (ii) provided that the special meeting has been called for the purpose of electing directors, by any stockholder of the Company who is a stockholder of record at the record date set by the board of directors for the purpose of determining stockholders entitled to vote at the special meeting, at the time of giving of notice and at the time of the special meeting (and any postponement or adjournment thereof), who is entitled to vote at the meeting in the election of each individual so nominated and who has complied with the notice procedures set forth in Section 11 of our bylaws. In the event the Company calls a special meeting of stockholders for the purpose of electing one or more individuals to the board of directors, any stockholder may nominate an individual or individuals (as the case may be) for election as a director as specified in the Company’s notice of meeting, if the stockholder’s notice, containing the information required by Section 11 of our bylaws, is delivered to our corporate secretary at our principal executive office not earlier than the 120th day prior to such special meeting and not later than 5:00 p.m., Central Time, on the later of the 90th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting. The public announcement of a postponement or adjournment of a special meeting does not commence a new time period for the giving of a stockholder’s notice as described above.

Director Vacancies

A vacancy created by the death, resignation, adjudicated incompetence or other incapacity of a director or a vacancy following the removal of a director may be filled by a vote of a majority of the remaining directors, and a vacancy created by an increase in the number of directors may be filled by a vote of a majority of the entire board of directors. In the case of a vacancy in the position of the Advisor affiliated director nominee or the Sub-Advisor affiliated director nominee, the director to be elected by the board to fill the vacancy must also be nominated by the Advisor or the Sub-Advisor, as applicable. In the case of the vacancy regarding an independent director position, the director must also be nominated by the remaining independent directors in consultation with the Advisor and the Sub-Advisor, in accordance with their nomination rights as set forth in our bylaws and the Advisory Agreement and the Sub-Advisory Agreement. If there are no remaining independent directors, then a majority vote of the remaining directors will be sufficient to fill a vacancy among our independent directors’ positions. If at any time there are no independent or affiliated directors in office, successor directors will be elected by the stockholders. Any director elected to fill a vacancy will serve until the next annual meeting of stockholders and until his successor is duly elected and qualifies.

Responsibilities of Directors

The responsibilities of our board of directors include the following:

•	approve and oversee our overall investment strategy, which consists of elements such as investment selection criteria, diversification strategies and asset disposition strategies;
•

establish investment guidelines that govern our investments in CRE debt and securities, and equity investments in single-tenant, net leased properties and limit the types of investments that may be originated or acquired and, depending on the type of transaction, the extent to which the Sub-Advisor may execute investment and disposition transactions without specific board approval;

•	approve and oversee our debt financing strategies;
•	approve and monitor the relationship among us, our operating partnership, the Advisor and the Sub-Advisor;
•	review our fees and expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are in the best interest of our stockholders;
•

adopt valuation guidelines to be used in connection with the calculation of our NAV from and after the NAV Pricing Date, monitor compliance with the valuation guidelines and approve the selection of the Valuation Advisor and the Fund Administrator;

•	determine our distribution policy and authorize distributions from time to time; and
•	oversee our share repurchase program.

In order to address potential conflicts of interest, our charter requires that a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of our directors, Inland, Sound Point or affiliates of any of the foregoing. The independent directors are also responsible for reviewing the performance of the Advisor at least annually and determining that the compensation to be paid to the Advisor is reasonable in relation to the nature and quality of services performed and that the provisions of the Advisory Agreement are being carried out.

In fulfilling his or her duties to us, each director will be bound by our charter. The directors are not required to devote all of their time to our business and are only required to devote the time to our affairs as their duties may require. The board of directors will generally meet quarterly or more frequently if necessary, in addition to meetings of the various committees of the board of directors described below. It is not expected that the directors will be required to devote a substantial portion of their time to discharge their duties as directors. Consequently, in the exercise of their fiduciary responsibilities, the directors will rely heavily on the Advisor and the Sub-Advisor.

Compensation of Directors

For information relating to the compensation of our board of directors, see Item 11, “Executive Compensation” of this Annual Report on Form 10-K.

Committees of our Board of Directors

Our entire board of directors is responsible for supervising our entire business. However, pursuant to our charter, our board of directors may delegate some of its powers to one or more committees as deemed appropriate by the board, provided that each committee consists of at least a majority of independent directors.

Audit Committee

Our board of directors has established an audit committee, which consists of Norman A. Feinstein, Cynthia Foster and Robert N. Jenkins, each of whom is an independent director. Robert N. Jenkins serves as the chairman of our audit committee and as an audit committee financial expert as that term is defined by the SEC. The audit committee assists the board of directors in overseeing our accounting and financial reporting processes, the integrity and audits of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent auditors and the performance of our internal and independent auditors. In addition, the audit committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.

Appointment and Removal of Officers

Our board of directors shall have the authority to appoint and remove our officers in its sole discretion. The Advisor and the Sub-Advisor have agreed to consult with each other and jointly agree upon any officers recommended to our board of directors for appointment. If an officer jointly recommended by the Advisor and the Sub-Advisor to serve as an officer is not appointed to hold the designated office by our board of directors or following appointment by our board of directors is no longer retained as such officer as a result of death, disability, retirement, resignation or removal, the Advisor and the Sub-Advisor have agreed to consult with each other and jointly recommend a replacement for such officer subject to approval by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all forms they file. Based solely on a review of the copies of these forms furnished to us during, and with respect to, the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially owned more than 10% of the outstanding shares of our common stock complied with these filing requirements during the fiscal year ended December 31, 2017.

Code of Ethics

Our board of directors has adopted a code of ethics applicable to our directors, officers and employees. Copies of the code of ethics are available to any stockholder, without charge, by writing us at 2901 Butterfield Road, Oak Brook, Illinois 60523, Attention: Investor Services.

Item 11. Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including our executive officers who serve as directors, are employed by IREIC, Sound Point, or their affiliates and receive compensation for his or her services, including services performed for us on behalf of the Advisor or the Sub-Advisor, from IREIC or Sound Point, as applicable.

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Norman A. Feinstein	$25,700	—	—	—	—	—	$25,700
Cynthia Foster	$25,050	—	—	—	—	—	$25,050
Robert N. Jenkins	$30,700	—	—	—	—	—	$30,700

Cash Compensation

We pay each of our independent directors a retainer of $20,000 per year plus $1,000 for each board meeting the director attends in person ($500 for each board committee meeting) and $500 for each board meeting the director attends by telephone ($350 for each board committee meeting). We also pay our audit committee chairperson an annual fee of $5,000. Our independent directors may elect to receive their annual retainer in cash, unrestricted Class P Shares, or both.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors. If a director is also one of our officers, or is an employee of the Advisor or the Sub-Advisor, we will not pay any compensation to such person for services rendered as a director.

Stock Compensation

Our board of directors has adopted an independent director compensation plan, which operates as a sub-plan of our independent director restricted share plan, which we use to attract and retain directors. Our restricted share plan offers our independent directors an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The restricted share plan authorizes the granting of restricted stock, restricted or deferred stock units, dividend equivalents, and cash-based awards to independent directors for participation in the plan. Our board of directors will administer the restricted share plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the plan will be transferable except through the laws of descent and distribution.

Our board of directors has authorized Class P Shares for issuance under the restricted share plan. However, no awards shall be granted under the restricted share plan on any date on which the aggregate number of shares subject to awards previously issued under the restricted share plan, together with the proposed awards to be granted on such date, exceeds 5% of the number of outstanding shares of common stock on such date. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, a stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the plan will be adjusted proportionately and our board of directors will make adjustments to the restricted share plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from the transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Our board of directors may, in its sole discretion at any time, determine that all or a portion of a participant’s awards will become fully vested. Our board of directors may discriminate among participants or among awards in exercising its discretion. The restricted share plan will automatically expire on the tenth anniversary of the date on which it was approved by our board of directors and stockholders, unless extended or earlier terminated by the board of directors. Our board of directors may terminate the plan at any time. The expiration or other termination of the plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the plan expires or is terminated. Our board of directors may amend the plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the plan.

Under the independent director restricted share plan and subject to such plan’s conditions and restrictions, each of our independent directors will automatically receive $10,000 in restricted Class P Shares on the date of each annual stockholders’ meeting or, if no annual meeting, in December of each year. Such restricted shares will generally vest over a three-year period following the grant date in increments of 33 1⁄3% per annum; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a liquidity event.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 14, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Class P Shares	Percentage(2)
Interested Directors
Mitchell A. Sabshon(3)	47,067	2.0%
Donald MacKinnon(4)	21,961	*
Independent Directors
Norman A. Feinstein(5)	4,400	*
Cynthia Foster	400	*
Robert N. Jenkins	3,400	*
Executive Officers
Catherine L. Lynch	600	*
Andrew Winer(4)	13,176	*
Roderick S. Curtis	400	*
All officers and directors as a group (8 persons)	91,404	3.9%
Ownership in Excess of 5% of Outstanding Class P Shares
Sound Point Capital Management, LP(4)	120,000	5.2%
*	Less than 1%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote, or to direct the voting of, such security, or “investment power,” which includes the right to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based on a total of 2,328,726 shares of common stock issued and outstanding as of March 14, 2018.

(3)

The shares owned by the Advisor are deemed to be beneficially owned by Mr. Sabshon. Mr. Sabshon exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.

(4)	The address of such person or entity is 375 Park Avenue, 33rd Floor, New York, NY 10152.
(5)	Mr. Feinstein holds 4,000 Class P Shares through the Aspen Holdings Profit Sharing Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	86,670
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	86,670

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are subject to various conflicts of interest arising out of our relationship with the Advisor, the Sub-Advisor and their affiliates (including, without limitation, the Dealer Manager) and employees, some of whom serve as our executive officers and directors. These conflicts include (1) conflicts with respect to the allocation of the time of the Advisor, the Sub-Advisor and their key personnel, (2) conflicts with respect to the allocation of investment opportunities and (3) conflicts related to the compensation arrangements between the Advisor, its affiliates and us. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise. All of our directors have a fiduciary obligation to act on behalf of our stockholders. We have adopted corporate governance measures to mitigate material conflict risk. Material conflicts and the corporate governance measures we have adopted to mitigate some of the risks associated with these conflicts are discussed below.

Interests of the Advisor, the Sub-Advisor and Their Affiliates in Other Real Estate Programs

We rely on the real estate professionals employed by, and acting on behalf of, the Advisor and the Sub-Advisor to source and manage our investments. Certain members of the Advisor’s and the Sub-Advisor’s management teams are presently, and in the future intend to be, involved with a number of other real estate programs and activities. Existing funds that the Advisor’s and the Sub-Advisor’s management teams are involved with may directly compete with us for investment opportunities because the programs also may seek to provide investors with an attractive level of current income by means of stable distributions from investments in or related to real estate as an asset class.

The Advisor, the Sub-Advisor and their affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, ownership, development, management, leasing or sale of real property or the origination, acquisition, ownership, management and disposition of real estate-related assets. None of the entities affiliated with the Advisor or the Sub-Advisor are prohibited from raising money for another entity that makes the same types of investments that we target, and we may co-invest with any such entity. Any such potential co-investment will be subject to approval by our independent directors.

Competition for Originating, Acquiring, Managing and Selling Investments

The Advisor has delegated to the Sub-Advisor the duty to identify, negotiate, originate and acquire our investments and to provide portfolio management, disposition, property management and leasing services for our assets on our behalf. As of the date hereof, we do not compete with any other programs advised by the Sub-Advisor or its affiliates for opportunities to originate, acquire, manage or sell our targeted investments, although we may compete with such programs for these opportunities in the future. As a result of this competition, certain investment opportunities may not be available to us.

If both we and one or more of such programs are interested in making an investment, the Sub-Advisor or its affiliates will determine which program is ultimately awarded the right to pursue the investment. The Sub-Advisor is responsible for facilitating the investment allocation process and could face conflicts of interest in doing so. Currently, investment opportunities that are suitable for us are not also suitable for the other programs managed or advised by the Sub-Advisor or its affiliates. If this were to change, the Sub-Advisor would be required to provide information to our board of directors to enable the board, including the independent directors, to determine whether such procedures are being fairly applied to us. If deemed necessary by the Sub-Advisor or requested by our board of directors, the Sub-Advisor will prepare written investment allocation guidelines regarding the allocation of investment opportunities between us and other programs managed or advised by the Sub-Advisor or its affiliates which will be subject to approval by the Advisor and our board of directors.

Our executive officers, certain of our directors and their affiliates also have, and may continue to, acquire or develop CRE-related assets for their own accounts. Furthermore, our executive officers, certain of our directors and their affiliates may form additional CRE-related investment programs in the future, whether public or private, which can be expected to have the same or similar investment objectives and targeted assets as we have, and such persons may be engaged in sponsoring one or more of such programs at approximately the same time as the Offering of our shares of common stock. The Advisor, the Sub-Advisor, their employees and certain of their affiliates and related parties will experience conflicts of interest as they simultaneously perform investment services for us and other real estate programs that they sponsor or have involvement with.

Allocation of Time of the Advisor’s and the Sub-Advisor’s Key Personnel

We rely on the personnel of the Advisor and its affiliates to manage our day-to-day activities, and we rely on the personnel of the Sub-Advisor to implement our investment strategy. Certain of our officers and non-independent directors are also employees of either the Advisor or the Sub-Advisor and certain of their affiliates, and these individuals are presently, and plan in the future to continue to be, involved with real estate programs and activities which are unrelated to us. As a result, these individuals may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. The Advisor, the Sub-Advisor and their employees will devote only as much of their time to our business as the Advisor and the Sub-Advisor, in their respective judgment, determine is reasonably required, which, with respect to each individual, may be substantially less than full time. Therefore, the Advisor, the Sub-Advisor and their employees may experience conflicts of interest in allocating management’s time and services among us and other real estate programs or business ventures that the Advisor, the Sub-Advisor or their affiliates manage. This could result in actions that are more favorable to other entities affiliated with the Advisor or the Sub-Advisor than to us. However, the Advisor and the Sub-Advisor have assured us that they and their affiliates have, and will continue to have, sufficient personnel to discharge fully their responsibilities to all of the activities in which they are involved.

Receipt of Fees and Other Compensation by the Advisor and the Sub-Advisor

The Advisory Agreement is not the result of arm’s-length negotiations. As a result, the fees we agree to pay pursuant to the Advisory Agreement may exceed what we would pay to an independent third party. The Advisory Agreement has been approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction as being fair and reasonable to us and on terms and conditions not less favorable than those which could be obtained from unaffiliated entities.

The Advisor will receive substantial fees from us, and the Sub-Advisor will receive substantial fees from the Advisor. These compensation arrangements could influence the Advisor’s and the Sub-Advisor’s advice to us, as well as the judgment of the personnel of the Advisor and the Sub-Advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect the judgment of the Advisor’s and the Sub-Advisor’s personnel with respect to:

•	the continuation, renewal or enforcement of the Advisory Agreement, and the amounts we pay under such agreement;
•

from and after the NAV Pricing Date, the advisory fee that we pay to the Advisor will be based upon the valuation of our investment portfolio as determined in connection with our determination of NAV, and the Advisor will have authority under certain circumstances to adjust the value of certain of our real estate-related assets in coordination with the Valuation Advisor;

•

the Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle the Advisor to incentive compensation through the performance component of the advisory fee; and

•	the decision to buy or sell an asset based on whether it will increase or decrease our NAV as opposed to whether it is the most suitable investment for our portfolio.

We will pay the advisory fee regardless of the quality of the services that the Advisor provides during the term of the Advisory Agreement. The Advisor, however, has a fiduciary duty to us. If the Advisor fails to act in our best interest, then it will have violated this duty. The Advisory Agreement may be terminated by us or the Advisor on 60 days’ prior written notice.

Joint Venture and Co-ownership Arrangements with Affiliates

Subject to approval by our board of directors and the separate approval of our independent directors, we may enter into joint ventures, participations or other arrangements with affiliates of the Advisor or the Sub-Advisor to acquire CRE debt and other CRE investments. In conjunction with any such arrangements, the Advisor, the Sub-Advisor and their affiliates may have conflicts of interest in determining which of such entities should enter into any particular agreements. Our affiliated partners may have economic or business interests or goals which are or that may become inconsistent with our business interests or goals. In addition, should any such arrangements be consummated, the Advisor or the Sub-Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated partner, in managing the arrangement and in resolving any conflicts or exercising any rights in connection with the arrangements. Since the Advisor and the Sub-Advisor will make various decisions on our behalf, agreements and transactions between the Advisor’s and the Sub-Advisor’s affiliates and us as partners with respect to any such venture will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. The Advisor, the Sub-Advisor or their affiliates may receive various fees for providing services to the joint venture, including but not limited to an advisory fee, with respect to the proportionate interest in the properties held by our joint venture partners.

In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor or the Sub-Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. We may enter into ventures with the Advisor, the Sub-Advisor, our directors or their affiliates for the acquisition of investments or co-investments, but only if: (i) a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us; and (ii) the investment by us and the Advisor, the Sub-Advisor, such directors or such affiliate are on substantially the same terms and conditions. If we enter into a joint venture with any of our affiliates, the fees payable to the Advisor by us would be based on our share of the investment.

Certain Conflict Resolution Measures

Our charter contains many restrictions relating to conflicts of interest, including those described below.

Advisor Compensation

The independent directors will evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of the Advisor and the compensation we pay to it to determine whether the provisions of the Advisory Agreement are being carried out.

Term of Advisory Agreement

The term of the Advisory Agreement will extend until one year from the commencement of our initial public offering, subject to renewals upon mutual consent of the parties, including an affirmative vote of a majority of our independent directors, for an unlimited number of successive one-year periods. It is the duty of our board of directors to evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in these evaluations will be reflected in the minutes of the meetings of our board of directors in which the evaluations occur. The Advisory Agreement may be terminated without cause or penalty by us upon a vote of a majority of the independent directors, or by the Advisor, in each case by providing no fewer than 60 days’ prior written notice to the other party.

Certain Transactions with Affiliates

In order to reduce the conflicts inherent in transactions with affiliates, our charter prohibits us from purchasing, selling or leasing assets from or to the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing. In addition, we may not make any loans to the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing. Our charter also prohibits us from investing in indebtedness secured by a mortgage on real property which is subordinate to any mortgage or equity interest of the Advisor, the Sub-Advisor, our directors or any of our affiliates.

Our charter prohibits us from borrowing funds from the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing unless approved by a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and on terms not less favorable to us than comparable loans between unaffiliated parties under the same or similar circumstances. This prohibition on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers, the Advisor, the Sub-Advisor or affiliates of any of the foregoing.

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Our charter prohibits us from paying a fee to the Advisor, the Sub-Advisor, our directors or affiliates of any of the foregoing in connection with our repurchase of our common stock.

Following the commencement of our initial public offering, the Advisor, the Sub-Advisor, our directors and their affiliates may not vote their shares regarding (1) the removal of any of them or (2) any transaction between them and us. In determining the requisite percentage in interest of shares necessary to approve a matter on which the Advisor, the Sub-Advisor, our directors and their affiliates may not vote, any shares owned by them will not be included.

Director Independence

For information relating to our independent directors, see Item 10, “Directors, Executive Officers and Corporate Governance” of this Form 10-K.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2017 and 2016, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2017 and 2016, respectively.

	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Audit fees(1)	$280,000	$—
Audit-related fees	—	—
Tax fees(2)	41,000	—
All other fees	—	—
Total	$321,000	$—

(1)

Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements.

(2)	Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2017 and 2016, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

The audit committee must pre-approve any engagements to render services provided by the Company's independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the chairperson of the audit committee will monitor the levels of fees charged by KPMG and compare these fees to the amounts previously approved. The chairperson periodically will report the results of such monitoring to the audit committee.  The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 61 - 74 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 59 of this Annual Report on Form 10-K.

(a)(3) Exhibits: Refer to Exhibit Index on page 57 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Amendment and Restatement of InPoint Commercial Real Estate Income, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)

3.2	Bylaws of InPoint Commercial Real Estate Income, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)
10.1

Advisory Agreement, dated October 25, 2016, by and between InPoint Commercial Real Estate Income, Inc., InPoint REIT Operating Partnership, LP and Inland InPoint Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)

10.2

Sub-Advisory Agreement, dated October 25, 2016, by and between Inland InPoint Advisor, LLC and SPCRE InPoint Advisors, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)

10.3*	InPoint Commercial Real Estate Income, Inc. Independent Directors Compensation Plan, effective October 6, 2016
10.4

Independent Director Restricted Share Plan of InPoint Commercial Real Estate Income, Inc., effective October 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)

10.5*	Form of Restricted Stock Award Agreement for Independent Directors
10.6

Form of Indemnification Agreement, between InPoint Commercial Real Estate Income, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)

21.1*	List of Subsidiaries of InPoint Commercial Real Estate Income, Inc.
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*Filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
Date:	March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Mitchell A. Sabshon	Chief Executive Officer and Chairman of the Board	March 14, 2018
Name:	Mitchell A. Sabshon	(principal executive officer)

By:	/s/ Donald MacKinnon	President and Director	March 14, 2018
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 14, 2018
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Norman A. Feinstein	Director	March 14, 2018
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster	Director	March 14, 2018
Name:	Cynthia Foster

By:	/s/ Robert N. Jenkins	Director	March 14, 2018
Name:	Robert N. Jenkins

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets as of December 31, 2017 and 2016	61

Consolidated Statements of Operations for the Year ended December 31, 2017 and for the Period from September 13, 2016 (Inception) through December 31, 2016	62

Consolidated Statement of Changes in Stockholders’ Equity for the Year ended December 31, 2017 and for the Period from September 13, 2016 (Inception) through December 31, 2016	63

Consolidated Statements of Cash Flows for the Year ended December 31, 2017 and for the Period from September 13, 2016 (Inception) through December 31, 2016	64

Notes to Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2017 and the period from September 13, 2016 (inception) through December 31, 2016 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2016.

Chicago, Illinois

March 14, 2018

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,406,331	$511,854
Real estate securities at fair value	25,993,258	5,433,480
Commercial mortgage loans at cost, net of allowance for loan loss of $0	32,094,441	—
Deferred offering costs	1,502,901	967,448
Accrued interest receivable	142,138	13,652
Prepaid expense	2,553	—
Other assets	500	—
Total assets	$61,142,122	$6,926,434
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements - real estate securities	17,113,000	—
Loan fees payable	40,000	—
Due to related parties	1,511,679	995,716
Interest payable	23,518	—
Distributions payable	258,470	33,230
Accrued expense	210,479	19,167
Total liabilities	19,157,146	1,048,113
Stockholders' Equity:
Class P common stock, $0.001 par value, 450,000,000 shares authorized, 1,733,392 and 237,700 shares issued and outstanding as of December 31, 2017 and 2016 respectively	1,733	238
Additional paid in capital (net of offering costs of $2,918,704 and $0 as of December 31, 2017 and 2016, respectively)	43,428,043	5,942,262
Distributions in excess of earnings	(1,444,800)	(64,179)
Total stockholders' equity	41,984,976	5,878,321
Total liabilities and stockholders’ equity	$61,142,122	$6,926,434

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Interest income:
Interest income	979,274	21,998
Less: Interest expense	(156,126)	—
Net interest income	823,148	21,998
Operating expenses:
Administration expense	95,833	19,167
Directors compensation	81,450	20,750
Professional service fees	453,441	—
Other expenses	94,416	7,791
Total operating expenses	725,140	47,708
Other income (loss):
Unrealized gain (loss) in value of real estate securities	40,666	(5,239)
Total other income (loss)	40,666	(5,239)
Net income (loss) before income taxes	138,674	(30,949)
Income tax provision	58,001	—
Net Income (loss)	$80,673	$(30,949)
Net income (loss) per share, basic and diluted	$0.11	$(0.22)
Weighted average number of shares outstanding, basic and diluted	757,025	142,443

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of September 13, 2016 (inception)	—	—	$—	$—	$—
Proceeds from offering	237,700	238	5,942,262	—	5,942,500
Net loss	—	—	—	(30,949)	(30,949)
Distributions declared	—	—	—	(33,230)	(33,230)
Balance as of December 31, 2016	237,700	238	$5,942,262	$(64,179)	$5,878,321
Proceeds from offering	1,495,692	1,495	40,404,485	—	40,405,980
Offering costs	—	—	(2,918,704)	—	(2,918,704)
Net income	—	—	—	80,673	80,673
Distributions declared	—	—	—	(1,461,294)	(1,461,294)
Balance as of December 31, 2017	1,733,392	1,733	$43,428,043	$(1,444,800)	$41,984,976

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Cash flows from operating activities
Net income (loss)	80,673	(30,949)
Adjustments to reconcile net income (loss) to cash provided by operations:
Net unrealized (gain) loss on real estate securities	(40,666)	5,239
Amortization of bond premium	163,719	1,781
Changes in assets and liabilities:
Accrued interest receivable	(128,486)	(13,652)
Prepaid expense	(2,553)	—
Loan fees payable	40,000	—
Accrued interest payable	23,518	—
Accrued expense	191,312	19,167
Due to related parties	(19,490)	28,268
Other assets	(500)	—
Net cash provided by operating activities	$307,527	$9,854
Cash flows from investing activities:
Origination of commercial loans	(32,094,441)	—
Purchase of real estate securities	(31,078,500)	(5,440,500)
Real estate securities redeemed	10,395,669	—
Net cash used in investing activities	$(52,777,272)	$(5,440,500)
Cash flows from financing activities:
Proceeds from issuance of common stock	40,405,980	5,942,500
Payment of offering costs	(2,918,704)	—
Proceeds from repurchase agreements	82,130,000	—
Principal repayments of repurchase agreements	(65,017,000)	—
Distributions paid	(1,236,054)	—
Net cash provided by financing activities	$53,364,222	$5,942,500
Net change in cash and cash equivalents	894,477	511,854
Cash and cash equivalents beginning of period	511,854	—
Cash and cash equivalents end of period	$1,406,331	$511,854
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$535,453	$967,448
Interest paid	$132,608	$—
Distributions payable	$258,470	$33,230

The accompanying notes are an integral part of these consolidated financial statements

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

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly-owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors. The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an advisory agreement dated October 25, 2016 among the Company, the Advisor and the OP (the “Advisory Agreement”).

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

Real Estate Securities at Fair Value

The Company’s real estate securities are comprised of CMBS and are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company has chosen to make a fair value option election pursuant to ASC Topic 820, Fair Value Measurement (“ASC 820”) for its securities and, therefore, its real estate securities are recorded at fair market value on the consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) in value of real estate securities. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet with changes in fair value recorded to other comprehensive income on the Company’s consolidated statement of changes in stockholders’ equity. Electing the fair value option permits the Company to record changes in fair value of its investments in the consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period.

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

The asset-specific reserve component relates to reserves for losses on individual impaired loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on an individual loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location, as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external “as is” appraisals for loan collateral, generally when third party participations exist.

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

The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location, as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from “1” to “5” with “1” representing the lowest risk of loss and “5” representing the highest risk of loss.

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

As of December 31, 2017 and 2016, the Company had $32,094,441 and $0 of commercial mortgage loans held for investment, respectively. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Interest Income

Interest income on CMBS, which includes accretion of discounts and amortization of premiums on such CMBS, and on commercial loans, which includes origination fees paid by borrowers, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income.

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

Real estate securities are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2017 and December 31, 2016, the Company received third-party quotes on each real estate security used in determining the fair value, all of which have been classified as Level II due to the observable nature of all significant inputs.

The Company is required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in our consolidated balance sheets, to the extent it is practicable to estimate a fair value for those instruments.  These disclosure requirements exclude certain financial instruments and all non-financial instruments.

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

Repurchase Agreements – Real Estate Securities

The Company enters into Master Repurchase Agreements (each, an “MRA”) that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the MRAs, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. The Company intends to maintain a level of liquidity that will enable the Company to meet margin calls. In addition, the MRAs are generally subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2017.  The Company did not have any MRAs and, therefore, no financial covenant requirements as of December 31, 2016.

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

The Company had no uncertain tax positions as of December 31, 2017 or 2016. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2017. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the year ended December 31, 2017 or 2016. As of December 31, 2017, returns for the calendar year 2016 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

As of December 31, 2017, the Company has reversed deferred tax assets and the valuation allowance related to its activities. As a REIT, the Company is not expected to pay federal income tax at the REIT level, but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use net operating losses to offset its REIT taxable income, the Company generally does not expect to pay taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets.

For the year ended December 31, 2017, the Company has incurred $58,001 in current income tax expense in a consolidated taxable REIT subsidiary.  This tax is comprised of $42,001 in federal and $16,000 in state income tax expense.  The majority of this expense was related to the receipt of a one-time prepayment penalty interest received on the early pay-off of one investment.

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

Note 3 – Real Estate Securities

The following is a summary of the Company’s real estate securities as of December 31, 2017:

	Collateral Type	Interest Rate	Maturity Date	Par Value	Fair Value
CMBS 1	Hospitality	LIBOR + 0.9200%	August/2019	$15,879,331	$15,914,266
CMBS 2	Retail	LIBOR + 3.4000%	July/2019	5,078,500	5,077,992
CMBS 3	Hospitality	LIBOR + 0.9000%	November/2019	5,000,000	5,001,000
Total				$25,957,831	$25,993,258

The Company’s CMBS are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company’s CMBS investments as of December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMBS 1	$15,879,331	$34,935	$—	$15,914,266
CMBS 2	5,078,500	—	(508)	5,077,992
CMBS 3	5,000,000	1,000	—	5,001,000
Total	$25,957,831	$35,935	$(508)	$25,993,258

The following is a summary of the Company’s real estate securities as of December 31, 2016:

	Collateral Type	Number of Investments	Interest Rate	Maturity Date	Par Value	Fair Value
CMBS 1	Hospitality	1	LIBOR + 4.6500%	November/2018	$5,400,000	$5,433,480

The following table shows the amortized cost, unrealized gains/losses and fair value of the Company’s CMBS investments as of December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMBS 1	$5,438,719	$—	$(5,239)	$5,433,480

As of December 31, 2017, the Company held three CMBS with a total carrying value of $25,993,258 with a total unrealized gain of $35,935. As of December 31, 2016, the Company held one CMBS with a carrying value of $5,433,480 with an unrealized loss of $5,239.  No position had an unrealized loss for a period greater than 12 months. The Company did not have any realized gains or losses during the year ended December 31, 2017 or for the period from September 13, 2016 (inception) through December 31, 2016.

Note 4 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2017:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
Senior loans	2	$24,950,941	$(356,500)	$24,594,441	6.08%	3.0
Mezzanine loan	1	7,500,000	—	$7,500,000	9.20%	9.8
Total and average	3	$32,450,941	$(356,500)	$32,094,441	6.80%	4.6

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

All commercial mortgage loans are assigned an initial risk rating of 2. The Company originated its first commercial mortgage loans held for investment during the year ended December 31, 2017 and assigned a risk rating of 2 to the loans as of December 31, 2017. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 5 – Repurchase Agreements—Real Estate Securities

As of December 31, 2017, the Company had entered into one MRA and had two outstanding repurchase agreements, as described in the table below.  The Company had not entered into any MRAs and did not have any outstanding repurchase agreements as of December 31, 2016.

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Counterparty 1	$17,113,000	$23,518	$19,946,000	2.27%	7

Note 6 – Stockholders’ Equity

During the year ended December 31, 2017, the Company issued 1,495,692 Class P Shares at an average price of $27.01 per share with total net proceeds of $37,487,276 after offering costs of $2,918,704 which included $535,453 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuance.

Distributions

The table below sets forth the distributions declared and paid for Class P Shares during the periods indicated:

	Distributions Declared	Distributions Declared Per Share (1)	Distributions Paid
For the year ended December 31, 2017	$1,461,294	$1.92	$1,236,054
For the period from September 13, 2016 (inception) through December 31, 2016	$33,230	$0.23	$—

(1)	Based on weighted average shares for the period

Note 7 – Net Income (Loss) Per Share

The following table is a summary of the basic and diluted net income (loss) per share computation for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016:

	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Net income (loss)	$80,673	$(30,949)
Weighted average shares outstanding, basic and diluted	757,025	142,443
Net income (loss) per share, basic and diluted	$0.11	$(0.22)

Note 8 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Note 9 – Transactions with Related Parties

As of December 31, 2017, the Advisor had invested $1.0 million in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200,000 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (iii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2017, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3.0 million in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016:

	Year Ended	Period from September 13, 2016 (inception) through	Payable as of December 31,
	December 31, 2017	December 31, 2016	2017	2016
Organization and offering expense reimbursement (1)	$997,390	$974,966	$1,502,901	$974,966
Selling commissions and dealer manager fee (2)	2,456,678	—	—	—
Advisory fee (3)	—	—	—	—
Operating expense reimbursement (4)	223,821	20,750	8,778	20,750
Total	$3,677,889	$995,716	$1,511,679	$995,716

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

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee is paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. If, in any given calendar quarter ending on or prior to December 31, 2017, the modified funds from operations (“MFFO”), which is a non-GAAP supplemental financial performance measure, is less than the aggregate distributions payable to stockholders for such quarter, then a portion of the fixed component of the advisory fee otherwise payable with respect to that quarter shall be deferred in an amount equal to the distributions payable for that quarter minus the MFFO for that quarter, provided that such deferred amount shall not exceed 25% of the fixed component of the advisory fee otherwise payable with respect to that quarter. Deferred portions of the fixed component of the advisory fee will be paid to the Advisor to the extent that MFFO exceeds distributions paid or payable to stockholders for a future calendar quarter, but only to the extent of such excess. The performance component of the advisory fee is calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor has waived the advisory fee for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016.

(4)

The Company reimburses the Advisor or its affiliates for out-of-pocket expenses that it incurs in connection with providing services to the Company, provided that the Company does not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments).

Note 10 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies):

	December 31, 2017				December 31, 2016
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$25,993,258	—	$25,993,258	—	$5,433,480	—	$5,433,480	—

The Company did not transfer any assets within fair value levels during the year ended December 31, 2017 or during the period September 13, 2016(inception) through December 31, 2016.

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.  The following table details the carrying amount and fair value of the financial instruments described in Note 2:

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$1,406,331	$1,406,331	$511,854	$511,854
Commercial mortgage loans, net	32,094,441	32,094,441	—	—
Total	$33,500,772	$33,500,772	$511,854	$511,854
Financial liabilities
Repurchase agreements - real estate securities	$17,113,000	$17,113,000	$—	$—
Total	$17,113,000	$17,113,000	$—	$—

The following describes our methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents was based on the bank balance and was a Level 1 fair value measurement.
•

The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement.  The Sub-Advisor estimates the fair values of commercial loans based on a discounted cash flow methodology that analyzes various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders.

•

The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through March 14, 2018, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Director Stock Awards

On March 1, 2018, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30,000.  The Class P Shares will vest in equal one-third increments on March 1, 2019, 2020 and 2021.  The Class P Shares were issued under the Company’s independent directors compensation plan.

Master Repurchase Agreement

On February 15, 2018 the Company, through its wholly owned subsidiary, InPoint CS Loan, LLC (the “Seller”), entered into a Master Repurchase Agreement (the “Repo Facility”) with Column Financial, Inc., as administrative agent for certain of its affiliates.  The Repo Facility provides up to $100.0 million in advances, subject to adjustment up to $250.0 million, which the Company expects to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as the Company's assets are paid off and re-drawn as advances against new assets.

Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The initial maturity date of the Repo Facility is February 15, 2019, with extensions at the Seller's option, which may be exercised upon the satisfaction of certain conditions.

In connection with the Repo Facility, the Company entered into a Guaranty dated February 15, 2018 (the “Guaranty”), under which the Company agreed to guarantee certain obligations of the Seller under the Repo Facility.

The Repo Facility and the Guaranty contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type, and the Repo Facility contains financial and other covenants applicable to the Seller. In addition, the Guaranty contains financial covenants that require the Company to satisfy certain minimum net worth requirements.

Sale of Common Stock

As of March 14, 2018, the Company had 2,328,726 shares of common stock outstanding and had raised proceeds from the Offering since December 31, 2017 and since inception as follows:

Source of Capital	January 1, 2018 through March 14, 2018	Total
Class P Shares	$16,138,891	$62,487,460

Distributions Declared

The table below sets forth the distributions declared for Class P Shares.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
March 14, 2018	April 1, 2018 through April 30, 2018	$0.005260274	On or before May 6, 2018
March 14, 2018	May 1, 2018 through May 30, 2018	$0.005260274	On or before June 6, 2018