Form 10-Q
period 2018-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2018-05-10
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, there were 2,851,844 shares of the Registrant’s Class P Common Stock outstanding.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Cash and cash equivalents	$5,765,417	$1,406,331
Real estate securities at fair value	30,947,171	25,993,258
Commercial mortgage loans at cost, net of allowance for loan loss of $0	51,549,976	32,094,441
Deferred debt finance costs	466,502	—
Deferred offering costs	1,345,495	1,502,901
Accrued interest receivable	166,465	142,138
Prepaid expenses	20,458	2,553
Other assets	500	500
Total assets	$90,261,984	$61,142,122
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	18,771,000	17,113,000
Repurchase agreements—commercial mortgage loans	9,300,000	—
Due to related parties	1,347,031	1,511,679
Loan fees payable	155,000	40,000
Interest payable	24,209	23,518
Distributions payable	384,568	258,470
Accrued expenses	233,212	210,479
Total liabilities	30,215,020	19,157,146
Stockholders’ Equity:
Class P common stock, $0.001 par value, 450,000,000 shares authorized, 2,476,245 and 1,733,392 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,476	1,733
Additional paid in capital (net of offering costs of $4,494,086 and $2,918,704 at March 31, 2018 and December 31, 2017, respectively)	62,001,173	43,428,043
Distributions in excess of earnings	(1,956,685)	(1,444,800)
Total stockholders’ equity	60,046,964	41,984,976
Total liabilities and stockholders’ equity	$90,261,984	$61,142,122

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-months ended March 31,
	2018	2017
Interest income:
Interest income	830,204	101,738
Less: Interest expense	(102,944)	(10,415)
Net interest income	727,260	91,323
Operating expenses:
Debt finance costs	64,984	—
Administration expense	—	28,750
Directors compensation	21,600	20,750
Professional service fees	116,499	20,812
Other expenses	59,214	22,552
Total operating expenses	262,297	92,864
Other income:
Unrealized gain in value of real estate securities	30,828	89,433
Total other income	30,828	89,433
Net income	$495,791	$87,892
Net income per share basic and diluted	$0.23	$0.31
Weighted average number of shares
Basic	2,119,814	280,856
Diluted	2,119,831	280,856

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three-months ended March 31, 2018

(unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2017	1,733,392	$1,733	$43,428,043	$(1,444,800)	$41,984,976
Proceeds from offering	742,853	743	20,147,679	—	20,148,422
Offering costs	—	—	(1,575,382)	—	(1,575,382)
Net income	—	—	—	495,791	495,791
Distributions declared	—	—	—	(1,007,676)	(1,007,676)
Equity based compensation	—	—	833	—	833
Balance as of March 31, 2018	2,476,245	$2,476	$62,001,173	$(1,956,685)	$60,046,964

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three-months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	495,791	87,892
Adjustments to reconcile net income to cash provided by operations:
Net unrealized gain on real estate securities	(30,828)	(89,433)
Amortization of equity based compensation	833	—
Amortization of debt finance costs	64,984	—
Amortization of bond premium	—	15,513
Changes in assets and liabilities:
Accrued interest receivable	(24,327)	(19,184)
Deferred debt finance costs	(531,486)	—
Prepaid expenses	(17,905)	(25,535)
Interest payable	691	3,588
Loan fees payable	115,000	—
Accrued expenses	22,733	28,749
Due to related parties	(7,242)	88,900
Other assets	—	(500)
Net cash provided by operating activities	$88,244	$89,990
Cash flows from investing activities:
Origination of commercial loans	(19,455,535)	—
Purchase of real estate securities	(5,000,000)	(5,125,000)
Real estate securities sold or principal pay-down	76,915	—
Net cash used in investing activities	$(24,378,620)	$(5,125,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	20,148,422	2,612,634
Payment of offering costs	(1,575,382)	—
Proceeds from repurchase agreements	65,647,000	3,578,000
Principal repayments of repurchase agreements	(54,689,000)	—
Distributions paid	(881,578)	(114,463)
Net cash provided by financing activities	$28,649,462	$6,076,171
Net change in cash and cash equivalents	4,359,086	1,041,161
Cash and cash equivalents beginning of period	1,406,331	511,854
Cash and cash equivalents end of period	$5,765,417	$1,553,015
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$(157,406)	$213,351
Cash paid for interest	$102,253	$6,827
Distributions payable	$384,568	$52,273

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans (“Credit Loans”), and participations in such loans and (ii) CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”), and collateralized debt obligation notes. The Company may also invest in select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the OP.

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

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly-owned subsidiary of Sound Point CRE Management, LP, pursuant to a sub-advisory agreement between the Advisor and the Sub-Advisor. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor or affiliates of the Sub-Advisor or Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value; (ii) management of the Company’s day-to-day operations, including the hiring and supervising of its employees, if any; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) advising the Company regarding its qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018, under the heading Note 2-Summary of Significant Accounting Policies. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2018, except as noted below.

Equity-Based Compensation

In accordance with the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares are issued to independent directors as compensation. The Company recognizes expense related to the fair value of equity-based compensation awards as operating expense in the consolidated statements of operations. The Company recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 10 – "Equity-Based Compensation" for further information.

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

As of March 31, 2018 and December 31, 2017, the Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Income Taxes

The Company qualified as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2017. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income, subject to certain adjustments, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of March 31, 2018 or December 31, 2017. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2018. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three-month periods ended March 31, 2018 or 2017. As of March 31, 2018, returns for the calendar year 2016 and 2017 remain subject to examination by U.S. and various state and local tax jurisdictions. For the periods ended March 31, 2018 and 2017, the Company incurred no current income tax expense.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

March 31 2018

(unaudited)

Note 3 – Real Estate Securities

The following is a summary of the Company’s real estate securities as of March 31, 2018:

	Collateral Type	Interest Rate	Maturity Date	Par Value	Fair Value
CMBS 1	Hospitality	LIBOR + 0.9200%	August/2019	$15,802,417	$15,846,663
CMBS 2	Retail	LIBOR + 3.4000%	July/2019	5,078,500	5,079,008
CMBS 3	Hospitality	LIBOR + 0.9000%	November/2019	5,000,000	5,004,500
CMBS 4	Hospitality	LIBOR + 3.0000%	February/2020	5,000,000	5,017,000
Total				$30,880,917	$30,947,171

The Company classified its CMBS as available-for-sale as of March 31, 2018. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company’s CMBS investments as of March 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMBS 1	$15,802,417	$44,246	—	$15,846,663
CMBS 2	5,078,500	508	—	5,079,008
CMBS 3	5,000,000	4,500	—	5,004,500
CMBS 4	5,000,000	17,000	—	5,017,000
Total	$30,880,917	$66,254	$—	$30,947,171

The following is a summary of the Company’s real estate securities as of December 31, 2017:

	Collateral Type	Interest Rate	Maturity Date	Par Value	Fair Value
CMBS 1	Hospitality	LIBOR + 0.9200%	August/2019	$15,879,331	$15,914,266
CMBS 2	Retail	LIBOR + 3.4000%	July/2019	5,078,500	5,077,992
CMBS 3	Hospitality	LIBOR + 0.9000%	November/2019	5,000,000	5,001,000
Total				$25,957,831	$25,993,258

The Company classified its CMBS as available-for-sale as of December 31, 2017. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company’s CMBS investments as of December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMBS 1	$15,879,331	$34,935	$—	$15,914,266
CMBS 2	5,078,500	—	(508)	5,077,992
CMBS 3	5,000,000	1,000	—	5,001,000
Total	$25,957,831	$35,935	$(508)	$25,993,258

As of March 31, 2018, the Company held four CMBS with a total carrying value of $30,947,171 with a total unrealized gain of $66,254. As of December 31, 2017, the Company held three CMBS with a carrying value of $25,993,258 with an unrealized gain of $35,935 and an unrealized loss of $508.  No position had an unrealized loss for a period greater than 12 months. The Company did not have any realized gains or losses during the three-month periods ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, amortized cost equaled par value since there were no discounts or premiums on

CMBS.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

March 31 2018

(unaudited)

Note 4 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of March 31, 2018:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	3	$41,510,966	$(460,990)	$41,049,976	6.04%	2.8
Credit loans	2	10,500,000	—	10,500,000	9.24%	8.2
Total and average	5	$52,010,966	$(460,990)	$51,549,976	6.69%	3.9

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2017:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	2	$24,950,941	$(356,500)	$24,594,441	6.08%	3.0
Credit loans	1	7,500,000	—	$7,500,000	9.20%	9.8
Total and average	3	$32,450,941	$(356,500)	$32,094,441	6.80%	4.6

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

March 31 2018

(unaudited)

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

All commercial mortgage loans are assigned an initial risk rating of 2 at origination. The Company performed the quarterly asset review and assigned a risk rating of 2 to all loans as of March 31, 2018 and December 31, 2017. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

A wholly owned subsidiary of the Company entered into a Master Repurchase Agreement (the “Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  The Repo Facility provides up to $100.0 million in advances, subject to adjustment up to $250.0 million, which the Company expects to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as the Company's assets are paid off and re-drawn as advances against new assets.  Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The initial maturity date of the Repo Facility is February 15, 2019, with extensions which may be exercised upon the satisfaction of certain conditions.

The details of the Repo Facility as of March 31, 2018 are as follows:

				Weighted Average
Committed Financing	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

$100,000,000	$9,300,000	$12,624	$12,400,000	4.07%	319

The Company had no Repo Facility as of December 31, 2017.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

March 31 2018

(unaudited)

Real Estate Securities

As of March 31, 2018 and December 31, 2017, the Company had entered into one master repurchase agreement for real estate securities with one counterparty and had three and two outstanding real estate security repurchase agreements outstanding, respectively, as described in the table below.

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

As of March 31, 2018	$18,771,000	$11,585	$21,000,000	2.55%	20

As of December 31, 2017	$17,113,000	$23,518	$19,946,000	2.27%	7

Note 6 – Stockholders’ Equity

During the three-month period ended March 31, 2018, pursuant to a private offering (the “Offering”), the Company issued 742,853 shares of Class P common stock (“Class P Shares”) at an average price of $27.12 per share with total net proceeds of $18,573,040 after offering costs of $1,575,382. In addition, the Company incurred $121,943 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuance.

Distributions Declared

The table below sets forth the distributions declared for Class P Shares during the three-month period ended March 31, 2018.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
March 14, 2018	April 1, 2018 through April 30, 2018	$0.005260274	May 1, 2018
March 14, 2018	May 1, 2018 through May 31, 2018	$0.005260274	On or before June 6, 2018

Distributions Paid

The table below sets forth the distributions paid in cash with respect to the Class P Shares during the three-month period ended March 31, 2018.

Distribution Period	Payment Date	Distribution Amount
December 2017	January 2, 2018	$258,470
January 2018	February 1, 2018	309,426
February 2018	March 1, 2018	313,682
Total		$881,578

During the three-month period ended March 31, 2018, the Company declared distributions of $1,007,676 and paid cash distributions of $881,578. As of March 31, 2018, distributions declared but not yet paid amounted to $384,568.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

March 31 2018

(unaudited)

Note 7 – Net Income Per Share

The following table is a summary of the basic and diluted net income per share computation for the three-month periods ended March 31, 2018 and 2017:

	Three-month period ended March 31,
	2018	2017
Net income	$495,791	$87,892
Weighted average shares outstanding, basic	2,119,814	280,856
Weighted average shares outstanding, diluted	2,119,831	280,856
Net income per share, basic and diluted	$0.23	$0.31

Note 8 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Note 9 – Transactions with Related Parties

As of March 31, 2018, the Advisor had invested $1.0 million in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was $25.00 (the “Transaction Price”), with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200,000 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (iii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of March 31, 2018, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3.0 million in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three-month periods ended March 31, 2018 and 2017:

	Three-month period ended March 31,		Payable as of March 31,
	2018	2017	2018	2017
Organization and offering expense reimbursement(1)	$121,943	$213,351	$1,345,495	$1,188,317
Selling commissions and dealer manager fee(2)	1,296,032	142,366	—	—
Advisory fee(3)	—	—	—	—
Operating expense reimbursement(4)	1,536	88,899	1,536	109,650
Total	$1,419,511	$444,616	$1,347,031	$1,297,967

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

March 31 2018

(unaudited)

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

(2)

Inland Securities Corporation, the Company’s dealer manager and an affiliate of the Advisor, receives selling commissions up to 5%, and a dealer manager fee up to 3%, of the Transaction Price for each Class P Share sold in the Offering, the majority of which is paid to third-party broker-dealers.

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee is paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee is calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor has waived the advisory fee for the three months ended March 31, 2018 and 2017.

(4)

The Company reimburses the Advisor or its affiliates for out-of-pocket expenses that it incurs in connection with providing services to the Company, provided that the Company does not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments).

Note 10 – Equity-Based Compensation

On March 1, 2018, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30,000.  The restricted Class P Shares will vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Under the RSP, restricted shares generally vest over a three year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $833, in the aggregate, for the three months ended March 31, 2018. As of March 31, 2018, the Company had $29,167 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 2.92 years.

Note 11 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies included in the Annual Report) as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$30,947,171	—	$30,947,171	—	$25,993,258	—	$25,993,258	—

The Company did not transfer any assets within fair value levels during the three months ended March 31, 2018 or during the year ended December 31, 2017.

As discussed in Note 2 of the Annual Report, GAAP requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.  The following table details the carrying amount and fair value of the financial instruments described in Note 2 of the Annual Report:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

March 31 2018

(unaudited)

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$5,765,417	$5,765,417	$1,406,331	$1,406,331
Commercial mortgage loans, net	51,549,976	51,775,400	32,094,441	32,094,441
Total	$57,315,393	$57,540,817	$33,500,772	$33,500,772
Financial liabilities
Repurchase agreements - real estate securities	$18,771,000	$18,771,000	$17,113,000	$17,113,000
Repurchase agreements - commercial mortgage loans	9,300,000	9,300,000	—	—
Total	$28,071,000	$28,071,000	$17,113,000	$17,113,000

The following describes our methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents was based on the bank balance and was a Level 1 fair value measurement.
•

The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement.  The Sub-Advisor estimates the fair values of commercial loans by analyzing interest rate spreads on loans based on various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders.

•

The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates we determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through May 10, 2018, the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sale of Common Stock

As of May 9, 2018, the Company had 2,851,844 shares of common stock outstanding and had raised proceeds from the Offering since March 31, 2018 and since inception as follows:

Source of Capital	April 1, 2018 through May 9, 2018	Total
Class P Shares	$10,203,809	$76,700,800

Distributions Declared

The table below sets forth the distributions declared for Class P Shares.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
May 9, 2018	June 1, 2018 through June 30, 2018	$0.005260274	On or before July 9, 2018
May 9, 2018	July 1, 2018 through July 31, 2018	$0.005260274	On or before August 7, 2018
May 9, 2018	August 1, 2018 through August 31, 2018	$0.005260274	On or before September 10, 2018

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

March 31 2018

(unaudited)

Distributions Paid

The table below sets forth the distributions paid in cash with respect to the Class P Shares.

Distribution Period	Payment Date	Distribution Amount
March 2018	April 2, 2018	$384,568
April 2018	May 1, 2018	$411,276

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

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Inland InPoint Advisor, LLC (our “Advisor”) and SPCRE InPoint Advisors, LLC (our “Sub-Advisor”) may face conflicts of interest in allocating personnel and resources between their affiliates;
•	We do not have arm’s-length agreements with our Advisor, our Sub-Advisor or any affiliates of our Advisor or Sub-Advisor; and
•	If we fail to continue to qualify as a real estate investment trust (“REIT”), our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three-months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans (“Credit Loans”), and participations in such loans and (ii) CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, and collateralized debt obligation notes. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our operating partnership, of which we are the sole general partner.  We are externally managed by Inland InPoint Advisor, LLC, an indirect subsidiary of Inland Real Estate Investment Corporation. Our Advisor has engaged SPCRE InPoint Advisors, LLC, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

On October 25, 2016, we commenced a private offering (the “Offering”) of up to $500,000,000 in our Class P Shares, pursuant to a private placement memorandum dated October 25, 2016. The purchase price per Class P Share currently equals $25.00 plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation, an affiliate of our Advisor, is our dealer manager for the Offering. As of May 9, 2018, we had received and accepted investors’ subscriptions for and issued 2,851,844 Class P Shares in the Offering, resulting in gross proceeds of $76,700,800. As of May 9, 2018, $423,299,200 of Class P Shares remained to be sold in the Offering.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018, under the heading “Note 2-Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2018, except as noted in Note 2 – “Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Portfolio

We began operations in October 2016 and our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt and CRE securities.  We anticipate our investment portfolio will be less diversified and have higher concentrations in asset class, collateral type and geographic location until our capital raise reaches levels that will allow for greater diversification.

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of March 31, 2018 and December 31, 2017:

Floating vs. Fixed Rate:

Investments by Loan Type:

Investments by Property Type:

Investments by Region:

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our portfolio as of March 31, 2018 compared to December 31, 2017 were primarily due to the new loans originated during the period.  Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant.  We anticipate that these changes will become less significant as our portfolio increases in size.

Real Estate Securities

As of March 31, 2018 and December 31, 2017, our portfolio of real estate securities consisted of four and three investments in CMBS, respectively. Our CMBS investments had a fair value of $30,947,171 and $25,993,258 as of March 31, 2018 and December 31, 2017, respectively. The increase in the size of our portfolio of real estate securities is due to investing capital received from the Offering and increased leverage arising from a Master Repurchase Agreement (the “MRA”).

As of March 31, 2018 and December 31, 2017, our CMBS investments had a weighted average coupon of 3.4% and 2.9% and a remaining life of 1.5 and 1.7 years, respectively.  As of March 31, 2018, 67% of our real estate securities portfolio based on fair value was rated AAA and 33% was rated BB- from at least one national rating agency.  As of December 31, 2017, 80% of our portfolio based on fair value had a rating by a national rating agency of AAA and 20% BB-. The change in the ratings was due to the purchase of additional assets as we invested capital received from the Offering.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Commercial Mortgage Loans Held for Investment

As of March 31, 2018 and December 31, 2017, our portfolio of commercial mortgage loans held for investment consisted of five and three loans, respectively, with outstanding principal balance of $52,010,966 and $32,450,941, respectively.  The increase in the size of our portfolio is due to investing capital received from the Offering.  The portfolio had a weighted average interest rate of 6.69% and 6.80% as of March 31, 2018 and December 31, 2017, respectively.  The change in weighted average interest rate was due to change in portfolio composition through the additional loans originated.  Due to the small number of loans in our portfolio, the weighted average interest rate may change significantly as we continue to originate loans in the future.

Allowance for Loan Losses

As of March 31, 2018 and December 31, 2017, we have not recorded any allowance for loan losses as the loans in the portfolio were not impaired and were performing in compliance with the contractual terms and no losses were probable. See Note 2 - “Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in the Annual Report for further description of our allowance for loan loss policy.

Results of Operations

Comparison of the Three-Months Ended March 31, 2018 to the Three-Months Ended March 31, 2017

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Month Period Ended March 31,
	2018			2017
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$27,697,704	$215,986	3.1%	$7,737,323	$101,738	5.3%
Commercial mortgage loans	34,544,898	614,218	7.1%	—	—	—
Total/Weighted Average	$62,242,602	$830,204	5.3%	$7,737,323	$101,738	5.3%
Interest-bearing liabilities:
Repurchase agreements—securities	$15,173,367	$89,160	2.4%	$3,576,636	$10,415	2.4%
Repurchase agreements—commercial mortgage loans	$1,343,333	$13,784	4.1%	—	—	—
Total/Weighted Average	$16,516,700	$102,944	2.5%	$3,576,636	$10,415	2.4%
Net interest income/spread		$727,260	2.8%		$91,323	2.8%
Average leverage %(4)	36.1%			46.2%
Weighted average levered yield(5)			6.4%			6.6%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offering and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invested the proceeds from the Offering.

Operating Expenses

Operating expenses for the three-months ended March 31, 2018 and 2017 consisted of the following:

	Three-Months Ended March 31,
	2018	2017
Administration expense	$—	$28,750
Debt finance costs	64,984	—
Directors compensation	21,600	20,750
Professional service fees	116,499	20,812
Other expenses	59,214	22,552
Total operating expenses	$262,297	$92,864

Total operating expenses for the three-months ended March 31, 2018 and 2017 were $262,297 and $92,864, respectively.  The majority of operating expenses related to professional fees which include audit, tax and legal expenses.  The administrative expense was for fund administration services provided by a non-affiliated third party that was discontinued in October 2017.  Debt finance costs relate to amortization of costs associated with the repurchase agreement – commercial mortgage loans that was entered into in February 2018.  Items included in other expense were for general expenses primarily related to on-going transfer agent fees and expenses related to filing SEC reports that were paid to a non-affiliated third party.

Other Income

For the three-month periods ended March 31, 2018 and 2017, our real estate securities increased in value by $30,828 and $89,433, respectively. The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities.

Net Income

For the three-months ended March 31, 2018 and 2017, our net income was $495,791 and $87,892, or $0.23 and $0.31 per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offering and borrowings.

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

Under GAAP, acquisition related costs are treated as operating expenses reducing our income. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of investments and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (“IPA”), an industry trade group, published a standardized measure known as Modified Funds from Operations (“MFFO”), which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

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

Our FFO and MFFO are calculated as follows:

	Three-months ended March 31,
	2018	2017
GAAP net income	$495,791	$87,892
Funds from operations	$495,791	$87,892

Amortization of premiums on real estate securities	—	15,513
Unrealized gain on real estate securities	(30,828)	(89,433)
Debt financing costs	64,984	—
Modified funds from operations	$529,947	$13,972

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

Cash Flow Analysis

	Three-Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$88,244	$89,990
Net cash used in investing activities	$24,378,620	$5,125,000
Net cash provided by financing activities	$28,649,462	$6,076,171

We held cash and cash equivalents of $5,765,417 and $1,406,331 as of March 31, 2018 and December 31, 2017, respectively. Our cash and cash equivalents increased due to normal fluctuations and were primarily related to the net proceeds from the Offering and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $88,244 and $89,990 for the three-month periods ended March 31, 2018 and 2017, respectively.

Our investing activities used $24,378,620 and $5,125,000 for the three-month periods ended March 31, 2018 and 2017, respectively, for the origination of commercial mortgage loans and the purchase of CMBS.

Our financing activities provided net cash of $28,649,462 and $6,076,171 for the three-month periods ended March 31, 2018 and 2017, respectively. The contributions came from $10,958,000 in net proceeds from our repurchase agreement financing and $18,573,040 in net proceeds from the issuance of our common stock for the three-month period ended March 31, 2018.  For the three-month period ended March 31, 2017, the contributions came from $3,578,000 in net proceeds from our repurchase agreement financing and $2,612,634 in net proceeds from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

We entered into a master repurchase agreement (the “Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  The Repo Facility provides up to $100.0 million in advances, subject to adjustment up to $250.0 million, which we expect to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.  Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The initial maturity date of the Repo Facility is February 15, 2019, with extensions which may be exercised upon the satisfaction of certain conditions.

The details of our Repo Facility as of March 31, 2018 are as follows:

				Weighted Average
Committed Financing	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

$100,000,000	$9,300,000	$12,624	$12,400,000	4.07%	319

We had no Repo Facility as of December 31, 3017.

Real Estate Securities

As of March 31, 2018 and December 31, 2017, we had entered into one MRA for real estate securities with one counterparty and had three and two outstanding real estate security repurchase agreements outstanding, respectively, as described in the table below.

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

As of March 31, 2018	$18,771,000	$11,585	$21,000,000	2.55%	20

As of December 31, 2017	$17,113,000	$23,518	$19,946,000	2.27%	7

Distributions Declared

The table below sets forth the distributions declared for Class P Shares during the three-month period ended March 31, 2018.

	Distributions Declared Per Share
Date Declared	Distribution Period	Daily Distribution Amount	Date of Payment
March 14, 2018	April 1, 2018 through April 30, 2018	$0.005260274	May 1, 2018
March 14, 2018	May 1, 2018 through May 31, 2018	$0.005260274	On or before June 6, 2018

Distributions Paid

The table below sets forth the distributions paid in cash with respect to our Class P Shares during the three-month period ended March 31, 2018.

Distribution Period	Payment Date	Distribution Amount
December 2017	January 2, 2018	$258,470
January 2018	February 1, 2018	309,426
February 2018	March 1, 2018	313,682
Total		$881,578

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of March 31, 2018 and December 31, 2017 are summarized as follows:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
As of March 31, 2018
Borrowings under repurchase agreements - real estate securities	18,771,000	—	—	—	18,771,000
Borrowings under repurchase agreements - commercial mortgage loans	9,300,000	—	—	—	9,300,000
Total	$28,071,000	$—	$—	$—	$28,071,000

As of December 31, 2017
Borrowings under repurchase agreements - real estate securities	$17,113,000	—	—	—	$17,113,000
Total	$17,113,000	—	—	—	$17,113,000

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 12 – “Subsequent Events” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three-month periods ended March 31, 2018 and 2017, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of March 31, 2018, and December 31, 2017, our investment portfolio was 87% variable rate investments based on LIBOR for various terms. Borrowings under our MRA were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2018	December 31, 2017
(-) 25 Basis Points	(2.95)%	(3.27)%
Base Interest Rate	0.00%	0.00%
(+) 50 Basis Points	5.91%	6.53%
(+) 100 Basis Points	11.82%	13.06%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

Not applicable as we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On October 25, 2016, we commenced the Offering of up to $500,000,000 in our Class P Shares. The Class P Shares are being offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the three-month period ended March 31, 2018, we received and accepted investors’ subscriptions for and issued 742,853 Class P Shares in the Offering resulting in gross offering proceeds of $20,148,422. During the period from March 31, 2018 to May 9, 2018, we received and accepted investors’ subscriptions for and issued 375,599 Class P Shares in the Offering resulting in gross offering proceeds of $10,203,809. As of May 9, 2018, we have issued 2,851,844 Class P Shares resulting in gross offering proceeds of $76,700,800 and had $423,299,200 of Class P Shares remaining to be sold in the Offering.

On March 1, 2018, we granted each of our three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30,000.  The Class P Shares will vest in equal one-third increments on March 1, 2019, 2020 and 2021.  The Class P Shares were issued under our independent director restricted share plan. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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
10.1

Master Repurchase Agreement, dated as of February 15, 2018, by and among Column Financial, Inc., as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 16, 2018)

10.2

Guaranty, dated as of February 15, 2018, by InPoint Commercial Real Estate Income, Inc. in favor of Column Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 16, 2018)

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on May 10, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	May 10, 2018

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 10, 2018