Form 10-Q
period 2018-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2018-08-09
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2018, there were 4,106,749 shares of the Registrant’s Class P Common Stock outstanding.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Cash and cash equivalents	$12,903,500	$1,406,331
Real estate securities at fair value	64,273,965	25,993,258
Commercial mortgage loans at cost, net of allowance for loan loss of $0	114,722,620	32,094,441
Deferred debt finance costs	445,298	—
Deferred offering costs	1,168,194	1,502,901
Accrued interest receivable	453,117	142,138
Prepaid expenses	14,321	2,553
Other assets	500	500
Total assets	$193,981,515	$61,142,122
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	45,296,000	17,113,000
Repurchase agreements—commercial mortgage loans	62,222,250	—
Due to related parties	1,712,802	1,511,679
Loan fees payable	125,000	40,000
Interest payable	131,147	23,518
Distributions payable	516,693	258,470
Accrued expenses	187,477	210,479
Total liabilities	110,191,369	19,157,146
Stockholders’ Equity:
Class P common stock, $0.001 par value, 450,000,000 shares authorized, 3,458,608 and 1,733,392 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3,458	1,733
Additional paid in capital (net of offering costs of $6,573,086 and $2,918,704 at June 30, 2018 and December 31, 2017, respectively)	86,603,168	43,428,043
Distributions in excess of earnings	(2,816,480)	(1,444,800)
Total stockholders’ equity	83,790,146	41,984,976
Total liabilities and stockholders’ equity	$193,981,515	$61,142,122

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2018	2017	2018	2017
Interest income:
Interest income	1,986,407	148,305	2,816,611	250,044
Less: Interest expense	(705,333)	(41,323)	(808,277)	(51,738)
Net interest income	1,281,074	106,982	2,008,334	198,306
Operating expenses:
Advisory fee	539,466	—	539,466	—
Debt finance costs	121,728	—	186,712	—
Administration expense	—	28,750	—	57,500
Directors compensation	20,750	19,850	42,350	40,600
Professional service fees	90,070	209,522	206,569	230,334
Other expenses	55,291	7,257	114,505	29,809
Total operating expenses	827,305	265,379	1,089,602	358,243
Other income:
Unrealized gain (loss) in value of real estate securities	89,694	(18,520)	120,522	70,913
Total other income	89,694	(18,520)	120,522	70,913
Net income (loss)	$543,463	$(176,917)	$1,039,254	$(89,024)
Net income (loss) per share basic and diluted	$0.19	$(0.40)	$0.41	$(0.25)
Weighted average number of shares
Basic	2,920,697	442,029	2,522,468	361,740
Diluted	2,920,781	442,029	2,522,535	361,740

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six-months ended June 30, 2018

(unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2017	1,733,392	$1,733	$43,428,043	$(1,444,800)	$41,984,976
Proceeds from offering	1,725,216	1,725	46,826,174	—	46,827,899
Offering costs	—	—	(3,654,382)	—	(3,654,382)
Net income	—	—	—	1,039,254	1,039,254
Distributions declared	—	—	—	(2,410,934)	(2,410,934)
Equity based compensation	—	—	3,333	—	3,333
Balance as of June 30, 2018	3,458,608	$3,458	$86,603,168	$(2,816,480)	$83,790,146

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six-months ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	1,039,254	(89,024)
Adjustments to reconcile net income to cash provided by operations:
Net unrealized gain on real estate securities	(120,522)	(70,913)
Amortization of equity based compensation	3,333	—
Amortization of debt finance costs	186,712	—
Amortization of bond (discount) premium	(51,541)	45,533
Amortization of deferred exit fees	(26,901)	—
Changes in assets and liabilities:
Accrued interest receivable	(310,979)	(18,394)
Deferred debt finance costs	(632,010)	—
Prepaid expenses	(11,768)	(17,875)
Interest payable	107,629	7,680
Loan fees payable	85,000	—
Accrued expenses	(23,001)	127,485
Due to related parties	535,830	(27,750)
Other assets	—	(500)
Net cash provided by (used in) operating activities	$781,036	$(43,758)
Cash flows from investing activities:
Origination of commercial loans	(82,601,279)	—
Purchase of real estate securities	(41,341,375)	(5,125,000)
Real estate securities sold	2,996,250	—
Real estate securities principal pay-down	236,482	—
Net cash used in investing activities	$(120,709,922)	$(5,125,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	46,827,899	10,180,261
Payment of offering costs	(3,654,382)	(678,398)
Proceeds from repurchase agreements	232,475,250	26,291,000
Principal repayments of repurchase agreements	(142,070,000)	(19,921,000)
Distributions paid	(2,152,712)	(297,462)
Net cash provided by financing activities	$131,426,055	$15,574,401
Net change in cash and cash equivalents	11,497,169	10,405,643
Cash and cash equivalents beginning of period	1,406,331	511,854
Cash and cash equivalents end of period	$12,903,500	$10,917,497
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$(334,707)	$579,616
Cash paid for interest	$700,648	$44,058
Distributions payable	$516,693	$82,179

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans (“Credit Loans”), and participations in such loans and (ii) CRE securities, such as commercial mortgage-backed securities, senior unsecured debt of publicly traded real estate investment trusts (“REITs”), and collateralized debt obligation notes. The Company may also invest in select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the OP.

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

June 30, 2018

(unaudited)

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018, under the heading Note 2 - Summary of Significant Accounting Policies. There have been no changes to the Company’s significant accounting policies for the three and six months ended June 30, 2018, except as noted below.

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

June 30, 2018

(unaudited)

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

As of June 30, 2018 and December 31, 2017, the Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Income Taxes

The Company operated in a manner that allowed the Company to qualify as a REIT for U.S. federal income tax purposes commencing with the tax year ending December 31, 2017. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income, subject to certain adjustments, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of June 30, 2018 or December 31, 2017. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2018. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three and six-months ended June 30, 2018 or 2017. As of June 30, 2018, returns for the calendar years 2016 and 2017 remain subject to examination by U.S. and various state and local tax jurisdictions. For the three and six months ended June 30, 2018 and 2017, the Company incurred no current income tax expense.

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

Note 3 – Real Estate Securities

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2018

(unaudited)

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The following table summarizes the Company’s real estate securities as of June 30, 2018 and December 31, 2017:

As of	Weighted Average Coupon	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018	5.5%	1.6	$65,421,350	$64,118,016	$170,807	$(14,858)	$64,273,965
December 31, 2017	2.9%	1.7	$25,957,831	$25,957,831	$35,935	$(508)	$25,993,258

As of December 31, 2017, amortized cost equaled par value since there were no discounts or premiums on real estate securities. There were no real estate securities in an unrealized loss position for greater than one year as of June 30, 2018 or December 31, 2017. The Company did not have any realized gains or losses during the three and six months ended June 30, 2018 and 2017.

Note 4 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of June 30, 2018:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	7	$105,186,957	$(964,336)	$104,222,620	6.00%	2.6
Credit loans	2	10,500,000	—	10,500,000	9.20%	8.0
Total and average	9	$115,686,957	$(964,336)	$114,722,620	6.30%	3.1

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2017:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	2	$24,950,941	$(356,500)	$24,594,441	6.08%	3.0
Credit loans	1	7,500,000	—	7,500,000	9.20%	9.8
Total and average	3	$32,450,941	$(356,500)	$32,094,441	6.80%	4.6

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2018

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

All commercial mortgage loans are assigned an initial risk rating of 2 at origination. The Company performed the quarterly asset review and assigned a risk rating of 2 to all loans as of June 30, 2018 and December 31, 2017. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  The Repo Facility provides up to $100.0 million in advances, subject to adjustment up to $250.0 million, which the Company expects to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as the Company's assets are paid off and re-drawn as advances against new assets.  Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The maturity date of the Repo Facility is May 13, 2019, which was extended in June 2018 from its initial maturity date of February 15, 2019 and which remains subject to further extensions which may be exercised upon the satisfaction of certain conditions.

The details of the Repo Facility as of June 30, 2018 are as follows:

				Weighted Average
Committed Financing	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

$100,000,000	$62,222,250	$88,638	$82,963,000	4.32%	317

The Company had not entered into the Repo Facility or any master repurchase agreement for commercial mortgage loans as of December 31, 2017.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2018

(unaudited)

Real Estate Securities

As of June 30, 2018 and December 31, 2017, the Company had entered into one master repurchase agreement for real estate securities with a counterparty (the “CRE Securities MRA”) and had eight and two transactions under the CRE Securities MRA outstanding, respectively, as described in the table below.

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

As of June 30, 2018	$45,296,000	$42,509	$62,646,000	3.49%	18
As of December 31, 2017	$17,113,000	$23,518	$19,946,000	2.27%	7

Note 6 – Stockholders’ Equity

During the six-months ended June 30, 2018, pursuant to a private offering (the “Offering”), the Company issued 1,725,216 shares of Class P common stock (“Class P Shares”) at an average price of $27.14 per share with total net proceeds of $43,173,517 after offering costs of $3,654,382. In addition, the Company incurred $276,227 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuances.

Distributions

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.005260274 per Class P Share based on a 365-day year. The table below presents the distributions paid and declared during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, distributions declared but not yet paid amounted to $516,693.

	Three-months ended June 30,		Six-months ended June 30,
	2018	2017	2018	2017
Distributions paid	$1,271,134	$182,999	$2,152,712	$297,462
Distributions declared	$1,403,258	$212,905	$2,410,934	$346,411

Note 7 – Net Income (Loss) Per Share

The following table is a summary of the basic and diluted net income (loss) per share computation for the three and six-months ended June 30, 2018 and 2017:

	Three-months ended June 30,		Six-months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$543,463	$(176,917)	$1,039,254	$(89,024)
Weighted average shares outstanding, basic	2,920,697	442,029	2,522,468	361,740
Weighted average shares outstanding, diluted	2,920,781	442,029	2,522,535	361,740
Net income (loss) per share, basic and diluted	$0.19	$(0.40)	$0.41	$(0.25)

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2018

(unaudited)

Note 8 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Note 9 – Transactions with Related Parties

As of June 30, 2018, the Advisor had invested $1.0 million in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was $25.00 (the “Transaction Price”), with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200,000 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (iii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of June 30, 2018, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3.0 million in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and six-months ended June 30, 2018 and 2017:

	Three-months ended June 30,		Six-months ended June 30,		Payable as of
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Organization and offering expense reimbursement(1)	$154,284	$432,433	$276,227	$645,784	$1,168,194	$1,502,901
Selling commissions and dealer manager fee(2)	1,747,416	469,863	3,043,448	612,229	—	—
Advisory fee(3)	539,466	—	539,466	—	539,466	—
Operating expense reimbursement(4)	3,606	144,904	5,142	213,053	5,142	8,778
Total	$2,444,772	$1,047,200	$3,864,283	$1,471,066	$1,712,802	$1,511,679

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

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee is paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2018

(unaudited)

the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee is calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor waived the advisory fee for the three months ended March 31, 2018 and the three and six months ended June 30, 2017. The Advisor did not waive the advisory fee for the three months ended June 30, 2018.

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

Under the RSP, restricted shares generally vest over a three year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $2,500 and $3,333, in the aggregate, for the three and six-months ended June 30, 2018, respectively. As of June 30, 2018, the Company had $26,667 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 2.67 years.

Note 11 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies included in the Annual Report) as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$64,273,965	—	$64,273,965	—	$25,993,258	—	$25,993,258	—

The Company did not transfer any assets within fair value levels during the six months ended June 30, 2018 or during the year ended December 31, 2017.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2018

(unaudited)

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$12,903,500	$12,903,500	$1,406,331	$1,406,331
Commercial mortgage loans, net	114,722,620	115,906,222	32,094,441	32,094,441
Total	$127,626,120	$128,809,722	$33,500,772	$33,500,772
Financial liabilities
Repurchase agreements - real estate securities	$45,296,000	$45,296,000	$17,113,000	$17,113,000
Repurchase agreements - commercial mortgage loans	62,222,250	62,222,250	—	—
Total	$107,518,250	$107,518,250	$17,113,000	$17,113,000

The following describes our methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents was based on the bank balance and was a Level 1 fair value measurement.
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

Note 12 – Subsequent Events

The Company has evaluated subsequent events through August 9, 2018, the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sale of Common Stock

As of August 8, 2018, the Company had 4,106,749 shares of common stock outstanding and had raised proceeds from the Offering since June 30, 2018 and since inception as follows:

Source of Capital	July 1, 2018 through August 8, 2018	Total
Class P Shares	$17,546,200	$110,722,669

Distributions

The Company’s board of directors declared distributions payable to stockholders of record of Class P Shares each day beginning on the close of business September 1, 2018 through the close of business November 30, 2018.  Through that date distributions were declared in a daily amount equal to $0.005260274 per Class P Share, based on a 365-day period.

The table below sets forth the distributions paid in cash monthly in arrears:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2018

(unaudited)

Distribution Period	Month Distribution Paid	Distribution Amount
June 2018	July 2018	$516,693
July 2018	August 2018	$604,889

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

The following discussion and analysis relates to the three and six-months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On October 25, 2016, we commenced a private offering (the “Offering”) of up to $500,000,000 in our Class P Shares, pursuant to a private placement memorandum dated October 25, 2016. The purchase price per Class P Share currently equals $25.00 plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation, an affiliate of our Advisor, is our dealer manager for the Offering. As of August 8, 2018, we had received and accepted investors’ subscriptions for and issued 4,106,749 Class P Shares in the Offering, resulting in gross proceeds of $110,722,669. As of August 8, 2018, $389,277,331 of Class P Shares remained to be sold in the Offering.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018, under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the three and six months ended June 30, 2018, except as noted in Note 2 – “Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of June 30, 2018 and December 31, 2017:

Floating vs. Fixed Rate:

Investments by Loan Type:

Investments by Property Type:

Investments by Region:

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our portfolio as of June 30, 2018 compared to December 31, 2017 were primarily due to the new loans originated during the period.  Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant.  We anticipate that these changes will become less significant as our portfolio increases in size.

Real Estate Securities

As of June 30, 2018 and December 31, 2017, our portfolio of real estate securities consisted of seven and three investments in CMBS, respectively. Our CMBS investments had a fair value of $64,273,965 and $25,993,258 as of June 30, 2018 and December 31, 2017, respectively. The increase in the size of our portfolio of real estate securities is due to investing capital received from the Offering and increased leverage arising from a master repurchase agreement (the “Repo Facility”) that we, through a wholly-owned subsidiary, entered into with Column Financial, Inc. on February 15, 2018 as administrative agent for certain of its affiliates.

As of June 30, 2018 and December 31, 2017, our CMBS investments had a weighted average coupon of 5.5% and 2.9% and a remaining life of 1.6 and 1.7 years, respectively.  As of June 30, 2018, 32% of our real estate securities portfolio based on fair value was rated AAA, 15% was rated BB-, 3% was rated AA- and 50% was not rated from at least one national rating agency. As of December 31, 2017, 80% of our portfolio based on fair value had a rating by a national rating agency of AAA and 20% BB-. The change in the ratings was due to the purchase of additional assets as we invested capital received from the Offering.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Commercial Mortgage Loans Held for Investment

As of June 30, 2018 and December 31, 2017, our portfolio of commercial mortgage loans held for investment consisted of nine and three loans, respectively, with outstanding principal balance of $115,686,957 and $32,450,941, respectively.  The increase in the size of our portfolio is due to investing capital received from the Offering.  The portfolio had a weighted average interest rate of 6.30% and 6.80% as of June 30, 2018 and December 31, 2017, respectively.  The change in weighted average interest rate was due to change in portfolio composition through the additional loans originated.  Due to the small number of loans in our portfolio, the weighted average interest rate may change significantly as we continue to originate loans in the future.

Select Loan Information

The table below presents information for each of our commercial mortgage loans as of June 30, 2018. (Dollar amounts in thousands):

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	Senior	$12,400	L+4.70%	7.3%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	Senior	13,224	L+4.50%	7.1%	12/9/20	12/9/22	VA	Office	55%	2
3	3/22/18	Senior	16,163	L+3.75%	6.2%	4/9/21	4/9/23	CO	Retail	74%	2
4	4/10/18	Senior	5,600	L+3.50%	6.0%	4/9/21	4/9/23	OR	Multifamily	73%	2
5	5/4/18	Senior	31,000	L+4.00%	6.3%	5/9/21	5/9/23	PA	Industrial	64%	2
6	5/17/18	Senior	5,800	L+4.50%	7.1%	6/9/21	6/9/23	NC	Multifamily	54%	2
7	6/26/18	Senior	21,000	L+3.10%	5.7%	7/9/20	7/9/23	TX	Multifamily	60%	2
8	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
9	3/27/18	Credit	3,000	9.35%	9.4%	4/1/23	4/1/23	FL	Hospitality	68%	2
			$115,687		6.7%					65%	2

(1)	Senior loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield includes the amortization of origination fees and the accrual of deferred commitment fees. The total is the weighted average rate as of June 30, 2018 using LIBOR of 2.09025%.

(3)	Original maturity is the first maturity on the loan and the maximum maturity assumes all extension options are exercised.

(4)	Loan-to-value (LTV) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(5)

Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See Note 4 – “Commercial Mortgage Loans Held for Investment" which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Allowance for Loan Losses

As of June 30, 2018 and December 31, 2017, we have not recorded any allowance for loan losses as the loans in the portfolio were not impaired and were performing in compliance with the contractual terms and no losses were probable. See Note 2 - “Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in the Annual Report for further description of our allowance for loan loss policy.

Results of Operations

Comparison of the Three-Months Ended June 30, 2018 to the Three-Months Ended June 30, 2017

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Months Ended June 30,
	2018			2017
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$45,694,811	$580,505	5.0%	$10,538,347	$148,305	5.6%
Commercial mortgage loans	80,872,105	1,405,902	6.9%	—	—	—
Total/Weighted Average	$126,566,916	$1,986,407	6.2%	$10,538,347	$148,305	5.6%
Interest-bearing liabilities:
Repurchase agreements—securities	$30,949,912	$238,187	3.0%	$5,579,033	$41,323	2.9%
Repurchase agreements—commercial mortgage loans	43,121,266	467,146	4.3%	—	—	—
Total/Weighted Average	$74,071,178	$705,333	3.8%	$5,579,033	$41,323	2.9%
Net interest income/spread		$1,281,074	2.4%		$106,982	2.6%
Average leverage %(4)	141.1%			112.5%
Weighted average levered yield(5)			9.7%			8.5%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offering and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invested the proceeds from the Offering.

Operating Expenses

Operating expenses for the three-months ended June 30, 2018 and 2017 consisted of the following:

	Three-Months Ended June 30,
	2018	2017
Advisory fee	$539,466	$—
Debt finance costs	121,728	—
Administration expense	—	28,750
Directors compensation	20,750	19,850
Professional service fees	90,070	209,522
Other expenses	55,291	7,257
Total operating expenses	$827,305	$265,379

Total operating expenses for the three-months ended June 30, 2018 and 2017 were $827,305 and $265,379, respectively.  Advisory fee represents the amounts payable to the Advisor. The increase in the advisory fee during the three-months ended June 30, 2018 compared to the three-months ended June 30, 2017 was due to the Advisor waiving the fee for all periods prior to the three-months ended June 30, 2018. The increase in debt finance costs was due to the amortization of costs related to the Repo Facility. The professional service fees decreased during the three-months ended June 30, 2018 compared to the three-months ended June 30, 2017 due to fewer audit, tax and legal expenses.

Other Income

For the three-months ended June 30, 2018 and 2017, our real estate securities increased (decreased) in value by $89,694 and $(18,520), respectively. The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities.

Net Income

For the three-months ended June 30, 2018 and 2017, our net income (loss) was $543,463 and $(176,917), or $0.19 and $(0.40) per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offering and borrowings.

Comparison of the Six-Months Ended June 30, 2018 to the Six-Months Ended June 30, 2017

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Six-Months Ended June 30,
	2018			2017
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$36,745,973	$796,491	4.3%	$9,230,172	$250,044	5.4%
Commercial mortgage loans	57,836,477	2,020,120	6.9%	—	—	—%
Total/Weighted Average	$94,582,450	$2,816,611	5.9%	$9,230,172	$250,044	5.4%
Interest-bearing liabilities:
Repurchase agreements—securities	$23,105,221	$327,347	2.8%	$3,674,387	$51,738	2.8%
Repurchase agreements—commercial mortgage loans	22,347,709	480,930	4.3%	—	—	—%
Total/Weighted Average	$45,452,930	$808,277	3.5%	$3,674,387	$51,738	2.8%
Net interest income/spread		$2,008,334	2.4%		$198,306	2.6%
Average leverage %(4)	92.5%			66.1%
Weighted average levered yield (5)			8.1%			7.1%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offering and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invested the proceeds from the Offering.

Operating Expenses

Operating expenses for the six-months ended June 30, 2018 and 2017 consisted of the following:

	Six-Months Ended June 30,
	2018	2017
Advisory fee	$539,466	$—
Debt finance costs	186,712	—
Administration expense	—	57,500
Directors compensation	42,350	40,600
Professional service fees	206,569	230,334
Other expenses	114,505	29,809
Total operating expenses	$1,089,602	$358,243

Total operating expenses for the six-months ended June 30, 2018 and 2017 were $1,089,602 and $358,243, respectively.  Advisory fee represents the amounts payable to the Advisor. The increase in the advisory fee during the six-months ended June 30, 2018 compared to the six-months ended June 30, 2017 was due to the Advisor waiving the fee for periods prior to the three-months ended June 30, 2018. The increase in debt finance costs was due to the amortization of costs related to the Repo Facility. The professional service fees decreased during the six-months ended June 30, 2018 compared to the six-months ended June 30, 2017 due to fewer audit, tax and legal expenses.

Other Income

For the six-months ended June 30, 2018 and 2017, our real estate securities increased in value by $120,522 and $70,913, respectively. The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities.

Net Income

For the six-months ended June 30, 2018 and 2017, our net income (loss) was $1,039,254 and $(89,024), or $0.41 and $(0.25) per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offering and borrowings.

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

Our FFO and MFFO are calculated as follows:

	Six-months ended June 30,
	2018	2017
GAAP net income (loss)	$1,039,254	$(89,024)
Funds from operations	$1,039,254	$(89,024)

Amortization of (discount) premium on real estate securities	(51,541)	45,533
Unrealized gain on real estate securities	(120,522)	(70,913)
Debt financing costs	186,712	—
Modified funds from operations	$1,053,903	$(114,404)

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

Cash Flow Analysis

	Six-Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
Net cash provided by (used in) operating activities	$781,036	$(43,758)	$824,794
Net cash used in investing activities	$(120,709,922)	$(5,125,000)	$(115,584,922)
Net cash provided by financing activities	$131,426,055	$15,574,401	$115,851,654

We held cash and cash equivalents of $12,903,500 and $1,406,331 as of June 30, 2018 and December 31, 2017, respectively. Our cash and cash equivalents increased due to normal fluctuations and were primarily related to the net proceeds from the Offering and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated (used) net cash of $781,036 and $(43,758) for the six-months ended June 30, 2018 and 2017, respectively.  The increase in cash from operating activities was due to the increase in the size of our investment portfolio.

Our investing activities used $120,709,922 and $5,125,000 for the six-months ended June 30, 2018 and 2017, respectively, for the origination of commercial mortgage loans and the purchase of CMBS. The change in the cash flow from our investing activities was due to investing the capital from the Offering.

Our financing activities provided net cash of $131,426,055 and $15,574,401 for the six-months ended June 30, 2018 and 2017, respectively. The contributions came from $90,405,250 in net proceeds from our repurchase agreement financing and $43,173,517 in net proceeds from the issuance of our common stock for the six-months ended June 30, 2018.  For the six-months ended June 30, 2017, the contributions came from $6,370,000 in net proceeds from our repurchase agreement financing and $9,501,843 in net proceeds from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

The Repo Facility provides up to $100.0 million in advances, subject to adjustment up to $250.0 million, which we expect to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.  Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The maturity date of the Repo Facility is May 13, 2019, which was extended in June 2018 from its initial maturity date of February 15, 2019 and which remains subject to further extensions which may be exercised upon the satisfaction of certain conditions.

The details of the Repo Facility as of June 30, 2018 are as follows:

				Weighted Average
Committed Financing	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

$100,000,000	$62,222,250	$88,638	$82,963,000	4.32%	317

We had not entered into the Repo Facility or any master repurchase agreement for commercial mortgage loans as of December 31, 2017.

Real Estate Securities

As of June 30, 2018 and December 31, 2017, we had entered into one master repurchase agreement for real estate securities with a counterparty (the “CRE Securities MRA”) and had eight and two transactions under the CRE Securities MRA outstanding, respectively, as described in the table below.

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

As of June 30, 2018	$45,296,000	$42,509	$62,646,000	3.49%	18
As of December 31, 2017	$17,113,000	$23,518	$19,946,000	2.27%	7

Distributions

We currently pay distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.005260274 per Class P Share based on a 365-day year. The table below presents the distributions paid and declared during the six months ended June 30, 2018 and 2017.

	Distributions
Year	Paid (1)	Declared	Cash Flow From Operations
2018	$2,152,712	$2,410,934	$781,036
2017	$297,462	$346,411	$(43,758)
(1)	For the six months ended June 30, 2018 and 2017, 62.5% and 100% of distributions were paid from the net proceeds of our Offering, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of June 30, 2018 and December 31, 2017 are summarized as follows:

As of June 30, 2018	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$45,296,000	—	—	—	$45,296,000
Borrowings under repurchase agreements - commercial mortgage loans	62,222,250	—	—	—	62,222,250
Total	$107,518,250	$—	$—	$—	$107,518,250

As of December 31, 2017
Borrowings under repurchase agreements - real estate securities	$17,113,000	—	—	—	$17,113,000
Total	$17,113,000	—	—	—	$17,113,000

We have made a commitment to advance additional funds under certain of our real estate loans if the borrower meets certain conditions. As of June 30, 2018, we had 6 commercial mortgage loans with a total remaining future funding commitment of $14.4 million.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the six-months ended June 30, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

Our investments are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting and investment structuring process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, as well as external factors that may affect their value.

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the six-months ended June 30, 2018 and 2017, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of June 30, 2018, and December 31, 2017, our investment portfolio was 94% and 87% variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our CRE Securities MRA and Repo Facility were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2018	December 31, 2017
(-) 25 Basis Points	(2.19)%	(3.27)%
Base Interest Rate	0.00%	0.00%
(+) 50 Basis Points	4.76%	6.53%
(+) 100 Basis Points	9.53%	13.06%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On October 25, 2016, we commenced the Offering of up to $500,000,000 in our Class P Shares. The Class P Shares are being offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the three-months ended June 30, 2018, we received and accepted investors’ subscriptions for and issued 982,363 Class P Shares in the Offering resulting in gross offering proceeds of $26,679,477. During the period from June 30, 2018 to August 8, 2018, we received and accepted investors’ subscriptions for and issued 648,141 Class P Shares in the Offering resulting in gross offering proceeds of $17,546,200. As of August 8, 2018, we have issued 4,106,749 Class P Shares resulting in gross offering proceeds of $110,722,669 and had $389,277,331 of Class P Shares remaining to be sold in the Offering.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the Securities and Exchange Commission on August 9, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	August 9, 2018

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 9, 2018