Form 10-Q
period 2018-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2018-11-09
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 8, 2018, there were 5,209,957 shares of the Registrant’s Class P Common Stock outstanding.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Cash and cash equivalents	$16,094	$1,406
Real estate securities at fair value	84,618	25,993
Commercial mortgage loans at cost, net of allowance for loan loss of $0	157,232	32,094
Deferred debt finance costs	634	—
Deferred offering costs	772	1,503
Accrued interest receivable	624	142
Prepaid expenses and other assets	10	4
Total assets	$259,984	$61,142
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	$54,621	$17,113
Repurchase agreements—commercial mortgage loans	87,602	—
Due to related parties	1,615	1,512
Loan fees payable	150	40
Interest payable	206	24
Distributions payable	728	258
Accrued expenses	171	210
Total liabilities	145,093	19,157
Stockholders’ Equity:
Class P common stock, $0.001 par value, 450,000,000 shares authorized, 4,730,950 and 1,733,392 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5	2
Additional paid in capital (net of offering costs of $9,318 and $2,919 at September 30, 2018 and December 31, 2017, respectively)	118,383	43,428
Distributions in excess of earnings	(3,497)	(1,445)
Total stockholders’ equity	114,891	41,985
Total liabilities and stockholders’ equity	$259,984	$61,142

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three-months ended September 30,		Nine-months ended September 30,
	2018	2017	2018	2017
Interest income:
Interest income	$3,364	$304	$6,180	$554
Less: Interest expense	(1,271)	(49)	(2,079)	(101)
Net interest income	2,093	255	4,101	453
Operating expenses:
Advisory fee	840	—	1,379	—
Debt finance costs	122	—	309	—
Administration expense	—	28	—	86
Directors compensation	21	21	63	61
Professional service fees	69	98	276	328
Other expenses	73	38	188	68
Total operating expenses	1,125	185	2,215	543
Other income (loss):
Unrealized gain (loss) in value of real estate securities	336	(50)	457	21
Other interest income	36	—	36	—
Total other income (loss)	372	(50)	493	21
Net income (loss) before income taxes	1,340	20	2,379	(69)
Income tax provision	—	56	—	56
Net income (loss)	$1,340	$(36)	$2,379	$(125)
Net income (loss) per share basic and diluted	$0.32	$(0.04)	$0.77	$(0.23)
Weighted average number of shares
Basic	4,159,656	910,390	3,074,194	546,430
Diluted	4,159,839	910,390	3,074,311	546,430

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine-months ended September 30, 2018

(Unaudited, dollar amounts in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2017	1,733,392	$2	$43,428	$(1,445)	$41,985
Proceeds from issuance of common stock	2,997,558	3	81,348	—	81,351
Offering costs	—	—	(6,399)	—	(6,399)
Net income	—	—	—	2,379	2,379
Distributions declared	—	—	—	(4,431)	(4,431)
Equity based compensation	—	—	6	—	6
Balance as of September 30, 2018	4,730,950	$5	$118,383	$(3,497)	$114,891

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the Nine-months ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$2,379	$(125)
Adjustments to reconcile net income (loss) to cash provided by operations:
Net unrealized gain on real estate securities	(457)	(21)
Amortization of equity based compensation	6	—
Amortization of debt finance costs	309	—
Amortization of bond (discount) premium	(208)	140
Amortization of deferred exit fees	(69)	—
Changes in assets and liabilities:
Accrued interest receivable	(482)	(26)
Deferred debt finance costs	(943)	—
Accrued expenses	254	243
Due to related parties	833	(28)
Prepaid expenses and other assets	(6)	(11)
Net cash provided by operating activities	1,616	172
Cash flows from investing activities:
Origination of commercial loans	(125,069)	(7,500)
Purchase of real estate securities	(61,341)	(26,204)
Real estate securities sold	2,996	5,000
Real estate securities principal pay-down	385	—
Net cash used in investing activities	(183,029)	(28,704)
Cash flows from financing activities:
Proceeds from issuance of common stock	81,351	24,057
Payment of offering costs	(6,399)	(1,708)
Proceeds from repurchase agreements	412,617	54,228
Principal repayments of repurchase agreements	(287,507)	(45,292)
Distributions paid	(3,961)	(653)
Net cash provided by financing activities	196,101	30,632
Net change in cash and cash equivalents	14,688	2,100
Cash and cash equivalents beginning of period	1,406	512
Cash and cash equivalents end of period	$16,094	$2,612
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$(730)	$543
Cash paid for interest	$1,897	$100
Distributions payable	$728	$170

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

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

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018, under the heading Note 2 - Summary of Significant Accounting Policies. There have been no changes to the Company’s significant accounting policies for the three and nine-months ended September 30, 2018, except as noted below.

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

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

As of September 30, 2018 and December 31, 2017, the Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

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

The Company had no uncertain tax positions as of September 30, 2018 or December 31, 2017. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2018. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three and nine-months ended September 30, 2018 or 2017. As of September 30, 2018, returns for the calendar years 2016 and 2017 remain subject to examination by U.S. and various state and local tax jurisdictions. For the three and nine-months ended September 30, 2018, the Company incurred no current income tax expense. For the three and nine months ended September 30, 2017, the Company incurred $56 in current income tax expense.

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

Note 3 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The following table summarizes the Company’s real estate securities as of September 30, 2018 and December 31, 2017:

As of	Weighted Average Coupon	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018	5.3%	1.5	$85,273	$84,126	$492	$—	$84,618
December 31, 2017	2.9%	1.7	$25,958	$25,958	$36	$(1)	$25,993

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

As of September 30, 2018, the amortized cost was less than par value due to three real estate securities purchased at a discount. There were no real estate securities in an unrealized loss position for greater than one year as of September 30, 2018 or December 31, 2017. The Company did not have any realized gains or losses during the three and nine-months ended September 30, 2018 and 2017.

Note 4 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of September 30, 2018:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	10	$148,070	$(1,338)	$146,732	6.0%	2.5
Credit loans	2	10,500	—	10,500	9.2%	7.7
Total and average	12	$158,570	$(1,338)	$157,232	6.2%	2.8

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2017:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	2	$24,951	$(357)	$24,594	6.1%	3.0
Credit loans	1	7,500	—	7,500	9.2%	9.8
Total and average	3	$32,451	$(357)	$32,094	6.8%	4.6

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

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

All commercial mortgage loans are assigned an initial risk rating of 2 at origination. The Company reviews all loans on a quarterly basis and updates the ratings based on current performance information.  The weighted average risk rating for the loan portfolio was a 2 as of September 30, 2018 and December 31, 2017.  As of September 30, 2018, eleven loans were risk rated 2 and one was risk rated 3.  As of December 31, 2017, all loans were risk rated 2. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  In August 2018, the Repo Facility increased from a $100,000 maximum advance amount to a $175,000 maximum advance amount, subject to adjustment up to $250,000, which the Company expects to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as the Company's assets are paid off and re-drawn as advances against new assets.  Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. In August 2018, the maturity date of the Repo Facility was extended to August 13, 2019 and remains subject to further extensions which may be exercised upon the satisfaction of certain conditions.

The details of the Repo Facility as of September 30, 2018 are as follows:

				Weighted Average
Committed Financing	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

$175,000	$87,602	$139	$118,650	4.41%	317

The Company had not entered into the Repo Facility or any master repurchase agreement for commercial mortgage loans as of December 31, 2017.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

Real Estate Securities

As of September 30, 2018 and December 31, 2017, the Company had entered into one master repurchase agreement for real estate securities with a counterparty (the “CRE Securities MRA”) and had ten and two transactions under the CRE Securities MRA outstanding, respectively, as described in the table below.

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

As of September 30, 2018	$54,621	$66	$74,646	3.55%	16
As of December 31, 2017	$17,113	$24	$19,946	2.27%	7

Note 6 – Stockholders’ Equity

During the nine-months ended September 30, 2018, pursuant to a private offering (the “Offering”), the Company issued 2,997,558 shares of Class P common stock (“Class P Shares”) at an average price of $27.14 per share with total net proceeds of $74,952 after offering costs of $6,399. In addition, the Company incurred $389 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuances.

Distributions

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.005260274 per Class P Share based on a 365-day year. The table below presents the distributions paid and declared during the three and nine-months ended September 30, 2018 and 2017. As of September 30, 2018, distributions declared but not yet paid amounted to $728.

	Three-months ended September 30,		Nine-months ended September 30,
	2018	2017	2018	2017
Distributions paid	$1,808	$356	$3,961	$653
Distributions declared	$2,020	$441	$4,431	$789

Note 7 – Net Income (Loss) Per Share

The following table is a summary of the basic and diluted net income (loss) per share computation for the three and nine-months ended September 30, 2018 and 2017:

	Three-months ended September 30,		Nine-months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,340	$(36)	$2,379	$(125)
Weighted average shares outstanding, basic	4,159,656	910,390	3,074,194	546,430
Weighted average shares outstanding, diluted	4,159,839	910,390	3,074,311	546,430
Net income (loss) per share, basic and diluted	$0.32	$(0.04)	$0.77	$(0.23)

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

Note 8 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Note 9 – Transactions with Related Parties

As of September 30, 2018, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was $25.00 (the “Transaction Price”), with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (iii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of September 30, 2018, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and nine-months ended September 30, 2018 and 2017:

	Three-months ended September 30,		Nine-months ended September 30,		Payable as of
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Organization and offering expense reimbursement(1)	$113	$191	$389	$837	$772	$1,503
Selling commissions and dealer manager fee(2)	2,236	802	5,280	1,414	—	—
Advisory fee(3)	840	—	1,379	—	840	—
Operating expense reimbursement(4)	3	2	8	215	3	9
Total	$3,192	$995	$7,056	$2,466	$1,615	$1,512

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

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee is paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee is calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor waived the advisory fee for all periods prior to April 1, 2018.  As a result, there was no advisory fee for the three and nine months ended September 30, 2017.

(4)

The Company reimburses the Advisor or its affiliates for out-of-pocket expenses that it incurs in connection with providing services to the Company, provided that the Company does not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments).

Note 10 – Equity-Based Compensation

On March 1, 2018, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30.  The restricted Class P Shares will vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Under the RSP, restricted shares generally vest over a three year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $3 and $6, in the aggregate, for the three and nine-months ended September 30, 2018, respectively. As of September 30, 2018, the Company had $24 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 2.42 years.

Note 11 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies included in the Annual Report) as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$84,618	—	$84,618	—	$25,993	—	$25,993	—

The Company did not transfer any assets within fair value levels during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$16,094	$16,094	$1,406	$1,406
Commercial mortgage loans, net	157,232	159,199	32,094	32,094
Total	$173,326	$175,293	$33,500	$33,500
Financial liabilities
Repurchase agreements - real estate securities	$54,621	$54,621	$17,113	$17,113
Repurchase agreements - commercial mortgage loans	87,602	87,602	—	—
Total	$142,223	$142,223	$17,113	$17,113

The following describes our methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents was based on the bank balance and was a Level 1 fair value measurement.
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

Note 12 – Subsequent Events

The Company has evaluated subsequent events through November 9, 2018, the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sale of Common Stock

As of November 8, 2018, the Company had 5,209,957 shares of common stock outstanding and had raised proceeds from the Offering since September 30, 2018 and since inception as follows:

Source of Capital	October 1, 2018 through November 8, 2018	Total
Class P Shares	$13,017	$140,716

Distributions

The Company’s board of directors declared distributions payable to stockholders of record of Class P Shares each day beginning on the close of business December 1, 2018 through the close of business March 31, 2019.  Through that date distributions were declared in a daily amount equal to $0.005260274 per Class P Share, based on a 365-day period.

The table below sets forth the distributions paid in cash monthly in arrears:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2018

(Unaudited, dollar amounts in thousands, except share data)

Distribution Period	Month Distribution Paid	Distribution Amount
September 2018	October 2018	$728
October 2018	November 2018	$800

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

The following discussion and analysis relates to the three and nine-months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. All dollar amounts are stated in thousands, except share data.

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

We operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

On October 25, 2016, we commenced a private offering (the “Offering”) of up to $500,000 in our Class P Shares, pursuant to a private placement memorandum dated October 25, 2016. The purchase price per Class P Share currently equals $25.00 plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation, an affiliate of our Advisor, is our dealer manager for the Offering. As of November 8, 2018, we had received and accepted investors’ subscriptions for and issued 5,209,957 Class P Shares in the Offering, resulting in gross proceeds of $140,716. As of November 8, 2018, $359,330 of Class P Shares remained to be sold in the Offering.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018, under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the three and nine-months ended September 30, 2018, except as noted in Note 2 – “Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of September 30, 2018 and December 31, 2017:

Floating vs. Fixed Rate:

Investments by Loan Type:

Investments by Property Type:

Investments by Region:

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our portfolio as of September 30, 2018 compared to December 31, 2017 were primarily due to the new loans originated and real estate securities purchased during the period.  Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant.  We anticipate that these changes will become less significant as our portfolio increases in size.

Real Estate Securities

As of September 30, 2018 and December 31, 2017, our portfolio of real estate securities consisted of nine and three investments in CMBS, respectively. Our CMBS investments had a fair value of $84,618 and $25,993 as of September 30, 2018 and December 31, 2017, respectively. The increase in the size of our portfolio of real estate securities is due to investing capital received from the Offering and increased leverage.

As of September 30, 2018 and December 31, 2017, our CMBS investments had a weighted average coupon of 5.3% and 2.9% and a remaining life of 1.5 and 1.7 years, respectively.  As of September 30, 2018, 24% of our real estate securities portfolio based on fair value was rated AAA, 2% was rated AA-, 36% was rated BB- or equivalent and 38% was not rated from at least one national rating agency. As of December 31, 2017, 80% of our portfolio based on fair value had a rating by a national rating agency of AAA and 20% BB-. The change in the ratings was due to the purchase of additional assets as we invested capital received from the Offering and incurred borrowings.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Commercial Mortgage Loans Held for Investment

As of September 30, 2018 and December 31, 2017, our portfolio of commercial mortgage loans held for investment consisted of twelve and three loans, respectively, with outstanding principal balance of $158,570 and $32,451, respectively.  The increase in the size of our portfolio is due to investing capital received from the Offering and from increased leverage arising from a master repurchase agreement (the “Repo Facility”) that we, through a wholly-owned subsidiary, entered into with Column Financial, Inc. on February 15, 2018 as administrative agent for certain of its affiliates. The portfolio had a weighted average interest rate of 6.2% and 6.8% as of September 30, 2018 and December 31, 2017, respectively.  The change in weighted average interest rate was due to change in portfolio composition through the additional loans originated.  Due to the small number of loans in our portfolio, the weighted average interest rate may change significantly as we continue to originate loans in the future.

Select Loan Information

The table below presents information for each of our commercial mortgage loans as of September 30, 2018:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	Senior	$12,400	L+4.70%	7.4%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	Senior	13,421	L+4.50%	7.3%	12/9/20	12/9/22	VA	Office	55%	2
3	3/22/18	Senior	16,163	L+3.75%	6.3%	4/9/21	4/9/23	CO	Retail	74%	3
4	4/10/18	Senior	5,843	L+3.50%	6.2%	4/9/21	4/9/23	OR	Multifamily	73%	2
5	5/4/18	Senior	31,000	L+4.00%	6.5%	5/9/21	5/9/23	PA	Industrial	64%	2
6	5/17/18	Senior	5,983	L+4.50%	7.3%	6/9/21	6/9/23	NC	Multifamily	54%	2
7	6/26/18	Senior	21,000	L+3.10%	6.0%	7/9/20	7/9/23	TX	Multifamily	60%	2
8	8/21/18	Senior	12,840	L+3.65%	6.4%	9/9/21	9/9/23	AZ	Multifamily	80%	2
9	9/7/18	Senior	21,620	L+3.75%	6.5%	9/9/21	9/9/23	TX	Office	73%	2
10	9/19/18	Senior	7,800	L+3.70%	6.3%	10/9/21	10/9/23	TX	Multifamily	68%	2
11	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
12	3/27/18	Credit	3,000	9.35%	9.4%	4/1/23	4/1/23	FL	Hospitality	68%	2
			$158,570		6.7%					67%	2

(1)	Senior loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield includes the amortization of origination fees and the accrual of deferred commitment fees. The total is the weighted average rate as of September 30, 2018 using LIBOR of 2.26056%.

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

Allowance for Loan Losses

As of September 30, 2018 and December 31, 2017, we have not recorded any allowance for loan losses as the loans in the portfolio were not impaired and were performing in compliance with the contractual terms and no losses were probable. See Note 2 - “Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in the Annual Report for further description of our allowance for loan loss policy.

Results of Operations

Comparison of the Three-Months Ended September 30, 2018 to the Three-Months Ended September 30, 2017

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Months Ended September 30,
	2018			2017
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$74,039	$1,152	6.1%	$14,808	$300	7.9%
Commercial mortgage loans	128,412	2,212	6.7%	163	4	9.2%
Total/Weighted Average	$202,451	$3,364	6.5%	$14,971	$304	7.9%
Interest-bearing liabilities:
Repurchase agreements—securities	$46,365	$413	3.5%	$5,579	$49	3.5%
Repurchase agreements—commercial mortgage loans	75,387	858	4.5%	—	—	—
Total/Weighted Average	$121,752	$1,271	4.1%	$5,579	$49	3.5%
Net interest income/spread		$2,093	2.4%		$255	4.5%
Average leverage %(4)	150.9%			59.4%
Weighted average levered yield(5)			10.1%			10.6%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offering and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Offering.

Operating Expenses

Operating expenses for the three-months ended September 30, 2018 and 2017 consisted of the following:

	Three-Months Ended September 30,
	2018	2017
Advisory fee	$840	$—
Debt finance costs	122	—
Administration expense	—	28
Directors compensation	21	21
Professional service fees	69	98
Other expenses	73	38
Total operating expenses	$1,125	$185

Total operating expenses for the three-months ended September 30, 2018 and 2017 were $1,125 and $185, respectively. The increase in the advisory fee during the three-months ended September 30, 2018 compared to the three-months ended September 30, 2017 was due to the Advisor waiving the fee for all periods prior to April 1, 2018. During 2018, we entered into the Repo Facility and incurred costs which are deferred over the term of the facility. The increase in debt finance costs was due to the amortization of costs related to the Repo Facility.

Other Income (Loss)

For the three-months ended September 30, 2018 and 2017, other income (loss) was $372 and $(50), respectively. Our real estate securities increased (decreased) in value by $336 and $(50), respectively during the three months ended September 30, 2018 and 2017. The changes in valuation were unrealized and were the result of the changes in market conditions that affected the price of our securities. Other interest income increased $36 from an investment in U.S. Treasury bills during the three-months ended September 30, 2018 compared to no such other investments in the three-month period ended September 30, 2017.

Net Income

For the three-months ended September 30, 2018 and 2017, our net income (loss) was $1,340 and $(36), or $0.32 and $(0.04) per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offering and borrowings.

Comparison of the Nine-Months Ended September 30, 2018 to the Nine-Months Ended September 30, 2017

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Nine-Months Ended September 30,
	2018			2017
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$49,313	$1,948	5.2%	$11,110	$550	6.5%
Commercial mortgage loans	81,620	4,232	6.8%	55	4	9.2%
Total/Weighted Average	$130,933	$6,180	6.2%	$11,165	$554	6.5%
Interest-bearing liabilities:
Repurchase agreements—securities	$30,944	$740	3.2%	$4,502	$101	3.0%
Repurchase agreements—commercial mortgage loans	40,222	1,339	4.4%	—	—	0.0%
Total/Weighted Average	$71,166	$2,079	3.9%	$4,502	$101	3.0%
Net interest income/spread		$4,101	2.4%		$453	3.6%
Average leverage %(4)	119.1%			67.6%
Weighted average levered yield (5)			9.0%			8.9%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offering and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Offering.

Operating Expenses

Operating expenses for the nine-months ended September 30, 2018 and 2017 consisted of the following:

	Nine-Months Ended September 30,
	2018	2017
Advisory fee	$1,379	$—
Debt finance costs	309	—
Administration expense	—	86
Directors compensation	63	61
Professional service fees	276	328
Other expenses	188	68
Total operating expenses	$2,215	$543

Total operating expenses for the nine-months ended September 30, 2018 and 2017 were $2,215 and $543, respectively. The increase in the advisory fee during the nine-months ended September 30, 2018 compared to the nine-months ended September 30, 2017 was due to the Advisor waiving the fee for all periods prior to April 1, 2018. The increase in debt finance costs was due to the amortization of costs related to the Repo Facility. The professional service fees decreased during the nine-months ended September 30, 2018 compared to the nine-months ended September 30, 2017 due to fewer audit, tax and legal expenses. The increase in other expenses was due to an increase of activity in the investment portfolio.

Other Income

For the nine-months ended September 30, 2018 and 2017, other income was $493 and $21, respectively. The primary increase in other income was due to the unrealized gain on the real estate securities. Our real estate securities increased in value by $457 and $21, respectively during the nine-months ended September 30, 2018 and 2017 as a result of the changes in market conditions that affected the price of our securities.

Net Income

For the nine-months ended September 30, 2018 and 2017, our net income (loss) was $2,379 and $(125), or $0.77 and $(0.23) per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offering and borrowings.

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

Due to the unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (“IPA”), an industry trade group, published a standardized measure known as Modified Funds from Operations (“MFFO”), which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

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

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to stockholders and to management, and when compared year over year, reflects the impact on our operations from trends in operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

Neither the SEC, any other regulatory body nor NAREIT has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, another regulatory body or NAREIT may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

Our FFO and MFFO are calculated as follows:

	Nine-months ended September 30,
	2018	2017
GAAP net income (loss)	$2,379	$(125)
Funds from operations	$2,379	$(125)

Amortization of (discount) premium on real estate securities	(208)	140
Unrealized gain on real estate securities	(457)	(21)
Amortization of debt financing costs	309	—
Modified funds from operations	$2,023	$(6)

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

Cash Flow Analysis

	Nine-Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
Net cash provided by operating activities	$1,616	$172	$1,444
Net cash used in investing activities	$(183,029)	$(28,704)	$(154,325)
Net cash provided by financing activities	$196,101	$30,632	$165,469

We held cash and cash equivalents of $16,094 and $1,406 as of September 30, 2018 and December 31, 2017, respectively. Our cash and cash equivalents increased due to normal fluctuations and were primarily related to the net proceeds from the Offering and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $1,616 and $172 for the nine-months ended September 30, 2018 and 2017, respectively.  The increase in cash from operating activities was due to the increase in the size of our investment portfolio.

Our investing activities used $183,029 and $28,704 for the nine-months ended September 30, 2018 and 2017, respectively. The primary driver of the change was due to the origination of mortgage loans and purchase of real estate securities as we invested the proceeds of the Offering on a levered basis.

Our financing activities provided net cash of $196,101 and $30,632 for the nine-months ended September 30, 2018 and 2017, respectively. The contributions came from $125,110 in net proceeds from our repurchase agreement financing and $74,952 in net proceeds from the issuance of our common stock for the nine-months ended September 30, 2018.  For the nine-months ended September 30, 2017, the contributions came from $8,936 in net proceeds from our repurchase agreement financing and $22,349 in net proceeds from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

The Repo Facility provides up to $175,000 in advances, subject to adjustment up to $250,000, which we expect to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.  Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. In August 2018, the maturity date of the Repo Facility was extended to August 13, 2019 and remains subject to further extensions which may be exercised upon the satisfaction of certain conditions.

The details of the Repo Facility as of September 30, 2018 are as follows:

				Weighted Average
Committed Financing	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

$175,000	$87,602	$139	$118,650	4.41%	317

We had not entered into the Repo Facility or any master repurchase agreement for commercial mortgage loans as of December 31, 2017.

Real Estate Securities

As of September 30, 2018 and December 31, 2017, we had entered into one master repurchase agreement for real estate securities with a counterparty (the “CRE Securities MRA”) and had ten and two transactions under the CRE Securities MRA outstanding, respectively, as described in the table below.

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

As of September 30, 2018	$54,621	$66	$74,646	3.55%	16
As of December 31, 2017	$17,113	$24	$19,946	2.27%	7

Distributions

We currently pay distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.005260274 per Class P Share based on a 365-day year. The table below presents the distributions paid and declared during the nine-months ended September 30, 2018 and 2017.

	Distributions
Year	Paid (1)	Declared	Cash Flow From Operations
2018	$3,961	$4,431	$1,616
2017	$653	$789	$172
(1)	For the nine-months ended September 30, 2018 and 2017, 59.2% and 74% of distributions were paid from the net proceeds of our Offering, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of September 30, 2018 and December 31, 2017 are summarized as follows:

As of September 30, 2018	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$54,621	—	—	—	$54,621
Borrowings under repurchase agreements - commercial mortgage loans	87,602	—	—	—	87,602
Total	$142,223	—	—	—	$142,223

As of December 31, 2017
Borrowings under repurchase agreements - real estate securities	$17,113	—	—	—	$17,113
Total	$17,113	—	—	—	$17,113

We have made a commitment to advance additional funds under certain of our real estate loans if the borrower meets certain conditions. As of September 30, 2018, we had 9 commercial mortgage loans with a total remaining future funding commitment of $21.9 million.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the nine-months ended September 30, 2018.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the nine-months ended September 30, 2018 and 2017, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of September 30, 2018, and December 31, 2017, our investment portfolio was 96% and 87% variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our CRE Securities MRA and Repo Facility were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2018	December 31, 2017
(-) 25 Basis Points	(2.60)%	(3.27)%
Base Interest Rate	0.00%	0.00%
(+) 50 Basis Points	5.21%	6.53%
(+) 100 Basis Points	10.41%	13.06%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

Not applicable as we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities (Dollar amounts in thousands)

On October 25, 2016, we commenced the Offering of up to $500,000 in our Class P Shares. The Class P Shares are being offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the three-months ended September 30, 2018, we received and accepted investors’ subscriptions for and issued 1,272,342 Class P Shares in the Offering resulting in gross offering proceeds of $34,523. During the period from September 30, 2018 to November 8, 2018, we received and accepted investors’ subscriptions for and issued 480,834 Class P Shares in the Offering resulting in gross offering proceeds of $13,017. As of November 8, 2018, we have issued 5,209,957 Class P Shares resulting in gross offering proceeds of $140,716 and had $359,330 of Class P Shares remaining to be sold in the Offering.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on November 9, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	November 9, 2018

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 9, 2018