Form 10-K
period 2018-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2019-03-12
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting a private offering of its shares of common stock pursuant to which it is selling shares of its Class P Common Stock for $25.00 per share, plus applicable selling commissions, dealer manager fees and organization and offering expenses, with discounts available for certain categories of purchasers. The aggregate value of the registrant’s Class P Common Stock held by non-affiliates as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $81,158,328 based on a price of $25.00 per share of Class P Common Stock. As of March 11, 2019, there were 7,197,665 shares of the registrant’s Class P Common Stock outstanding.

PART I

Item 1. Business.

General

InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) is  a Maryland corporation formed in September 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, that are primarily floating rate, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) CRE securities, such as commercial mortgage-backed securities (“CMBS”) that primarily will be floating rate and senior unsecured debt of publicly traded real estate investment trusts (“REITs”). We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our operating partnership, InPoint REIT Operating Partnership, LP (the “Operating Partnership”), of which we are the sole general partner.  We are externally managed by Inland InPoint Advisor, LLC (the “Advisor”), an indirect subsidiary of Inland Real Estate Investment Corporation (“IREIC”), which is a member of The Inland Real Estate Group of Companies, Inc. (“Inland”). The Advisor has engaged SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a subsidiary of Sound Point CRE Management, LP (“Sound Point”), to perform certain services on behalf of the Advisor for us. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We are not a mutual fund and do not intend to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We are conducting a private offering that commenced on October 25, 2016 (the “Offering”) of up to $500 million in our Class P shares of common stock (the “Class P Shares”) pursuant to a private placement memorandum. The purchase price per Class P Share in the Offering currently equals $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, is the dealer manager for the Offering.

We intend to determine our net asset value (“NAV”) no later than November 16, 2019, which is the third anniversary of the first sale of Class P Shares in the Offering, unless our board of directors determines to cause such calculation to be performed earlier. We refer to the date upon which our NAV is first determined as the “NAV Pricing Date.” Commencing with the NAV Pricing Date, the Advisor will be responsible for calculating our NAV and our NAV per share for each class of common stock at the end of each calendar month.

As of March 11, 2019, we had received and accepted investors’ subscriptions for and issued 7,199,491 Class P Shares in the Offering, resulting in gross proceeds of $194,268. As of March 11, 2019, $305,777 of Class P Shares remained to be sold in the Offering.

Investment Portfolio

Our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of collateral securing the underlying CRE debt and CRE securities.  We intend that the real estate underlying our CRE debt and CRE securities investments as well CRE equity investments we may make, will be located within the United States and diversified by property type, geographic location, owner/operator and tenant. As of December 31, 2018 and 2017, our investment portfolio consisted of $249.6 million and $32.1 million, respectively, in commercial mortgage loans held for investment and $91.2 million and $26.0 million, respectively, in CMBS.

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

We rely on the Sub-Advisor’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for our mortgage loans and potential investments. Their industry relationships enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these investments.

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

Tax Status

We believe we have operated, and we intend to continue to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to our stockholders and maintain our qualification as a REIT.

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

We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure stockholders that the past experiences of affiliates of the Advisor or the Sub-Advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us. If stockholders do sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares.  Prior to the NAV Pricing Date, we will only repurchase shares in the case of stockholder death or disability.  As a result, stockholders may be unable to have their shares repurchased by us until the NAV Pricing Date. Following the NAV Pricing Date, we intend to repurchase shares from requesting stockholders who have held their shares for at least one year on a monthly basis at a price equal to our most recently determined NAV per share for the applicable class of share on the date the repurchase request is processed, and not based on the price at which they initially purchased their shares. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our repurchase program.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan following the NAV Pricing Date at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The Advisor and the Sub-Advisor manage our portfolio pursuant to very broad investment guidelines and generally are not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Advisor the authority to execute originations, acquisitions and dispositions of CRE debt, CRE securities and real estate properties on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter.  Pursuant to the Sub-Advisory Agreement, the Advisor delegated this authority to the Sub-Advisor, under the supervision of the Advisor.  There can be no assurance that the Advisor and the Sub-Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Advisor and the Sub-Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Advisor. Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Because we have a limited operating history and have not identified any assets to acquire with the proceeds of the Offering, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

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

During the early stages of our operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of the Offering, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. As of the date of this Annual Report on Form 10-K, we have funded distributions, in part, using offering proceeds and, in the future, we may continue to pay distributions from sources other than cash flow from operations.

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

From and after the NAV Pricing Date, the Advisor will seek to determine the fair value of our investments as of the last day of each month. Within the parameters of our valuation guidelines, the valuation methodologies used to value our assets will involve subjective judgments. The fair values of commercial loans will be determined by analyzing interest rate spreads on loans based on various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our investments may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price at which your shares may be repurchased by us pursuant to our repurchase program following the NAV Pricing Date will be based on our estimated NAV per share, stockholders may receive less than realizable value for their investment.

Our NAV per share may suddenly change if the estimated values of our illiquid assets materially change from prior estimates or the actual operating results for a particular month differ from what we originally estimated for that month.

Following the NAV Pricing Date, we will calculate a monthly NAV. While we will obtain annual independent valuations of our properties and monthly independent valuation of our CRE securities, we expect a substantial portion of our assets will consist of CRE debt that will be valued by the Advisor, with the assistance of the Sub-Advisor, using factors that are periodically validated by an independent third party. Changes in market conditions may significantly impact the estimated valuation of our assets and there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. After the end of the last business day of each month, we will adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the monthly NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

From and after the NAV Pricing Date, the Advisor’s determination of our monthly NAV per share for each class of our common stock will be based in part on estimates of the values of our illiquid assets in accordance with valuation guidelines approved by our board of directors. As a result, our most recently published NAV per share may not fully reflect any or all changes in value that may have occurred since the most recent valuation. The Advisor will review our CRE debt and CRE securities investments for the occurrence of any asset-specific or market-driven event it believes may cause a material valuation change in the asset valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our illiquid assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who have their shares repurchased, or stockholders who buy new shares, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components that will be used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV will not be audited by our independent registered public accounting firm. We will calculate and publish our monthly NAV solely for purposes of establishing the price at which we will sell and repurchase shares of our common stock after the NAV Pricing Date, and stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that will be used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles (“GAAP”). These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Stockholders will not be able to determine the net asset value of their shares prior to the NAV Pricing Date.

Prior to the NAV Pricing Date, we will not calculate our NAV or our NAV per share for any class of our common stock. Commencing with the NAV Pricing Date, the Advisor will be responsible for calculating our monthly NAV. To calculate our NAV per share, the Advisor will determine the fair value of our assets and liabilities, based in part on the valuation of our properties by independent third-party valuation experts. Generally, within 15 calendar days after the last calendar day of each month, we will determine our NAV per share for each share class as of the last calendar day of the prior month, which will generally be the transaction price for the then-current month for such share class. However, in certain circumstances, the transaction price will not be made available until a later time. We will disclose the transaction price for each month when available on our website at www.inland-investments.com/inpoint and in prospectus supplements filed with the SEC, to the extent we have commenced a public offering. In addition, we will provide more frequent pricing supplements only if there is a material change in the NAV from the NAV disclosed in the last filed or distributed prospectus or supplement. Therefore, stockholders will not be able to determine the net asset value of their Class P Shares prior to the NAV Pricing Date. Furthermore, such NAV per Class P Share calculations will be only an estimate and may not represent the actual value of Class P Shares or the price at which a third party would be willing to purchase the Class P Shares.

Risks Related to Our Business

The CRE industry has been and may continue to be adversely affected by economic conditions in the United States and global financial markets generally.

Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short-term rate decisions, foreign exchange rates, the availability and cost of credit, the Chinese economy and the relationship between the Chinese and U.S. governments have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors could cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

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

Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate activities.

The global financial markets have experienced pervasive and fundamental disruptions. Market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate activities. In addition, market disruption, volatility or uncertainty may also expose us to increased litigation and stockholder activism. These conditions could materially disrupt our business, operations and ability to make distributions to stockholders. Market volatility could also lead to significant uncertainty in the valuation of our investments, which may result in a substantial decrease in the value of our investments. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

The Sub-Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.

We rely upon the Sub-Advisor to identify suitable investments. The investment professionals of the Sub-Advisor must determine which investment opportunities to recommend to us and to existing and future investment vehicles which are affiliated with Sound Point, the parent of the Sub-Advisor. The Sub-Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our investment objectives. If we, through the Sub-Advisor, are unable to find suitable investments promptly, we may hold the proceeds from the Offering in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees and expenses in connection with the Offering and distributions. Therefore, delays in investing proceeds we raise from the Offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives.

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

We are dependent on the Advisor, the Sub-Advisor and their affiliates to manage our operations and our portfolio, and we are also dependent upon the Dealer Manager and its affiliates to raise capital. The Advisor, the Sub-Advisor and their affiliates depend upon the direct and indirect fees and other compensation or reimbursement of costs that they receive from us and other companies affiliated with Inland and Sound Point, respectively, and in connection with the management of our business and assets to conduct their operations. The Dealer Manager also depends upon financial support that it receives from its parent company in connection with performing services for us.  Any adverse changes in the financial condition of the Advisor, the Sub-Advisor or the Dealer Manager could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

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

The Advisor's and the Sub-Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.

If our business grows substantially, the Advisor and the Sub-Advisor may need to make significant new investments in personnel and infrastructure to support that growth. In addition, service providers to whom the Advisor or Sub-Advisor may delegate certain functions may also be strained by our growth. The Sub-Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations. Further, during periods of economic retraction, Inland, Sound Point, the Advisor and the Sub-Advisor may be incented to reduce their personnel and costs, which could have an adverse effect on us.

Failure by us, the Advisor, the Sub-Advisor or our service providers, tenants or borrowers to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.

We, the Advisor, Sub-Advisor and our service providers, tenants and borrowers are dependent on the effectiveness of our respective information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

We may change our investment strategy without our stockholders’ consent and make riskier investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.

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

The value of each property underlying our CRE debt and CRE securities investments is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.

These factors may have a material adverse effect on the value and the return that we can realize from our assets, as well as the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Borrowers may be less likely to achieve their business plans and be able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. In addition, declining real estate values will reduce the value of any of our investments. A strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to finance our portfolio, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

We are subject to significant competition, and we may not be able to compete successfully for investments.

We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than we do, including publicly traded REITs, public, non-listed REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Our management has observed increased competition in recent years, and we expect such trend to continue. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. If such events occur, we may experience lower returns on our investments.

We may not be effective in originating, acquiring and managing our investments.

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

Our CRE debt investments will be secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower's business plan, the borrower's ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we will suffer a loss. In this manner, real estate values could impact the value of our CRE debt and securities investments. Therefore, our CRE debt and securities will be subject to the risks typically associated with real estate.

Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•

If the value of real property or other assets securing our CRE debt investments deteriorates. The majority of our CRE debt investments will be fully or substantially nonrecourse. In the event of a default by a borrower on a nonrecourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Further, we may not know whether the value of these properties has declined below levels existing on the dates of origination. If the value of the properties drops, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest.

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

•

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business. Before making a loan to a borrower, we will assess the strength and skills of an entity's management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

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

Most of the borrowers for our CRE debt investments, as well as borrowers underlying our CRE securities, will be legal entities rather than individuals. The obligations these entities will owe us are typically nonrecourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for originators of loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.

The subordinate CRE debt we originate and acquire may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

We will originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and will be secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

We may invest in unrated or non-investment grade CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant and may reduce distributions to our stockholders and may adversely affect the value of our common stock.

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

Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flow. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower's monthly payment, as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

Insurance may not cover all potential losses on CRE investments, which may impair the value of our assets.

We generally will require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally will obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our borrowers could breach their obligations to us and not maintain sufficient insurance coverage. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more real estate properties, which in turn could cause the value of the shares of our common stock and distributions to our stockholders to be reduced.

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

Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the properties included in the securitization's pools or select CRE equity investments and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

The tenants or managers of single-tenant, net leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases will generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to successfully conduct their operations, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments and expose us to liability.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, or our tenants, as owner of a site, including if we take ownership through foreclosure, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’ liability could significantly exceed the value of the property without any limits. The scope of the indemnification our tenants have agreed to provide us may be limited. For instance, some of our agreements with our tenants may not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure stockholders that any such tenant would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment. We will be subject to additional risks if we make investments internationally.

We may originate or acquire properties located outside of the United States or loans that are made to borrowers or secured by properties located outside of the United States with the approval of our board of directors.

Our board of directors may approve an investment in a property outside of the United States or in a CRE debt or CRE securities investment secured by a property located outside of the United States.  Any international investments we make may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located and these laws may expose us to risks that are different from or in addition to those commonly found in the United States. We may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.

Any international investments we make could be subject to the following risks:

•

governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

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

We invest in CRE securities, including CMBS, CRE, collateralized loan obligations (“CLOs”) and other subordinate securities, which entail certain heightened risks.

We invest in a variety of CRE securities, including CMBS, CRE CLOs and other subordinate securities, which may be subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CRE CLOs entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS, CRE CLOs and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS and CRE CLO investments. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

Additionally, CRE securities such as CMBS and CRE CLOs may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of CRE securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Additional risks may be presented by the type and use of a particular commercial property, as well as the general risks relating to the net operating income from and value of any commercial property. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment. Ratings for CRE securities can also adversely affect their value.

The terms of our CRE debt investments will be based on our projections of market demand, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.

The terms of our CRE debt investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.

Risks Related to Our Financing Strategy

We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our investment strategy.

We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. If economic conditions worsen, we could suffer a severe downturn and liquidity crisis similar to the recession that began in 2008. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. If we cannot obtain sufficient debt and equity capital on acceptable terms, our ability to grow our business, operate and make distributions to stockholders could be severely impacted.

We use leverage to originate and acquire our investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

We intend to leverage our portfolio generally through the use of securitization financing transactions and credit facilities. The type and percentage of financing varies depending on our ability to obtain credit and the lender's estimate of the stability of the portfolio's cash flow. High leverage can, particularly during difficult economic times, increase our risk of loss and harm our liquidity. Moreover, we may have to incur more recourse borrowings, including recourse borrowings that are subject to mark-to-market risk, in order to obtain financing for our business.

Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.

The financial performance of our fixed-rate investments is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, acquire or originate CRE debt at attractive prices and enter into hedging transactions. Also, if market interest rates increase, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.

Interest rate changes may also impact our net book value as our CRE securities and hedge derivatives are recorded at fair value each month. Generally, as interest rates increase, the value of our fixed-rate securities decreases, which will decrease the book value of our equity.

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

While we seek nonrecourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Furthermore, the cost of borrowings may increase substantially if lenders view us as having increased credit risk during periods of market distress. Any such short-term financing may also be recourse to us, which will increase the risk of our investments.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to our stockholders or that prohibit us from discontinuing insurance coverage or replacing the Advisor or Sub-Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.

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

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur a loss on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities to lenders (repurchase agreement counterparties) and receive cash from these lenders. The lenders are obligated to resell the same or similar securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We may incur a loss on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

The repurchase agreements, secured loans and other financing arrangements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

The amount of financing we receive, or may in the future receive, under our repurchase agreements, secured loans and other financing arrangements, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements and secured loans typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call or increase collateral requirements. A margin call or increased collateral requirements would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call or increased collateral requirements could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our capital stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

Further, financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash uninvested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as desired, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

A failure to comply with covenants in our repurchase agreements, secured loans and other financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

We are subject to various covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our master repurchase agreements (each, an “MRA”) require us to maintain compliance with various financial covenants, including a minimum tangible net worth, specified financial ratios, such as total debt to total assets and financial information delivery obligations. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their interests against existing collateral. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

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

We provide our stockholders with information using funds from operations (“FFO”), and modified funds from operations (“MFFO”), which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.

We provide our stockholders with information using FFO and MFFO which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). We compute MFFO in accordance with the definition established by the Institute of Portfolio Alternatives (“IPA”), and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Our distribution policy is subject to change.

We commenced paying distributions in December 2016 in connection with the Class P Shares sold in the Offering and have paid distributions each month since such date.  We cannot guarantee the amount of distributions paid, if any. Our board of directors will determine an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. The amount of distributions we will pay in the future is not certain.

We may not be able to make distributions in the future.

Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.

Our ability to make distributions is limited by the requirements of Maryland law.

Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus, unless our charter permits otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.

Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as a stockholder.

Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law (“MGCL”) and our charter, stockholders have a right to vote only on limited matters. Our board of directors' broad discretion in setting policies and stockholders' inability to exert control over those policies increases the uncertainty and risks stockholders face. Under the MGCL and our charter, stockholders have a right to vote only on:

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

Pursuant to the MGCL, all matters other than the election or removal of a director must be declared advisable by our board of directors prior to a binding stockholder vote. Our board of directors' broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks they face.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under the MGCL and our charter in connection with their management of the corporation.  At the same time, we, as general partner, will have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership.  Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our corporation and our stockholders.  Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing.  Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement.  The partnership agreement of the Operating Partnership (the “Partnership Agreement”) provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the Partnership Agreement expressly limits our liability by providing that we will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we acted in good faith.  In addition, the Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a Partnership Agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the Partnership Agreement that purport to waive or restrict our fiduciary duties.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.

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

The Advisor, the Sub-Advisor and their affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay the Advisor substantial fees for these services, which reduces the cash available for investment or distribution to stockholders. We may increase the compensation we pay to the Advisor subject to approval by our board of directors and other limitations in our charter, which would further reduce the amount of cash available for investment or distribution to stockholders.

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

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce their and our recovery against them if they negligently cause us to incur losses.

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

Following our NAV Pricing Date, the Advisor will face a conflict of interest because the management fee and performance fee will be based on the value of our investment portfolio as determined in connection with our determination of NAV, which is calculated by the Advisor.

The Advisor is paid a management fee and a performance fee for its services which, following the NAV Pricing Date, will be based on the value of our investment portfolio as determined in connection with our determination of NAV, which will be calculated by the Advisor in accordance with our valuation guidelines.  The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets.  The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV.  If our NAV is calculated in a way that is not reflective of our actual NAV, then the then-current transaction price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our stockholders’ shares may be worth less than the then-current transaction price.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of the Advisor and the Sub-Advisor face conflicts of interest related to their positions or interests in affiliates of Inland and Sound Point, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of the Advisor and the Sub-Advisor are also executive officers, directors, managers or key professionals of Inland or Sound Point.  Some of these persons also serve as managers and investment advisers to other funds and institutional investors.  As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders, and could face conflicts of interest in allocating their time among us and such other funds, investors and activities.  Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy, and could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.

Risks Related to Regulatory Matters

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. Our internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

Stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that none of we, the Operating Partnership or the subsidiaries of the Operating Partnership is required to register as an investment company under the Investment Company Act.  Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.  Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourself out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Rather, we will be primarily engaged in the non-investment company businesses of the Operating Partnership and its wholly-owned or majority-owned subsidiaries, each of which will rely on an exception from registration under the Investment Company Act. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, thus, we do not expect to own a significant amount of “investment securities”.

Through the Operating Partnership and its subsidiaries, we plan to originate, acquire, invest in and manage instruments that could be deemed to be securities for purposes of the Investment Company Act, including, but not limited to, first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans, as well as CMBS, CRE CLOs and senior unsecured debt of publicly traded REITs.  We may also invest in select equity investments in single-tenant, net leased properties. Accordingly, it is possible that more than 40% of the total assets of the Operating Partnership or its subsidiaries will be deemed to be investment securities for Investment Company Act purposes. However, in reliance on Section 3(c)(5)(C) of the Investment Company Act, we do not intend to register the Operating Partnership or any of its subsidiaries as an investment company under the Investment Company Act.  Entities that meet the standards set forth in Section 3(c)(5)(C) are excepted from the definition of an investment company. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  This exception generally requires that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least another 25% of each of their portfolios must be comprised of real estate-related assets under the Investment Company Act (and no more than 20% comprised of non-qualifying or non-real estate-related assets).  Qualifying assets for this purpose include mortgage loans and other assets, such as certain subordinated mezzanine loans and participations and other interests in real estate, as interpreted by the SEC staff in various no-action letters. As a result of the foregoing restrictions, we will be limited in our ability to make certain investments.

Existing SEC no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 10 years ago. Certain mortgage loans and participations in mortgage loans may not constitute qualifying real estate investments for purposes of Section 3(c)(5)(C) of the Investment Company Act.  No assurance can be given that the SEC will concur with our classification of the assets of the Operating Partnership or its subsidiaries.  Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our ability to rely on Section 3(c)(5)(C) or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

The Advisor will continually review our investment activity to attempt to ensure that we will not be regulated as an investment company.

We believe that none of we, the Operating Partnership or the subsidiaries of the Operating Partnership will be required to register as an investment company under the Investment Company Act.  However, if we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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

Risks Related to our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended, (“the Code”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT. If we fail to maintain our qualification as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our NAV;
•

our cash available for distribution to stockholders would be reduced by the amount of taxes we would be required to pay for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025.  The Internal Revenue Service (“IRS”) has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders.  In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.  In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

We cannot assure stockholders that the Tax Cuts and Jobs Act or any future changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our Class P Shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of the Tax Cuts and Jobs Act on their investment in our Class P Shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Class P Shares.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law, addressing whether such loans will be treated as real estate assets. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Our mezzanine loans may not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

The receipt of certain fee income in connection with loans we make or hold may not be qualifying income for purposes of the REIT gross income tests and could adversely affect our ability to qualify as a REIT.

We may be entitled to receive various fees in connection with the loans we make or hold.  Certain commitment fees are qualifying income for purposes of the REIT gross income tests, as are fees that are properly treated as interest or original issue discount for U.S. federal income tax purposes.  Fees that represent compensation for services we perform are not qualifying income.  If nonqualifying fee income, together with any other nonqualifying gross income, exceeds 5% of our gross income, we will fail to qualify as a REIT. While we monitor our satisfaction of the gross income tests and the terms of all loans we make or acquire, the IRS may not agree with all of our fee characterizations.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we are treated for REIT asset and gross income test purposes as the owner of the assets that are the subject of such sale and repurchase agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we do not own the assets during the term of the related sale and repurchase agreement, in which case we could fail to qualify as a REIT.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce overall stockholder’s return.

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

Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than securities that are qualified assets under the 75% asset test, securities of a taxable REIT subsidiary of ours or equity securities issued by an entity treated as a partnership for U.S. federal income tax purposes) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than securities that are qualified assets under the 75% asset test, securities of a taxable REIT subsidiary of ours or equity securities issued by an entity treated as a partnership for U.S. federal income tax purposes) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt investments.”  If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.8% in value of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.8% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

The Ownership Limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.

Non-U.S. stockholders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as defined in Section 897 of the Code, that recognizes gain upon a disposition of a “U.S. real property interest” (“USRPI”) or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on such gain.  We will be a U.S. real property holding corporation (“USRPHC”) if the value of our USRPIs is equal to or greater than 50% of the value of our USRPIs, interests in non-U.S. real property and other trade or business assets at any time during the relevant testing period.  We do not expect to be a USRPHC but cannot give assurances that we will not become a USRPHC.  Even if were a USRPHC, such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock (including a repurchase) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, even if we are not a USRPHC or are domestically controlled, distributions, including repurchases, by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions. Our shares are not regularly traded on an established securities market and we do not expect that they will be in the future.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of, or securitize, loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for any securitization transactions, even though the sales or such structures might otherwise be beneficial to us.

Stockholders may face adverse tax rules if we generate excess inclusion income.

If we acquire REMIC residual interests or equity interests in taxable mortgage pools (in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income. Excess inclusion income would also be subject to adverse U.S. federal income tax rules in the case of U.S. taxable stockholders and non-U.S. stockholders.

Investments outside of the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may incur tax liabilities that would reduce our cash available for distribution to stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT generally will be subject to a 100% prohibited transactions tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to applicable corporate income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

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

Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, if a loan is secured by real property and other property, the value of the personal property securing the loan exceeds 15% of the value of all property securing the loan and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test although it may nevertheless be qualifying income for purposes of the 95% gross income test. A portion of the loan may also be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer.

IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test, the 5% asset test and/or the 10% value asset test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.

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

In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholders’ investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.

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

A REIT may own up to 100% of the stock of one or more TRSs.  A TRS may earn income that would not be qualifying income if earned directly by the parent REIT.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter.  A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.  There can be no assurance that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

Our domestic TRSs would pay U.S. federal and any applicable state and local income tax on their taxable income, and their after-tax net income would be available for distribution to us but would not be required to be distributed to us.  If we were to organize a TRS as a non-U.S. corporation (or non-U.S. entity treated as a corporation for U.S. federal income tax purposes), we may generate income inclusions relating to the earnings of the non-U.S. TRS that are treated as qualifying income for purposes of the 95% gross income test but not the 75% gross income test.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates applicable to qualified dividend income.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. The more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. Investors are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.

If our Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on our stockholder’s investment.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), fails to meet the fiduciary and other standards under ERISA, the Internal Revenue Code or common law as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, individual retirement accounts, or IRAs, or Keogh plans.  If stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, they should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Internal Revenue Code;
•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•	the investment will not impair the liquidity of the trust, plan or IRA;
•	the investment will not produce “unrelated business taxable income” for the plan or IRA;
•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies.  In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

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

Stockholders

As of March 11, 2019, there were 2,053 holders of Class P Shares.

Distributions

Our board of directors has declared cash distributions payable to our stockholders of record on each calendar day from December 5, 2016 through December 31, 2016, in an amount per share equal to 1/366th of $1.92, and from January 1, 2017 through December 31, 2018, in an amount per share equal to 1/365th of $1.92. It is anticipated that our board of directors will continue to authorize, and we will continue to declare and pay, distributions with a daily record date, paid monthly in arrears, on our Class P Shares with an aggregate annual distribution of $1.92 per Class P Share.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

On October 25, 2016, we commenced the Offering of up to $500 million in our Class P Shares. The Class P Shares are being offered and sold by the Dealer Manager and participating dealers engaged by the Dealer Manager pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the year ended December 31, 2018, we received and accepted investors’ subscriptions for and issued 4,209,178 Class P Shares in the Offering resulting in gross offering proceeds of $114.1 million. During the period from December 31, 2018 to March 12, 2019, we received and accepted investors’ subscriptions for and issued 1,256,921 Class P Shares in the Offering resulting in gross offering proceeds of $33,851. As of March 11, 2019, we have issued 7,199,491 Class P Shares resulting in gross offering proceeds of $194,268 and had 305,777 of Class P Shares remaining to be sold in the Offering.

Repurchases of Common Stock

During the year ended December 31, 2018, the Company repurchased 1,826 of its Class P Shares for $46.

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

•

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds from sales of our common stock, which will reduce the amount of cash we ultimately have to invest in assets;

•

There is no current public trading market for our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares and even if our stockholders are able to sell their shares through our share repurchase program, or otherwise, they may not be able to recover the amount of their investment in our shares;

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

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) CRE securities that are primarily floating rate, such as commercial mortgage-backed securities (“CMBS”) and senior unsecured debt of publicly traded REITs. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint Operating Partnership, LP (our “Operating Partnership”), of which we are the sole general partner.  We are externally managed by Inland InPoint Advisor, LLC (our “Advisor”), an indirect subsidiary of Inland Real Estate Investment Corporation. Our Advisor has engaged SPCRE InPoint Advisors, LLC (our “Sub-Advisor”), a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

We are conducting a private offering that commenced on October 25, 2016 (the “Offering”) of up to $500,000 in shares of our Class P common stock (the “Class P Shares”), pursuant to a private placement memorandum dated October 25, 2016. The purchase price per Class P Share currently equals $25.00 plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation, an affiliate of our Advisor, is our dealer manager for the Offering. During the years ended December 31, 2018, 2017 and the period from September 13, 2016 (inception) through December 31, 2016, we issued 4,209,178, 1,495,692 and 237,700 Class P Shares for gross proceeds of $114,070, $40,406 and $5,942, respectively.  As of March 11, 2019, 305,777 of Class P Shares remained to be sold in the Offering.

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

The large volume of maturing CRE loans over the next five years and the resulting need for borrowers to refinance assets is also expected to provide an opportunity for originating CRE debt. Per Trepp - Federal Reserve Flow of Funds Data, approximately $1.5 trillion is scheduled to mature from 2019 through 2022. These loan maturities would be in addition to the volume of loans required to finance the purchase of CRE property. The expected wave of maturities may provide us with various investment opportunities throughout the CRE capital structure.

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

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of December 31, 2018 and 2017.

Floating Vs. Fixed Rate:

December 31, 2018	December 31, 2017

Investments by Loan Type:

December 31, 2018	December 31, 2017

Investments by Property Type:

December 31, 2018	December 31, 2017

Investments by Region:

December 31, 2018	December 31, 2017

An investment’s region is defined according to the below map based on the location of underlying property.

During the year ended December 31, 2018 and 2017, we raised gross proceeds from the Offering of $114,070 and $40,406 respectively.  The changes in our portfolio as of December 31, 2018 compared to December 31, 2017 were primarily due to investing the proceeds from the Offering in new CRE loan originations and real estate securities on a levered basis.  Due to the small number of investments in our portfolio, new investments can have a significant impact on our portfolio composition. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	Year Ended December 31, 2018	Year Ended December 31, 2017

Principal balance of senior loans	$241,225	$24,951
Number of senior loans	16	2
Principal balance of credit loans	$10,500	$7,500
Number of credit loans	2	1
Total balance of loans	$251,725	$32,451
Total number of loans	18	3
Weighted average cash coupon (1)	6.5%	6.8%
Average carrying value	$110,900	$3,264
Weighted average all in yield (1)	6.6%	6.9%

(1)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is due to investing capital received from the Offering and from increased leverage as we executed on our business strategy. The change in weighted average interest rate was due to change in portfolio composition through the additional loans originated.  Due to the small number of loans in our portfolio, the weighted average interest rate may change significantly as we continue to originate loans in the future.

The tables below present select loan information for each of our commercial mortgage loans as of:

December 31, 2018

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	Senior	$13,501	L+4.70%	7.2%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	Senior	13,827	L+4.50%	7.0%	12/9/20	12/9/22	VA	Office	55%	2
3	3/22/18	Senior	16,162	L+3.75%	6.3%	4/9/21	4/9/23	CO	Retail	74%	3
4	4/10/18	Senior	6,326	L+3.50%	6.0%	4/9/21	4/9/23	OR	Multifamily	73%	2
5	5/4/18	Senior	31,000	L+4.00%	6.5%	5/9/21	5/9/23	PA	Industrial	64%	2
6	5/17/18	Senior	6,440	L+4.50%	7.0%	6/9/21	6/9/23	NC	Multifamily	54%	2
7	6/26/18	Senior	21,203	L+3.10%	5.6%	7/9/20	7/9/23	TX	Multifamily	60%	2
8	8/21/18	Senior	12,840	L+3.65%	6.2%	9/9/21	9/9/23	AZ	Multifamily	80%	2
9	9/7/18	Senior	22,377	L+3.75%	6.3%	9/9/21	9/9/23	TX	Office	73%	2
10	9/19/18	Senior	7,800	L+3.70%	6.2%	10/9/21	10/9/23	TX	Multifamily	68%	2
11	10/12/18	Senior	13,982	L+4.00%	6.5%	10/9/20	10/9/23	TX	Multifamily	76%	2
12	10/30/18	Senior	6,357	L+3.85%	6.4%	11/9/21	11/9/23	TX	Multifamily	76%	2
13	11/16/18	Senior	5,200	L+3.90%	6.4%	12/9/21	12/9/23	CA	Multifamily	64%	2
14	11/20/18	Senior	24,560	L+3.30%	5.8%	12/9/20	12/9/23	FL	Multifamily	78%	2
15	12/13/18	Senior	23,500	L+5.05% (6)	7.7%	12/9/20	12/9/21	IL	Hospitality	72%	2
16	12/20/18	Senior	16,150	L+4.20%	6.6%	1/9/22	1/9/24	AL	Hospitality	64%	2
17	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
18	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	4/1/23	FL	Hospitality	68%	2
			$251,725		6.6%					69%	2

December 31, 2017

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	Senior	$12,400	L+4.70%	6.3%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	Senior	12,551	L+4.50%	6.1%	12/9/20	12/9/20	VA	Office	55%	2
3	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
			$32,451		6.9%					67%	2

(1)	Senior loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of December 31, 2018 and 2017 using LIBOR of 2.50269% and 1.56425%, respectively. In disclosures prior to December 31, 2018, the All-in yield included the effect of the origination and exit fees that were removed from the calculation. Had this change not been made, the weighted average All-in yield would have been 7.1% and 7.2% as of December 31, 2018 and December 31, 2017, respectively.

(3)	Original maturity is the first maturity on the loan and the maximum maturity assumes all extension options are exercised.

(4)	Loan-to-value (LTV) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(5)

Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See Note 3 – “Commercial Mortgage Loans Held for Investment" which is included in our notes to consolidated financial statements included in this Annual Report on Form 10-K.

(6)	Cash coupon increases to L+5.30% on the payment date in January 2020.

We entered into an MRA to fund our investment portfolio.  As of December 31, 2018 and 2017, we had total borrowings of $226,204 (which is net of $77 of unamortized debt issuance costs) and $17,113, respectively.  During the years ended December 31, 2018 and 2017, we had weighted average borrowings of $99,221 and $5,880 and weighted average borrowing costs of 4.1% and 2.6%, respectively.  The increase in borrowings combined with the proceeds from the Offering were used to fund the growth in our investment portfolio.  We had no borrowings as of December 31, 2016 and during the period September 13, 2016 (inception) through December 31, 2016.

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016

Outstanding balance (fair market value)	$91,218	$25,993	$5,433
Number of real estate securities	10	3	1
Weighted average cash coupon (1)	5.7%	2.9%	4.8%
Average years to maturity	1.3	1.7	1.8
Average carrying value	$58,812	$14,493	$5,440
Weighted average yield (2)	5.6%	4.9%	4.9%
Portfolio ratings % of total outstanding
AAA	22.0%	80.0%	—
AA-	2.0%	—	—
BB			100.0%
BB-	41.0%	20.0%	—
Unrated	35.0%	—	—

(1)	The weighted average cash coupon is based off the balance of the bonds outstanding and the applicable rates.

(2)	The weighted average yield is calculated as interest income divided by the average carrying value.

The increase in the size of our portfolio is due to investing the proceeds of the Offering on a levered basis to purchase additional real estate securities.  The change in weighted average coupon, weighted average rate and average years to maturity were due to the change in the portfolio composition.

The change in the ratings of our real estate securities was due to the change in the composition of our assets as we invested the capital from the Offering.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS.  Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. Each real estate security had a credit rating of 2 as of December 31, 2018.  While quarterly reviews were performed for real estate securities, an internal risk rating was not assigned prior to December 31, 2018.  See Note 4 – “Real Estate Securities" which is included in our notes to consolidated financial statements included in this Annual Report on Form 10-K for further information. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

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

Results of Operations

The table below presents information from our consolidated statements of operations for the years ended December 31, 2018 and 2017, and for the period from September 13, 2016 (inception) through December 31, 2016.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Interest income:
Interest income	$11,033	$979	$22
Less: Interest expense	(4,091)	(156)	—
Net interest income	6,942	823	22
Operating expenses:
Advisory fee	2,540	—	—
Debt finance costs	456	—	—
Administration expense	—	96	19
Directors compensation	84	82	21
Professional service fees	356	453	—
Other expenses	243	94	8
Total operating expenses	3,679	725	48
Other (loss) income:
Unrealized (loss) gain in value of real estate securities	(1,279)	41	(5)
Other interest income	72	—	—
Total other (loss) income	(1,207)	41	(5)
Net income (loss) before income taxes	2,056	139	(31)
Income tax (benefit) provision	(13)	58	—
Net income (loss)	$2,069	$81	$(31)
Net income (loss) per share, basic and diluted	$0.57	$0.11	$(0.22)
Weighted average number of shares
Basic	3,638,407	757,025	142,443
Diluted	3,638,574	757,025	142,443

The change in performance from December 31, 2017 to the year ended December 31, 2018 generally resulted from the investment of the proceeds from the Offering in CRE investments on a levered basis.

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

	Year Ended December 31, 2018			Year Ended December 31, 2017			Period from September 13, 2016 (inception) through December 31, 2016
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$58,812	$3,327	5.6%	$14,493	$717	4.9%	$5,440	$22	4.9%
Commercial mortgage loans	110,900	7,706	6.9%	3,264	262	7.9%	—	—	—
Total/Weighted Average	$169,712	$11,033	6.4%	$17,757	$979	5.4%	$5,440	$22	4.9%

Interest-bearing liabilities:
Repurchase agreements —securities	$37,866	$1,286	3.3%	$5,880	$156	2.6%	$—	$—	—
Repurchase agreements – mortgage loans	61,355	2,805	4.5%	$—	—	—	—	—	—
Total/Weighted Average	$99,221	$4,091	4.1%	$5,880	$156	2.6%	$—	$—	—
Net interest income/spread		$6,942	2.3%		$823	2.8%		$22	4.9%
Average leverage % (4)	140.8%			49.5%			—%
Weighted average levered yield (5)			9.7%			6.8%			4.9%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offering and through increased leverage as we executed our business strategy.  The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invested the proceeds from the Offering.

Operating Expenses

Operating expenses for the years ended December 31, 2018 and 2017, and for the period from September 13, 2016 (inception) through December 31, 2016 are set forth in the table below:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016

Advisory fee	$2,540	$—	$—
Debt finance costs	456	—	—
Administration expense	—	96	19
Directors compensation	84	82	21
Professional service fees	356	453	—
Other expenses	243	94	8
Total operating expenses	$3,679	$725	$48

The increase in the advisory fee during the year ended December 31, 2018 compared to the year ended December 31, 2017 and the period from September 13, 2016 (inception) through December 31, 2016 was due to the Advisor waiving the fee for all periods prior to April 1, 2018. The increase in debt finance costs was due to the amortization of costs related to the financing of our CRE loan portfolio. The professional service fees decreased during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to fewer audit, tax and legal expenses.  There were no professional service expenses in the period September 13, 2016 (inception) through December 31, 2016 due to the short operating history of the company.  The increase in other expenses was primarily due to increases in bank charges, mortgage servicing fees and miscellaneous expenses.

Other Income

For the years ended December 31, 2018 and 2017, and for the period from September 13, 2016 (inception) through December 31, 2016, other (loss) income was $(1,207), $41 and $(5) respectively.  The primary reason for the change in other income was due to the change in the fair market value of the real estate securities due to the changes in market conditions that affected the price of our securities.

Net Income (Loss)

For the years ended December 31, 2018 and 2017, our net income was $2,069 and $81, or $0.57 and $0.11 per share (basic and diluted), respectively.  The increase in net income was primarily due to an increase in investments and unrealized losses on real estate securities.  For the year ended December 31, 2017 and the period from September 13, 2016 (inception) through December 31, 2016, we had net income (loss) of $81, or $0.11 per share and $(31), or $(0.22) per share (basic and diluted), respectively.  The increase in net income was primarily due to the increase in our investment portfolio as a result of our capital raise.

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Net income (loss)	$2,069	$81	$(31)
Funds from operations	$2,069	$81	$(31)

Amortization of (discounts) premiums on real estate securities	(369)	164	2
Unrealized (gain) loss on real estate securities	1,279	(41)	5
Debt financing costs	456	—	—
Modified funds from operations	$3,435	$204	$(24)

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

Cash Flow Analysis

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016	Change	Change
				2018 vs 2017	2017 vs 2016
Net cash provided by operating activities	$3,607	$307	$10	$3,300	$297
Net cash used in investing activities	$(283,469)	$(52,777)	$(5,440)	$(230,692)	$(47,337)
Net cash provided by financing activities	$306,953	$53,364	$5,942	$253,589	$47,422

We held cash, cash equivalents and restricted cash of $28,497, $1,406, and $512 as of December 31, 2018, 2017 and 2016, respectively.  Our cash, cash equivalents, and restricted cash increased due to normal fluctuations and were primarily related to the net proceeds from the Offering and the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $3,607 and $307 for the years ended December 31, 2018 and December 31, 2017, respectively.  The increase from cash provided by operating activities was due to the increase in the size of our investment portfolio. Our operating activities generated net cash of $307 and $10 for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, respectively.  The increase in cash provided by operating activities was the result of a full year of operations in 2017.

Our investing activities used $283,469 and $52,777 for the years ended December 31, 2018 and December 31, 2017, respectively.  The primary driver of the change was due to the origination of mortgage loans and purchase of real estate securities as we invested the proceeds of the Offering on a levered basis. Our investing activities used $52,777 and $5,440 for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, respectively, for the purchase of real estate securities and origination of commercial mortgage loans.

Our financing activities provided net cash of $306,953 and $53,364 for the years ended December 31, 2018 and December 31, 2017, respectively. The increase included $209,168 in net proceeds from our repurchase agreement financing and $105,218 in net proceeds from the issuance of common stock, including redemptions, for the year ended December 31, 2018.  For the year ended December 31, 2017, the increase included $17,113 in net proceeds from repurchase agreement financing and $37,488 in net proceeds from the issuance of our common stock. Our financing activities provided net cash of $5,942 for the period from September 13, 2016 (inception) through December 31, 2016, which came from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, our wholly-owned subsidiary entered into an MRA (the “Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  In August 2018, the Repo Facility increased from a $100,000 maximum advance amount to a $175,000 maximum advance amount, subject to adjustment up to $250,000, which we expect to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.  Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. In November 2018, the maturity date of the Repo Facility was extended to November 2019 and in January 2019, the Repo Facility was further amended, amongst other adjustments, to increase the maximum advance amount to $250,000.  As of December 31, 2018, we were in compliance with all financial covenants.

The details of the Repo Facility as of December 31, 2018 are as follows:

				Weighted Average
Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
$175,000	$164,410	$299	$225,075	4.71%	317
(1)	Excluding $77 of unamortized debt issuance costs.

Real Estate Securities

We enter into MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase agreements on each security under an MRA generally mature in 30 to 90 days, and terms are adjusted for current market rates as necessary. Repurchase agreements are being accounted for as secured borrowings since we maintain effective control of the financed assets. Under the MRAs, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require us to provide additional collateral or fund margin calls. We intend to maintain a level of liquidity that will enable us to meet margin calls. In addition, the MRAs are subject to certain financial covenants. We were in compliance with these covenants as of December 31, 2018.

As of December 31, 2018 and 2017, we had entered into two MRAs for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9
As of December 31, 2017	$17,113	$24	$19,946	2.27%	7

Distributions

Our board of directors has declared cash distributions payable to our stockholders of record on each calendar day from December 5, 2016 through December 31, 2016, in an amount per share equal to 1/366th of $1.92, and from January 1, 2017 through December 31, 2018, in an amount per share equal to 1/365th of $1.92. It is anticipated that our board of directors will continue to authorize, and we will continue to declare and pay, distributions with a daily record date, paid monthly in arrears, on our Class P Shares with an aggregate annual distribution of $1.92 per Class P Share.  The table below presents the distributions paid and declared during the years ended December 31, 2018, 2017, and the period from September 13, 2016 (inception) through December 21, 2016.

	Distributions
Year	Paid (1)	Declared	Cash Flow From Operations
2018	$6,326	$7,008	$3,607
2017	$1,237	$1,462	$307
2016	$—	$33	$10
(1)	For the years ended December 31, 2018 and 2017, 43.0% and 75.1% of distributions were paid from the net proceeds of our Offering, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of December 31, 2018 and December 31, 2017 are summarized as follows:

As of December 31, 2018	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$61,871	—	—	—	$61,871
Borrowings under repurchase agreements – commercial mortgage loans (1)	164,410	—	—	—	164,410
Total	$226,281	—	—	—	$226,281

As of December 31, 2017
Borrowings under repurchase agreements – real estate securities	$17,113	—	—	—	$17,113
Total	$17,113	—	—	—	$17,113
(1)	Excluding $77 of unamortized debt issuance costs.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions.  As of December 31, 2018 and 2017, we had thirteen and two CRE loans, respectively, with a total remaining future funding commitment of $30,343 and $9,700, respectively.  The future funding commitments are advanced at our discretion if the borrower has requested the advance and has met certain loan specific requirements.

We had no contractual obligations as of December 31, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

Our investments are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process and investment structuring process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, as well as external factors that may affect their value.

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended December 31, 2018 and December 31. 2017, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of December 31, 2018 and 2017, our investment portfolio was 97% and 87% variable rate investments, respectively, based on LIBOR for various terms. Borrowings under the CRE Securities MRA and Repo Facility were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2018	December 31, 2017
(-) 25 Basis Points	(2.32)%	(3.27)%
Base Interest Rate	0.00%	0.00%
(+) 50 Basis Points	4.64%	6.53%
(+) 100 Basis Points	9.28%	13.06%

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2018 was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Mitchell A. Sabshon	66	Chief Executive Officer and Chairman of the Board
Donald MacKinnon	54	President and Director
Catherine L. Lynch	60	Chief Financial Officer and Treasurer
Andrew Winer	50	Chief Investment Officer
Roderick S. Curtis	51	Vice President and Secretary
Norman A. Feinstein	71	Independent Director
Cynthia Foster	56	Independent Director
Robert N. Jenkins	67	Independent Director

*	As of January 1, 2019

Set forth below is certain biographical information regarding each of our directors and executive officers.

Mitchell A. Sabshon is our Chief Executive Officer and Chairman of our board of directors, positions he has held since October 2016 and September 2016, respectively. Mr. Sabshon is also the Chief Executive Officer of the Advisor, a position he has held since August 2016. Mr. Sabshon has also served as a director and the Chief Executive Officer of Inland Real Estate Income Trust, Inc. (“IREIT”), positions he has held since September 2014 and April 2014, respectively, and as a director of its business manager since October 2013. Mr. Sabshon is also currently the Chief Executive Officer, President and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively. He is a director and the President and Chief Executive Officer of Inland Residential Properties Trust, Inc. (“IRPT”), and the IRPT business manager, positions he has held since December 2013. Mr. Sabshon has also served as a director of Inland Private Capital Corporation (“IPCC”) since September 2013 and a director of the Dealer Manager since January 2014. Prior to joining IREIC in August 2013, Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments, Inc. (“Cole”), from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across Cole, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole in November 2010, Mr. Sabshon served as Managing Partner and Chief Investment Officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon was a licensed person with The OBEX Group from April 2009 through November 2009. Mr. Sabshon served as Chief Investment Officer and Executive Vice President of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including President and Chief Executive Officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was Executive Director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon holds a B.A. from George Washington University and a J.D. from Hofstra University School of Law. We believe that

Mr. Sabshon’s experience as a director and Chief Executive Officer of IRPT, IREIT and IREIC, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our board of directors.

Donald MacKinnon is our President, one of our directors and a Portfolio Manager of the Sub-Advisor, positions he has held since October 2016, September 2016 and September 2016, respectively. Mr. MacKinnon served as the President and Chief Operating Officer of Realty Finance Trust, Inc. (“RFT”), and its advisor from January 2013 to November 2015, and as President of RFT and its advisor from November 2014 to November 2015. From May 2011 through December 2012, Mr. MacKinnon served as Senior Vice President and head of High Yield Portfolio Management for Cole, where he invested approximately $350 million in credit sensitive CMBS and mezzanine loans for Cole. From July 2008 to March 2011, Mr. MacKinnon was a partner with EndPoint Financial, LLC where he provided CMBS advisory and real estate workout services. From January 2004 through March 2007, Mr. MacKinnon was a Managing Director at Nomura Securities International where he managed the North American Structured Credit Trading businesses including commercial real estate and asset backed securities. Prior to joining Nomura, Mr. MacKinnon served as President and Chief Executive Officer of REALM, Inc., a privately owned real estate software and services company primarily owned by Hicks Muse Tate and Furst, CMGI and T.H. Lee Putnam Equity Partners. Prior to REALM, Mr. MacKinnon was co-head and co-founder of the Commercial Mortgage Group and Manager of the European Asset Securitization Group at Donaldson Lufkin & Jenrette, (“DLJ”). Prior to joining DLJ in 1992, Mr. MacKinnon worked in the Real Estate Finance Group at Salomon Brothers, Inc. on a variety of commercial real estate debt and equity transactions. Mr. MacKinnon also served on the board of directors for CRIIMI Mae, Inc. (NYSE: CMM) from 2001 to 2003. Mr. MacKinnon holds a B.A. in Economics from Ohio Wesleyan University and an M.B.A. from the Harvard Business School. We believe that Mr. MacKinnon’s experience as Chief Operating Officer and President of RFT, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our board of directors.

Catherine L. Lynch is our Chief Financial Officer and Treasurer, positions she has held since October 2016, and the Chief Financial Officer and Treasurer of the Advisor, positions she has held since August 2016. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, LLC (formerly The Inland Group, Inc.) since June 2012. She serves as the Treasurer and Secretary (since January 1995), the Chief Financial Officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and Chief Financial Officer and Secretary (since June 1995) of the Dealer Manager. She has served as the Chief Financial Officer of IREIT since April 2014 and as a director of IREIT’s business manager since August 2011. Ms. Lynch has also served as Chief Financial Officer of IRPT since December 2013 and as Chief Financial Officer of the business manager of IRPT since October 2014. Ms. Lynch also has served as Treasurer of Inland Capital Markets Group, Inc. from January 2008 through October 2010 and as a director of IPCC since May 2012. Ms. Lynch served as the Treasurer of the business manager of IRPT from December 2013 to October 2014, as a director and Treasurer of Inland Investment Advisors, Inc. from June 1995 to December 2014 and as a director and Treasurer of Inland Institutional Capital Partners Corporation from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch holds a B.S. in Accounting from Illinois State University. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

Andrew Winer is our Chief Investment Officer and a Portfolio Manager of the Sub-Advisor, positions he has held since October 2016 and September 2016, respectively. Mr. Winer served as the Chief Investment Officer of RFT and its advisor from their formation in November 2012 to November 2015. Mr. Winer also served as the Chief Investment Officer of Global Net Lease, Inc. from May 2012 to November 2015 and as President from March 2015 to November 2015. Additionally, he was involved in arranging corporate lines of credit and designing loan facilities for all American Realty Capital-sponsored companies. From April 2000 to January 2012, Mr. Winer worked at Credit Suisse AG (“Credit Suisse”) where he held multiple positions. From January 2011 to December 2011, Mr. Winer was a Director of CMBS business and headed the capital desk where he was responsible for pricing and hedging of loan production. From January 2009 to December 2010, Mr. Winer was a Director of Asset Management where he was responsible for winding down, working out and disposing of mortgage, mezzanine and warehouse commercial real estate positions. From 2006 to December 2008, Mr. Winer was a Director of Global Commercial Real Estate Business where he led the firm’s global CRE CDO business. In that position, he created and managed warehouse lines and also worked with third-party clients for CDO execution and syndication. From 2004 to 2005, Mr. Winer was a Director working with new issuances and syndication of CMBS. In that position, Mr. Winer also was responsible for mortgage loan and mezzanine loan pricing, hedging and distribution. From 2000 to 2004, Mr. Winer was a Vice President in fixed-income structured product sales. From January 1999 to December 1999, Mr. Winer worked at Global Asset Capital, an intellectual property securitization firm. From August 1993 to November 1998, Mr. Winer was employed at DLJ where he focused on bond structuring, loan origination, securitization deal management, CMBS trading, loan pricing and hedging and new business. Mr. Winer started his career in the Structured Products Group of Arthur Andersen LLP and worked there from August 1991 to August 1993. During his time at DLJ, Mr. Winer was awarded “VP of the year” in 1995 and, while at Credit Suisse, he was awarded “Top 50” in 2010. Mr. Winer holds a B.B.A. and a Master’s in Accounting, both from the University of Michigan.

Roderick S. Curtis serves as our Vice President and Secretary, positions he has held since October 2016, and as President of the Advisor, a position he has held since August 2016. Mr. Curtis has served as Vice President of IRPT and its business manager since May 2016. Mr. Curtis joined IREIC in March 2011 and currently serves as Senior Vice President—Investment Funds. Prior to joining IREIC, Mr. Curtis held positions with Priority Capital Investments, LLC, AmREIT, Inc. and DWS Scudder Investments. Mr. Curtis holds a B.S. in Economics from the University of Wisconsin.

Norman A. Feinstein is one of our independent directors, a position he has held since October 2016.  Mr. Feinstein has served as Principal and Vice Chairman of The Hampshire Companies (“Hampshire”), a full-service, privately held, fully-integrated real estate firm with assets valued at over $2.5 billion, since December 1998. Mr. Feinstein currently serves as Fund Manager of The Hampshire Generational Fund and a member of Hampshire’s Investment Committee since January 2005. In addition to his current role as Fund Manager, he sources acquisitions and new opportunities and actively engages with investors on behalf of Hampshire. Prior to joining Hampshire in 1998, Mr. Feinstein had been a practicing attorney for more than 25 years, specializing in real estate law. During his career, he was a real estate owner and operator of commercial and residential properties and has served as President and Counsel to the New Jersey Apartment Association and was a Regional Vice President of the National Apartment Association. Mr. Feinstein also serves as a member of the board of directors of Malvern Bancorp, Inc. and Malvern Federal Savings Bank since June 2016. Mr. Feinstein currently serves on the Executive Committee of the Metropolitan Golf Association and its Foundation Board. Mr. Feinstein holds a B.A. in the College of Liberal Arts and Sciences from the University of Connecticut and a J.D. from Suffolk University Law School, and is admitted to practice law in New Jersey. We believe that Mr. Feinstein’s commercial real estate experience makes him well qualified to serve as a member of our board of directors.

Cynthia Foster is one of our independent directors, a position she has held since October 2016. Ms. Foster has served as President, National Office Brokerage and Valuation of Colliers International (“Colliers”), since January 2015, where she leads Colliers’ national office platform across service lines including office leasing, tenant and landlord representation, investment sales, leasing agency, property management and valuation. Prior to joining Colliers, Ms. Foster served as Executive Managing Director at Cushman & Wakefield Inc. from June 2001 to January 2015. Ms. Foster has also worked with the real estate investment banking group at Lazard Ltd., where she focused on large portfolio restructurings. Ms. Foster has over 25 years of experience leading significant transactions and developing new business initiatives for multinational clients across a wide geographic range. Ms. Foster currently serves as Vice Chairperson and Trustee of the Urban Land Institute and as the Colliers delegate for the Urban Land Institute Real Estate Round Table. Ms. Foster is a co-founder of the Committee of Professional Women, and she serves as a member of the Board of Trustees and the finance committee for the Hospital for Special Surgery, the Board of Advisors for the Westchester Children’s Museum and the Board of Trustees for the Museum for the City of New York. Ms. Foster holds a B.A. in the History of Science from Skidmore College and an M.B.A. from Harvard University. Ms. Foster is a licensed real estate broker in the State of New York. We believe that Ms. Foster’s 25 years of experience in commercial real estate transactions make her well qualified to serve as a member of our board of directors.

Robert N. Jenkins is one of our independent directors, a position he has held since October 2016. Mr. Jenkins has also served as Executive Vice President of Municipal Capital Appreciation Partners (“MCAP”), since June 2016, where he is responsible for multifamily acquisitions and dispositions, and fund marketing and administration. Prior to joining MCAP, Mr. Jenkins served as Executive Director at W. P. Carey Inc. from January 2003 to March 2016, where he was responsible for the mortgage financing activities in the domestic net leased portfolio and for hotel acquisition financing in two managed funds. Previously, Mr. Jenkins was a Vice President at MetLife Real Estate Investments, where he headed the Real Estate Capital Markets Group and served as a senior member of the real estate department. Prior to joining MetLife Real Estate Investments, Mr. Jenkins worked for several real estate firms, including Eastdil Secured, LLC and Trammell Crow Company. Mr. Jenkins holds a B.A. in English from Colorado College and an M.B.A. from Columbia University Graduate School of Business. We believe that Mr. Jenkins’ commercial real estate and finance experience makes him well qualified to serve as a member of our board of directors

Board of Directors

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

•	approve and oversee our debt financing strategies;
•	approve and monitor the relationship among us, our operating partnership, the Advisor and the Sub-Advisor;
•	review our fees and expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are in the best interest of our stockholders;
•	adopt valuation guidelines to be used in connection with the calculation of our NAV from and after the NAV Pricing Date, and monitor compliance with the valuation guidelines;
•	determine our distribution policy and authorize distributions from time to time; and
•	oversee our share repurchase program.

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

Audit Committee

Our board of directors has established an audit committee, which consists of Norman A. Feinstein, Cynthia Foster and Robert N. Jenkins, each of whom is an independent director. Robert N. Jenkins serves as the chairman of our audit committee and as an audit committee financial expert as that term is defined by the SEC. The audit committee assists the board of directors in overseeing our accounting and financial reporting processes, the integrity and audits of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm and the performance of our internal and independent registered public accounting firm. In addition, the audit committee selects the independent registered public accounting firm to audit our annual financial statements and reviews with the independent registered public accounting firm the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent registered public accounting firm and the fees we pay for these services.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all forms they file. Based solely on a review of the copies of these forms furnished to us during, and with respect to, the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially owned more than 10% of the outstanding shares of our common stock complied with these filing requirements during the fiscal year ended December 31, 2018.

Code of Ethics

Our board of directors has adopted a code of ethics applicable to our directors, officers and employees. Copies of the code of ethics, including any amendments and waivers thereto, are available to any stockholder, without charge, (i) on our website at www.inland-investments.com/inpoint or (ii) by writing us at 2901 Butterfield Road, Oak Brook, Illinois 60523, Attention: Investor Services.

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

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2018 (dollar amounts in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Norman A. Feinstein	$26	$10	—	—	—	—	$36
Cynthia Foster	$26	$10	—	—	—	—	$36
Robert N. Jenkins	$31	$10	—	—	—	—	$41

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 11, 2019 the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Class P Shares	Percentage(2)
Mitchell A. Sabshon(3)	47,905	*
Donald MacKinnon(4)	23,704	*
Norman A. Feinstein(5)	4,800	*
Cynthia Foster	4,800	*
Robert N. Jenkins	3,800	*
Catherine L. Lynch	600	*
Andrew Winer(4)	13,345	*
Roderick S. Curtis	400	*
All officers and directors as a group (8 persons)	99,354	1.4%
*	Less than 1%
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

(2)	Based on a total of 7,197,665 shares of common stock issued and outstanding as of March 11, 2019.
(3)

The shares owned by the Advisor are deemed to be beneficially owned by Mr. Sabshon. Mr. Sabshon exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.

(4)	The address of such person or entity is 375 Park Avenue, 33rd Floor, New York, NY 10152.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	297,037
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	297,037

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

Competition for Originating, Acquiring, Managing and Selling Investments

The Advisor has delegated to the Sub-Advisor the duty to identify, negotiate, originate and acquire our investments and to provide portfolio management, disposition, property management and leasing services for our assets on our behalf. As of the date hereof, we do not compete with any other programs advised by the Sub-Advisor or its affiliates for opportunities to originate, acquire, manage or sell our targeted investments, although we may compete with such programs for these opportunities in the future. As a result, certain investment opportunities may not be available to us in the future.

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
•

from and after the NAV Pricing Date, the advisory fee that we pay to the Advisor will be based upon the valuation of our investment portfolio as determined in connection with our determination of NAV, and the Advisor will have authority under certain circumstances to adjust the value of certain of our real estate-related assets;

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

Director Independence

For information relating to our independent directors, see Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2018 and 2017, respectively (dollar amounts in thousands).

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit fees(1)	$240	$280
Audit-related fees	—	—
Tax fees(2)	28	41
All other fees	—	—
Total	$268	$321

(1)

Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements.

(2)	Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2018 and 2017, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

The audit committee must pre-approve any engagements to render services provided by our independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the chairperson of the audit committee will monitor the levels of fees charged by KPMG and compare these fees to the amounts previously approved. The chairperson periodically will report the results of such monitoring to the audit committee.  The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 65 - 81 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 63 of this Annual Report on Form 10-K.

(a)(3) Exhibits: Refer to Exhibit Index on page 61 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

The Company has elected not to provide summary information.

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

10.3*	Independent Director Compensation Plan, effective October 25, 2016

10.4

Independent Director Restricted Share Plan of InPoint Commercial Real Estate Income, Inc., effective October 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)

10.5*	Form of Restricted Stock Award Agreement for Independent Directors

10.6

Form of Indemnification Agreement, between InPoint Commercial Real Estate Income, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)

10.7

Master Repurchase Agreement, dated as of February 15, 2018, by and among Column Financial, Inc., as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed February 16, 2018)

10.8

Guaranty, dated as of February 15, 2018, by InPoint Commercial Real Estate Income, Inc. in favor of Column Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K filed February 16, 2018)

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 12, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
Date:	March 12, 2019

Each individual whose signature appears below hereby severally constitutes and appoints Mitchell A. Sabshon, Donald Mackinnon and Catherine L. Lynch, and each of them singly, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Mitchell A. Sabshon	Chief Executive Officer and Chairman of the Board	March 12, 2019
Name:	Mitchell A. Sabshon	(principal executive officer)

By:	/s/ Donald MacKinnon	President and Director	March 12, 2019
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 12, 2019
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Norman A. Feinstein	Director	March 12, 2019
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster	Director	March 12, 2019
Name:	Cynthia Foster

By:	/s/ Robert N. Jenkins	Director	March 12, 2019
Name:	Robert N. Jenkins

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	64

Consolidated Balance Sheets as of December 31, 2018 and 2017	65

Consolidated Statements of Operations for the Years ended December 31, 2018 and 2017, and for the Period from September 13, 2016 (Inception) through December 31, 2016	66

Consolidated Statement of Changes in Stockholders’ Equity for the Years ended December 31, 2018 and 2017, and for the Period from September 13, 2016 (Inception) through December 31, 2016	67

Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017, and for the Period from September 13, 2016 (Inception) through December 31, 2016	68

Notes to Consolidated Financial Statements	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018 and for the period from September 13, 2016 (inception) through December 31, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, and for the period from September 13, 2016 (inception) through December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chicago, Illinois

March 12, 2019

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$27,530	$1,311
Restricted cash	967	95
Real estate securities at fair value	91,218	25,993
Commercial mortgage loans at cost, net of allowance for loan loss of $0	249,573	32,094
Deferred debt finance costs	518	—
Deferred offering costs	1,201	1,503
Accrued interest receivable	994	142
Prepaid expenses and other assets	22	4
Total assets	$372,023	$61,142
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements - real estate securities	61,871	17,113
Repurchase agreements - commercial mortgage loans	164,333	—
Loan fees payable	100	40
Due to related parties	1,680	1,512
Interest payable	427	24
Distributions payable	941	258
Accrued expenses	399	210
Total liabilities	229,751	19,157
Stockholders' Equity:
Class P common stock, $0.001 par value, 450,000,000 shares authorized, 5,940,744 and 1,733,392 shares issued and outstanding as of December 31, 2018 and 2017, respectively	6	2
Additional paid in capital (net of offering costs of $11,724 and $2,918 as of December 31, 2018 and 2017, respectively)	148,650	43,428
Distributions in excess of earnings	(6,384)	(1,445)
Total stockholders' equity	142,272	41,985
Total liabilities and stockholders’ equity	$372,023	$61,142

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Interest income:
Interest income	$11,033	$979	$22
Less: Interest expense	(4,091)	(156)	—
Net interest income	6,942	823	22
Operating expenses:
Advisory fee	2,540	—	—
Debt finance costs	456	—	—
Administration expense	—	96	19
Directors compensation	84	82	21
Professional service fees	356	453	—
Other expenses	243	94	8
Total operating expenses	3,679	725	48
Other (loss) income:
Unrealized (loss) gain in value of real estate securities	(1,279)	41	(5)
Other interest income	72	—	—
Total other (loss) income	(1,207)	41	(5)
Net income (loss) before income taxes	2,056	139	(31)
Income tax (benefit) provision	(13)	58	—
Net income (loss)	$2,069	$81	$(31)
Net income (loss) per share, basic and diluted	$0.57	$0.11	$(0.22)
Weighted average number of shares
Basic	3,638,407	757,025	142,443
Diluted	3,638,574	757,025	142,443

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of September 13, 2016 (inception)	—	$—	$—	$—	$—
Proceeds from issuance of common stock	237,700	—	5,942	—	5,942
Net loss	—	—	—	(31)	(31)
Distributions declared	—	—	—	(33)	(33)
Balance as of December 31, 2016	237,700	—	5,942	(64)	5,878
Proceeds from issuance of common stock	1,495,692	2	40,404	—	40,406
Offering costs	—	—	(2,918)	—	(2,918)
Net income	—	—	—	81	81
Distributions declared	—	—	—	(1,462)	(1,462)
Balance as of December 31, 2017	1,733,392	2	43,428	(1,445)	41,985
Proceeds from issuance of common stock	4,209,178	4	114,066	—	114,070
Offering costs	—	—	(8,806)	—	(8,806)
Net income	—	—	—	2,069	2,069
Distributions declared	—	—	—	(7,008)	(7,008)
Redemptions	(1,826)	—	(46)	—	(46)
Equity based compensation	—	—	8	—	8
Balance as of December 31, 2018	5,940,744	$6	$148,650	$(6,384)	$142,272

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Cash flows from operating activities
Net income (loss)	$2,069	$81	$(31)
Adjustments to reconcile net income (loss) to cash provided by operations:
Net unrealized loss (gain) on real estate securities	1,279	(41)	5
Amortization of equity based compensation	8	—	—
Amortization of debt finance costs	456	—	—
Amortization of debt finance costs to interest expense	56	—	—
Amortization of bond (discount) premium	(369)	164	2
Amortization of deferred exit fees	(144)	—	—
Changes in assets and liabilities:
Accrued interest receivable	(852)	(128)	(13)
Accrued expenses	(515)	191	19
Due to related parties	1,174	(19)	28
Prepaid expenses and other assets	(18)	(4)	—
Other liabilities	463	63	—
Net cash provided by operating activities	3,607	307	10
Cash flows from investing activities:
Origination of commercial loans	(217,334)	(32,094)	—
Purchase of real estate securities	(69,767)	(31,079)	(5,440)
Real estate securities sold	2,996	10,396	—
Real estate securities principal pay-down	636	—	—
Net cash used in investing activities	(283,469)	(52,777)	(5,440)
Cash flows from financing activities:
Proceeds from issuance of common stock	114,070	40,406	5,942
Redemptions of common stock	(46)	—	—
Payment of offering costs	(8,806)	(2,918)	—
Proceeds from repurchase agreements	668,045	82,130	—
Principal repayments of repurchase agreements	(458,877)	(65,017)	—
Debt finance costs	(1,107)	—	—
Distributions paid	(6,326)	(1,237)	—
Net cash provided by financing activities	306,953	53,364	5,942
Net change in cash, cash equivalents and restricted cash	27,091	894	512
Cash, cash equivalents and restricted cash at beginning of period	1,406	512	—
Cash, cash equivalents and restricted cash at end of period	$28,497	$1,406	$512
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$(1,005)	$535	$967
Interest paid	$3,688	$133	$—
Distributions payable	$941	$258	$33

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) CRE securities, such as commercial mortgage-backed securities (“CMBS”), that primarily will be floating rate and senior unsecured debt of publicly traded real estate investment trusts (“REITs”). The Company may also invest in select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the Operating Partnership.  The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly-owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors. The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an advisory agreement dated October 25, 2016 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”).

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly-owned subsidiary of Sound Point CRE Management, LP, pursuant to a Sub-Advisory agreement between the Advisor and the Sub-Advisor. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value; (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

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

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Principles of Consolidation

The Company consolidates all entities that the Company controls through either majority ownership or voting rights. The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company has determined the Operating Partnership is a VIE of which the Company is the primary beneficiary. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Cash, Cash Equivalents and Restricted Cash

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

Restricted cash represents cash the Company is required to hold in a segregated account.  As of December 31, 2018 and 2017, the restricted cash was held as additional collateral on real estate securities repurchase agreements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$27,530	$1,311
Restricted cash	967	95
Total cash, cash equivalents, and restricted cash	$28,497	$1,406

Real Estate Securities at Fair Value

The Company’s real estate securities are comprised of CMBS and are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company has chosen to make a fair value option election pursuant to ASC Topic 825, Financial Instruments ("ASC 825") for its securities and, therefore, its real estate securities are recorded at fair market value on the consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) in value of real estate securities. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet with changes in fair value recorded to other comprehensive income on the Company’s consolidated statement of changes in stockholders’ equity. Electing the fair value option permits the Company to record changes in fair value of its investments in the consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

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

As of December 31, 2018 and 2017, the Company had $249,573 and $32,094 of commercial mortgage loans held for investment, respectively. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Fair Value Measurements

The Company estimates fair value using available market information and valuation methodologies it believes to be appropriate for these purposes. The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurements ("ASC 820") establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

Real estate securities are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2018 and 2017, the Company received third-party quotes on each real estate security used in determining the fair value, all of which have been classified as Level II due to the observable nature of all significant inputs.

The Company is required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in our consolidated balance sheets, to the extent it is practicable to estimate a fair value for those instruments.  These disclosure requirements exclude certain financial instruments and all non-financial instruments.

Organization and Offering Expenses

The Company is conducting a private offering that commenced on October 25, 2016 (the “Offering”) of up to $500,000 in Class P Shares of common stock (the “Class P Shares”), pursuant to a private placement memorandum. The purchase price per Class P Share is equal to $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, is the dealer manager for the Offering.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

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

Repurchase Agreements

The Company enters into Master Repurchase Agreements (each, an “MRA”) that allow the Company to sell real estate loans and securities while providing a fixed repurchase price for the same real estate loans and securities in the future.  Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the MRAs, the respective lender retains the right to mark the underlying collateral to fair value.

Equity-Based Compensation

In accordance with the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares are issued to independent directors as compensation. The Company recognizes expense related to the fair value of equity-based compensation awards as operating expense in the consolidated statements of operations. The Company recognizes expense based on the fair value at the grant dated on a straight-line basis over the vesting period representing the requisite service period.  See Note 10 – “Equity-Based Compensation” for further information.

Income Taxes

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2017 and qualifies for taxation as a REIT. The Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income, subject to certain adjustments, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of December 31, 2018 or 2017. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2018. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2018, and 2017 or for the period from September 13, 2016 (inception) through December 31, 2016. As of December 31, 2018, returns for the calendar years 2016 and 2017 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses.

As of December 31, 2017, the Company had reversed a deferred tax asset and valuation allowance related to its activities. As a REIT, the Company is not expected to pay federal income tax at the REIT level, but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use net operating losses to offset its REIT taxable income, the Company generally does not expect to pay taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets.

For the year ended December 31, 2017 the Company has incurred $58 in current income tax expense in a consolidated taxable REIT subsidiary.  This tax is comprised of $42 in federal and $16 in state income tax expense.  The majority of this expense was related to the receipt of a one-time prepayment penalty interest received on the early pay-off of one investment.

For the year ended December 31, 2018, the Company has recognized $13 as a current income tax benefit in a consolidated taxable REIT subsidiary.  This benefit is primarily comprised of a $13 refund in state income tax.

For the period from September 13, 2016 (inception) through December 31, 2016, no income tax expense or benefit was recorded.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Distributions Payable

Distributions payable represent distributions declared as of the balance sheet date which are payable to stockholders.

Per Share Data

The Company calculates basic and diluted earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents.  For further information about the Company’s calculation of EPS, see Note 7 – “Net Income (Loss) Per Share.”

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

Note 3 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2018:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	16	$241,225	$(2,152)	$239,073	6.4%	2.2
Credit loans	2	10,500	—	10,500	9.2%	7.5
Total and average	18	$251,725	$(2,152)	$249,573	6.5%	2.5

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2017:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	2	$24,951	$(357)	$24,594	6.1%	3.0
Credit loans	1	7,500	—	$7,500	9.2%	9.8
Total and average	3	$32,451	$(357)	$32,094	6.8%	4.6

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Credit Characteristics

As part of the Company’s process for monitoring the credit quality of its investments, it performs a quarterly asset review of the investment portfolio and assigns risk ratings to each of its loans and CMBS. Risk factors include payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location, as well as national and regional economic factors. To determine the likelihood of loss, the loans are rated on a 5-point scale as follows:

Investment Grade	Investment Grade Definition
1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Performing investment requiring closer monitoring. Trends and risk factors show some deterioration. Collection of principal and interest is still expected.
4	Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming investment with expected loss of interest and some principal.

All investments are assigned an initial risk rating of 2 at origination.

As of December 31, 2018, 17 loans had a risk rating of 2 and one had a risk rating of 3. As of December 31, 2017, all loans had a risk rating of 2. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations.

The table below shows the securities as of December 31, 2018 and 2017:

December 31, 2018

Number of Positions	External Credit Rating	Collateral	Weighted Average Coupon	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2	AAA	Hospitality	3.4%	0.7	$20,310	$20,310	$—	$(277)	$20,033
1	AA-	Hospitality	3.5%	1.4	2,000	1,998	—	(31)	1,967
5	BB-	Retail, Hospitality	5.3%	1.6	38,512	38,438	—	(460)	37,978
2	Unrated	Hospitality	7.7%	1.4	32,700	31,715	—	(475)	31,240
10			5.7%	1.3	$93,522	$92,461	$—	$(1,243)	$91,218

December 31, 2017

Number of Positions	External Credit Rating	Collateral	Weighted Average Coupon	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
1	BB-	Retail	4.9%	1.5	$5,079	$5,079	$—	$(1)	$5,078
2	AAA	Hospitality	2.4%	1.7	20,879	20,879	36	—	20,915
3			2.9%	1.7	$25,958	$25,958	$36	$(1)	$25,993

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

At December 31, 2018, the Company held 10 CMBS with a total carrying value of $91,218 with a total unrealized loss of $1,243. As of December 31, 2018, the amortized cost was $1,061 less than the par value of $93,522 due to three real estate securities purchased at a discount. As of December 31, 2017, the Company held three CMBS with a total carrying value of $25,993 with a net unrealized gain of $35. As of December 31, 2017, amortized cost equaled par value since there were no discounts or premiums on real estate securities. As of December 31, 2018 and 2017, no position had an unrealized loss for a period greater than 12 months. The Company did not have any realized gains or losses during the years ended December 31, 2018 and 2017.

As of December 31, 2018, each of the CMBS were assigned an internal risk rating of 2.  While the CMBS were reviewed for credit quality, the Company did not begin assigning a risk rating until December 31, 2018.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, a wholly-owned subsidiary of the Company entered into an MRA (the “Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  In August 2018, the Repo Facility increased from a $100,000 maximum advance amount to a $175,000 maximum advance amount, subject to adjustment up to $250,000, which the Company expects to use to finance the acquisition or origination of eligible loans. The Repo Facility acts in the manner of a revolving credit facility that can be repaid as the Company's assets are paid off and re-drawn as advances against new assets.  Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. In November 2018, the maturity date of the Repo Facility was extended to November 2019 and in January 2019, the Repo Facility was further amended, amongst other adjustments, to increase the maximum advance amount to $250,000.  In addition, the Repo Facility is generally subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of December 31, 2018.  The details of the Repo Facility as of December 31, 2018 are as follows:

				Weighted Average
Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

$175,000	$164,410	$299	$225,075	4.71%	317

(1)	Excluding $77 of unamortized debt issuance costs

The Company had not entered into the Repo Facility or any MRA for commercial mortgage loans as of  December 31, 2017.

Real Estate Securities

The Company entered into two MRAs for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9
As of December 31, 2017	$17,113	$24	$19,946	2.27%	7

In addition, the MRAs are generally subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of December 31, 2018.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Note 6 – Stockholders’ Equity

During the year ended December 31, 2018, pursuant to the Offering, the Company issued 4,209,178 Class P Shares at an average price of $27.10 per share with total net proceeds of $105,264 after offering costs of $8,806.  In addition, the Company incurred $562 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuances.

During the year ended December 31, 2017, the Company issued 1,495,692 Class P Shares at an average price of $27.01 per share with total net proceeds of $37,488 after offering costs of $2,918. In addition, the Company incurred $997 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuances.

Distributions

The Company’s board of directors has declared cash distributions payable to stockholders of record on each calendar day from December 5, 2016 through December 31, 2016, in an amount per share equal to 1/366th of $1.92, and from January 1, 2017 through December 31, 2018, in an amount per share equal to 1/365th of $1.92. It is anticipated that the board of directors will continue to authorize, and we will continue to declare and pay, distributions with a daily record date, paid monthly in arrears, on the Class P Shares with an aggregate annual distribution of $1.92 per Class P Share. The table below presents the distributions paid and declared during the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, distributions declared but not yet paid amounted to $941 and $258, respectively.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Distributions paid	$6,326	$1,237	$—
Distributions declared	$7,008	$1,462	$33

Note 7 – Net Income (Loss) Per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents.  The Company’s common share equivalents are unvested restricted shares.  For the year ended December 31, 2018, 167 additional shares related to restricted shares were included in the computation of diluted earnings per share, because the effect of those common share equivalents were dilutive. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were no antidilutive restricted shares for the year ended December 31, 2018. For the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016, no restricted shares were issued or outstanding, respectively. For further information about the Company’s restricted shares, see Note 10 – “Equity Based Compensation.”

The following table is a summary of the basic and diluted net income (loss) per share computation for the years ended December 31, 2018 and 2017, and for the period from September 13, 2016 (inception) through December 31, 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from September 13, 2016 (inception) through December 31, 2016
Net income (loss)	$2,069	$81	$(31)
Weighted average shares outstanding, basic	3,638,407	757,025	142,443
Weighted average shares outstanding, diluted	3,638,574	757,025	142,443
Net income (loss) per share, basic and diluted	$0.57	$0.11	$(0.22)

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its real estate loans if the borrower meets certain conditions.  As of December 31, 2018 and 2017, the Company had thirteen and two commercial mortgage loans, respectively, with a total remaining future funding commitment of $30,343 and $9,700, respectively. The Company would advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Transactions with Related Parties

As of December 31, 2018 and 2017, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (iii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2018, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased; and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the years ended December 31, 2018 and 2017 and the period from September 13, 2016 (inception) through December 31, 2016.:

	Year Ended	Year Ended	Period from September 13, 2016 (inception) through	Payable as of December 31,
	December 31, 2018	December 31, 2017	December 31, 2016	2018	2017
Organization and offering expense reimbursement (1)	$562	$997	$975	$512	$1,503
Selling commissions and dealer manager fee (2)	7,259	2,457	—	—	—
Advisory fee (3)	2,540	—	—	1,161	—
Operating expense reimbursement (4)	14	224	21	7	9
Total	$10,375	$3,678	$996	$1,680	$1,512

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee is paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee is calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor waived the advisory fee for all periods prior to April 1, 2018.  As a result, there was no advisory fee for the year ended December 31, 2017 and for the period from September 13, 2016 (inception) through December 31, 2016.

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

Under the RSP, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 for the year ended December 31, 2018. As of December 31, 2018, the Company had $22 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 2.17 years. There were no restricted shares issued under the RSP in 2017 or 2016.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2017	—	$—	$—
Granted	1,200	30	30
Vested	—	—	—
Converted	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2018	1,200	30	30

Note 11 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – “Summary of Significant Accounting Policies”):

	December 31, 2018				December 31, 2017
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$91,218	—	$91,218	—	$25,993	—	$25,993	—

The Company did not transfer any assets within fair value levels during the years ended December 31, 2018 and 2017.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.  The following table details the carrying amount and fair value of the financial instruments described in Note 2:

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$27,530	$27,530	$1,311	$1,311
Restricted cash	967	967	95	95
Commercial mortgage loans, net	249,573	250,156	32,094	32,094
Total	$278,070	$278,653	$33,500	$33,500
Financial liabilities
Repurchase agreements - real estate securities	$61,871	$61,871	$17,113	$17,113
Repurchase agreements - commercial mortgage loans	164,333	164,333	—	—
Total	$226,204	$226,204	$17,113	$17,113

The following describes our methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents was based on the bank balance and was a Level 1 fair value measurement.
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

Note 12 – Subsequent Events

The Company has evaluated subsequent events through March 12, 2019, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Director Stock Awards

On January 7, 2019, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30.  The Class P Shares will vest in equal one-third increments on January 7, 2020, 2021 and 2022.  The Class P Shares were issued under the Company’s independent directors’ compensation plan.

Sale of Common Stock

As of March 11, 2019, the Company had 7,197,665 shares of common stock outstanding and had raised proceeds from the Offering since December 31, 2018 and since inception as follows:

Source of Capital	January 1, 2019 through March 11, 2019	Total
Class P Shares	$33,851	$194,268

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Distributions

The Company’s board of directors declared distributions payable to stockholders of record of Class P Shares each day beginning on the close of business December 1, 2018 through the close of business March 31, 2019.  Through that date distributions were declared in a daily amount equal to $0.005260274 per Class P Share, based on a 365-day period.

The table below sets forth the distributions declared for Class P Shares.

Distributions Declared Per Share
Distribution Period	Month Distribution Paid	Distribution Amount
December 2018	January 2019	$941
January 2019	February 2019	$1,004
February 2019	March 2019	$976