Form 10-Q
period 2019-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2019-05-10
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (800) 826-8228

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 9, 2019, there were 8,126,172 shares of the Registrant’s Class P Common Stock outstanding and no shares outstanding of the Registrant’s Class A, Class T, Class S, Class D and Class I Common Stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$29,519	$27,530
Restricted cash	471	967
Real estate securities at fair value	98,122	91,218
Commercial mortgage loans at cost, net of allowance for loan loss of $0	322,222	249,573
Deferred debt finance costs	685	518
Deferred offering costs	1,323	1,201
Accrued interest receivable	1,154	994
Prepaid expenses and other assets	29	22
Total assets	$453,525	$372,023
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	$71,436	$61,871
Repurchase agreements—commercial mortgage loans	195,463	164,333
Loan fees payable	150	100
Due to related parties	1,609	1,680
Interest payable	443	427
Distributions payable	1,189	941
Accrued expenses	852	399
Total liabilities	271,142	229,751
Stockholders’ Equity:
Class P common stock, $0.001 par value, 450,000,000 shares authorized, 7,525,008 and 5,940,744 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	8	6
Additional paid in capital (net of offering costs of $14,748 and $11,724 at March 31, 2019 and December 31, 2018, respectively)	188,309	148,650
Distributions in excess of earnings	(5,934)	(6,384)
Total stockholders’ equity	182,383	142,272
Total liabilities and stockholders’ equity	$453,525	$372,023

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three-months ended March 31,
	2019	2018
Interest income:
Interest income	$6,493	$830
Less: Interest expense	(2,755)	(103)
Net interest income	3,738	727
Operating expenses:
Advisory fee	1,531	—
Debt finance costs	195	65
Directors compensation	21	22
Professional service fees	150	116
Other expenses	84	59
Total operating expenses	1,981	262
Other income:
Unrealized gain in value of real estate securities	1,808	31
Realized loss on the sale of real estate securities	(43)	—
Other interest income	98	—
Total other income	1,863	31
Net income	$3,620	$496
Net income per share basic and diluted	$0.54	$0.23
Weighted average number of shares
Basic	6,676,846	2,119,814
Diluted	6,677,279	2,119,831

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three-months ended March 31, 2019 and 2018

(Unaudited, dollar amounts in thousands)

For the three-months ended March 31, 2019:

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2018	5,940,744	$6	$148,650	$(6,384)	$142,272
Proceeds from issuance of common stock	1,583,864	2	42,678	—	42,680
Offering costs	—	—	(3,024)	—	(3,024)
Net income	—	—	—	3,620	3,620
Distributions declared ($0.48 per share)	—	—	—	(3,170)	(3,170)
Equity based compensation	400	—	5	—	5
Balance as of March 31, 2019	7,525,008	$8	$188,309	$(5,934)	$182,383

For the three-months ended March 31, 2018:

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2017	1,733,392	$2	$43,428	$(1,445)	$41,985
Proceeds from issuance of common stock	742,853	1	20,147	—	20,148
Offering costs	—	—	(1,575)	—	(1,575)
Net income	—	—	—	496	496
Distributions declared ($0.48 per share)	—	—	—	(1,008)	(1,008)
Equity based compensation	—	—	1	—	1
Balance as of March 31, 2018	2,476,245	3	62,001	(1,957)	60,047

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the Three-months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$3,620	$496
Adjustments to reconcile net income to cash provided by operations:
Net realized loss on real estate securities	43	—
Net unrealized gain on real estate securities	(1,808)	(31)
Amortization of equity based compensation	5	1
Amortization of debt finance costs to operating expense	195	65
Amortization of debt finance costs to interest expense	22	1
Amortization of bond discount	(177)	—
Amortization of origination fees	(268)	(27)
Amortization of deferred exit fees	(131)	—
Changes in assets and liabilities:
Accrued interest receivable	(159)	(24)
Accrued expenses	(91)	22
Due to related parties	350	(7)
Prepaid expenses and other assets	(7)	(18)
Other liabilities	67	116
Net cash provided by operating activities	1,661	594
Cash flows from investing activities:
Origination of commercial loans	(72,868)	(19,560)
Origination fees received on commercial loans	618	131
Purchase of real estate securities	(14,884)	(5,000)
Real estate securities sold	9,211	77
Real estate securities principal pay-down	710	—
Net cash used in investing activities	(77,213)	(24,352)
Cash flows from financing activities:
Proceeds from issuance of common stock	42,680	20,148
Payment of offering costs	(3,024)	(1,575)
Proceeds from repurchase agreements	269,791	65,647
Principal repayments of repurchase agreements	(229,099)	(54,689)
Debt finance costs	(381)	(532)
Distributions paid	(2,922)	(882)
Net cash provided by financing activities	77,045	28,117
Net change in cash, cash equivalents and restricted cash	1,493	4,359
Cash, cash equivalents and restricted cash at beginning of period	28,497	1,406
Cash, cash equivalents and restricted cash at end of period	$29,990	$5,765
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$(422)	$(157)
Interest paid	$2,739	$102
Distributions payable	$1,189	$385

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including floating rate first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), and senior unsecured debt of publicly traded real estate investment trusts (“REITs”). The Company may also invest in select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the Operating Partnership.  The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors. The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an advisory agreement dated April 29, 2019 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”).

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, pursuant to a sub-advisory agreement between the Advisor and the Sub-Advisor dated April 29, 2019. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value; (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019, under the heading Note 2 - Summary of Significant Accounting Policies. There have been no changes to the Company’s significant accounting policies for the three-months ended March 31, 2019.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

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

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

insurance coverage limits. The Company believes that the risk will not be significant, as the Company does not anticipate the financial institutions’ non-performance.

Restricted cash represents cash the Company is required to hold in a segregated account.  As of March 31, 2019 and December 31, 2018, the restricted cash was held as additional collateral on real estate securities repurchase agreements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$29,519	$27,530
Restricted cash	471	967
Total cash, cash equivalents, and restricted cash	$29,990	$28,497

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

Note 3 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of March 31, 2019:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	19	$314,093	$(2,371)	$311,722	6.5%	2.0
Credit loans	2	10,500	—	10,500	9.2%	7.2
Total and average	21	$324,593	$(2,371)	$322,222	6.6%	2.1

The following is a summary of the Company’s commercial mortgage loans held for investment as December 31, 2018:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	16	$241,225	$(2,152)	$239,073	6.4%	2.2
Credit loans	2	10,500	—	10,500	9.2%	7.5
Total and average	18	$251,725	$(2,152)	$249,573	6.5%	2.5

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

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

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

All investments are assigned an initial risk rating of 2 at origination or acquisition.

As of March 31, 2019, 20 loans had a risk rating of 2 and one had a risk rating of 3. As of December 31, 2018, 17 loans had a risk rating of 2 and one had a risk rating of 3. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations.

The table below shows the Company’s real estate securities as of March 31, 2019 and December 31, 2018:

March 31, 2019

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Realized Losses
3	AAA	Hospitality, Office	3.3%	0.7	$20,412	$20,308	$9	$(46)	$20,271	$(43)
1	AA-	Hospitality	3.5%	1.1	2,000	1,999	—	(11)	1,988	—
5	BB-	Retail, Hospitality	5.3%	1.3	38,445	38,383	150	(22)	38,511	—
2	Unrated	Hospitality	7.7%	1.1	37,700	36,868	484	—	37,352	—
11			5.8%	1.1	$98,557	$97,558	$643	$(79)	$98,122	$(43)

December 31, 2018

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2	AAA	Hospitality	3.4%	0.7	$20,310	$20,310	$—	$(277)	$20,033
1	AA-	Hospitality	3.5%	1.4	2,000	1,998	—	(31)	1,967
5	BB-	Retail, Hospitality	5.3%	1.6	38,512	38,438	—	(460)	37,978
2	Unrated	Hospitality	7.7%	1.4	32,700	31,715	—	(475)	31,240
10			5.7%	1.3	$93,522	$92,461	$—	$(1,243)	$91,218

At March 31, 2019, the Company held 11 CMBS with a total carrying value of $98,122 including a total unrealized gain of $643 and a total unrealized loss of $79. As of March 31, 2019, the amortized cost was $999 less than the par value of $98,557 due to five real estate securities purchased at a discount. At December 31, 2018, the Company held 10 CMBS with a total carrying value of $91,218 including a total unrealized loss of $1,243. As of December 31, 2018, the amortized cost was $1,061 less than the par value of $93,522

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

due to three real estate securities purchased at a discount. As of March 31, 2019 and December 31, 2018, no position had an unrealized loss for a period greater than 12 months. During the three-months ended March 31, 2019, the Company sold real estate securities for $9,211 that resulted in realized losses of $43. The Company did not have any realized gains or losses during the year ended December 31, 2018.

As of March 31, 2019 and December 31, 2018, each of the CMBS were assigned an internal risk rating of 2.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  The Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. The initial term of the Repo Facility was 12 months and the Company extended the maturity date in February 2019 to February 2020. The Repo Facility is used to finance eligible loans and acts in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets. Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of March 31, 2019 and December 31, 2018.

The details of the Repo Facility as of March 31, 2019 and December 31, 2018 are as follows:

					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of March 31, 2019	$250,000	$195,536	$360	$272,093	4.73%	319
As of December 31, 2018	$175,000	$164,410	$299	$225,075	4.71%	317

(1)	Excluding $73 and $77 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

Real Estate Securities

The Company entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of March 31, 2019	$71,436	$83	$98,146	3.87%	16
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9

In addition, the master repurchase agreements are subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of March 31, 2019 and December 31, 2018.

Note 6 – Stockholders’ Equity

During the three-months ended March 31, 2019, pursuant to a private offering that commenced on October 25, 2016 (the “Offering”), the Company issued 1,583,864 shares of Class P common stock (“Class P Shares”) at an average price of $26.94 per share with total net proceeds of $39,656 after offering costs of $3,024. In addition, the Company incurred $112 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuances.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

During the three-months ended March 31, 2018, the Company issued 742,853 Class P Shares at an average price of $27.12 per share with total net proceeds of $18,572 after offering costs of $1,575. In addition, the Company incurred $122 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor from future stock issuance.

Distributions

The Company currently pays distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. The table below presents the distributions paid and declared during the three-months ended March 31, 2019 and 2018.

	Three-months ended March 31,
	2019	2018
Distributions paid	$2,922	$882
Distributions declared	$3,170	$1,008

As of March 31, 2019 and December 31, 2018 distributions declared but not yet paid amounted to $1,189 and 941, respectively.

Note 7 – Net Income Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by the common shares plus common share equivalents.  The Company’s common share equivalents are unvested restricted shares.  For the three-months ended March 31, 2019 and 2018, 433 and 17, respectively, additional shares related to restricted shares were included in the computation of diluted earnings per share, because the effect of those common share equivalents were dilutive. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were no antidilutive restricted shares for the three-months ended March 31, 2019 and 2018. For further information about the Company’s restricted shares, see Note 10 – “Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income per share computation for the three-months ended March 31, 2019 and 2018:

	Three-months ended March 31,
	2019	2018
Net income	$3,620	$496
Weighted average shares outstanding, basic	6,676,846	2,119,814
Weighted average shares outstanding, diluted	6,677,279	2,119,831
Net income per share, basic and diluted	$0.54	$0.23

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions.  As of March 31, 2019 and December 31, 2018, the Company had 15 and 13 CRE loans, respectively, with a total remaining future funding commitment of $26,745 and $30,343, respectively. The Company would advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Transactions with Related Parties

As of March 31, 2019, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was $25.00 (the “Transaction Price”), with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such Class P Shares were purchased; and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of March 31, 2019, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such Class P Shares were purchased; and (ii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three-months ended March 31, 2019 and 2018 and the amount due to related parties at March 31, 2019 and December 31, 2018:

	Three-months ended March 31,		Payable as of March 31,	Payable as of December 31,
	2019	2018	2019	2018
Organization and offering expense reimbursement(1)	$112	$122	$76	$512
Selling commissions and dealer manager fee(2)	2,485	1,296	—	—
Advisory fee(3)	1,531	—	1,531	1,161
Operating expense reimbursement(4)	2	2	2	7
Total	$4,130	$1,420	$1,609	$1,680

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

(2)

Inland Securities Corporation, the Company’s dealer manager (the “Dealer Manager”) and an affiliate of the Advisor, receives selling commissions up to 5%, and a dealer manager fee up to 3%, of the Transaction Price for each Class P Share sold in the Offering, the majority of which is paid to third-party broker-dealers.

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee is paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee is calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor waived the advisory fee for all periods prior to April 1, 2018.  As a result, there was no advisory fee for the three-months ended March 31, 2018.

(4)

The Company reimburses the Advisor or its affiliates for out-of-pocket expenses that it incurs in connection with providing services to the Company, provided that the Company does not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments).

Note 10 – Equity-Based Compensation

Under the Company’s Independent Director Restricted Share Plan (“RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

requisite service period. On January 7, 2019, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30.  The restricted Class P Shares will vest in equal one-third increments on January 7, 2020, 2021 and 2022. On March 1, 2018, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30.  The restricted Class P Shares will vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Compensation expense associated with the restricted shares issued to the independent directors was $5 and $1, in the aggregate, for the three-months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $47 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 2.34 years.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,200	$30	$30
Granted	1,200	30	30
Vested	(400)	(10)	(10)
Converted	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2019	2,000	50	50

Note 11 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies included in the Annual Report) as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$98,122	—	$98,122	—	$91,218	—	$91,218	—

The Company did not transfer any assets within fair value levels during the three-months ended March 31, 2019 or during the year ended December 31, 2018.

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value.  The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$29,519	$29,519	$27,530	$27,530
Restricted cash	471	471	967	967
Commercial mortgage loans, net	322,222	326,186	249,573	250,156
Total	$352,212	$356,176	$278,070	$278,653
Financial liabilities
Repurchase agreements - real estate securities	$71,436	$71,436	$61,871	$61,871
Repurchase agreements - commercial mortgage loans	195,463	195,463	164,333	164,333
Total	$266,899	$266,899	$226,204	$226,204

The following describes our methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents and restricted cash was based on the bank balance and was a Level 1 fair value measurement.
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

Note 12 – Subsequent Events

The Company has evaluated subsequent events through May 10, 2019, the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Initial Public Offering

On March 22, 2019, the Company filed a Registration Statement on Form S-11 (File No. 333-230465) (the “Registration Statement”) to register up to $2,350,000 in shares of common stock (the “IPO”). On May 3, 2019, the SEC declared effective the Registration Statement.

Charter Amendment and Supplement

On April 29, 2019, the Company filed Articles of Amendment with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) (i) to modify the number of shares the Company has authority to issue under its charter from 500,000,000 to 3,050,000,000, consisting of 3,000,000,000 Class P common shares and 50,000,000 shares of preferred stock, and (ii) to modify the aggregate par value of all authorized shares of stock from $500 to $3,050.

On April 29, 2019, the Company also filed Articles Supplementary with SDAT to reclassify and designate: (i) 500,000,000 authorized but unissued Class P common shares as Class A common shares; (ii) 500,000,000 authorized but unissued Class P common shares as Class D common shares; (iii) 500,000,000 authorized but unissued Class P common shares as Class I common shares; (iv) 500,000,000 authorized but unissued Class P common shares as Class S common shares; and (v) 500,000,000 authorized but unissued Class P common shares as Class T common shares.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited, dollar amounts in thousands, except share data)

Advisory and Sub-Advisory Agreements

On April 29, 2019, the Company and the Operating Partnership, entered into a First Amended and Restated Advisory Agreement with the Advisor, which supersedes and replaces the Advisory Agreement dated as of October 25, 2016, among the Company, the Operating Partnership and the Advisor.

On April 29, 2019, the Advisor entered into a First Amended and Restated Sub-Advisory Agreement with the Sub-Advisor, which supersedes and replaces the Sub-Advisory Agreement dated as of October 25, 2016, between the Advisor and the Sub-Advisor.

Dealer Manager Agreement

On April 29, 2019, the Company entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which the Dealer Manger will serve as the exclusive dealer manager for the IPO on a best efforts basis.

JP Morgan Line

On May 6, 2019, the Company’s wholly owned subsidiary entered into an Uncommitted Master Repurchase Agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150.0 million in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. The JPM Repo Facility acts in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.25%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions the Company’s option, which may be exercised upon the satisfaction of certain conditions.

Sale of Common Stock

As of May 9, 2019, the Company had 8,126,172 shares of common stock outstanding and from April 1, 2019 through May 9, 2019, the Company raised proceeds from the Offering as follows:

Source of Capital	April 1, 2019 through May 9, 2018	Total
Class P Shares	$16,248	$219,356

Distributions

The Company’s board of directors declared distributions payable to stockholders of record of Class P Shares each day beginning on the close of business April 1, 2019 through the close of business July 31, 2019.  Through that date distributions were declared in a daily amount equal to 1/365th of $1.92 per share.

The table below sets forth the distributions paid in cash monthly in arrears:

Distribution Period	Month Distribution Paid	Distribution Amount
March 2019	April 2019	$1,189
April 2019	May 2019	$1,228

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

The following discussion and analysis relates to the three-months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q. All dollar amounts are stated in thousands, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including floating rate first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating rate CRE securities such as commercial mortgage-backed securities (“CMBS”) and senior unsecured debt of publicly traded REITs. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint Operating Partnership, LP (our “Operating Partnership”), of which we are the sole general partner.  We are externally managed by our Advisor, an indirect subsidiary of Inland Real Estate Investment Corporation. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

We are conducting a private offering that commenced on October 25, 2016 (the “Offering”) of up to $500,000 in Class P Shares pursuant to a private placement memorandum dated October 25, 2016. The purchase price per Class P Share currently equals $25.00 plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses are paid. Inland Securities Corporation, an affiliate of our Advisor, is our dealer manager for the Offering.  As of May 9, 2019, we had received and accepted investors’ subscriptions for and issued 8,129,184 Class P Shares in the Offering, resulting in gross proceeds of $219,356. As of May 9, 2019, $280,719 of Class P Shares remained to be sold in the Offering.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019, under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the three-months ended March 31, 2019.

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

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of March 31, 2019 and December 31, 2018:

Floating vs. Fixed Rate:

March 31, 2019	December 31, 2018

Investments by Loan Type:

March 31, 2019	December 31, 2018

Investments by Property Type:

March 31, 2019	December 31, 2018

Investments by Region:

March 31, 2019	December 31, 2018

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our portfolio as of March 31, 2019 compared to December 31, 2018 were primarily due to the new loans originated and real estate securities purchased during the period.  Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant.  We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of March 31, 2019	As of December 31, 2018

Principal balance of first mortgage loans	$314,093	$241,225
Number of first mortgage loans	19	16
Principal balance of credit loans	$10,500	$10,500
Number of credit loans	2	2
Total balance of loans	$324,593	$251,725
Total number of loans	21	18
Weighted average interest rate (1)	6.6%	6.5%
Weighted average yield (1)	6.6%	6.6%

(1)

Interest rate is the stated rate on the loan. Yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

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

The table below presents information for each of our commercial mortgage loans as of March 31, 2019:

	Origination Date	Loan Type (1)	Principal Balance	Interest Rate (2)	Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,385	L+4.70%	7.2%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	14,395	L+4.50%	7.0%	12/9/20	12/9/22	VA	Office	55%	2
3	3/22/18	First mortgage	16,204	L+3.75%	6.2%	4/9/21	4/9/23	CO	Retail	74%	3
4	4/10/18	First mortgage	6,635	L+3.50%	6.0%	4/9/21	4/9/23	OR	Multifamily	73%	2
5	5/4/18	First mortgage	31,000	L+4.00%	6.5%	5/9/21	5/9/23	PA	Industrial	64%	2
6	5/17/18	First mortgage	6,440	L+4.50%	7.0%	6/9/21	6/9/23	NC	Multifamily	54%	2
7	6/26/18	First mortgage	21,203	L+3.10%	5.6%	7/9/20	7/9/23	TX	Multifamily	60%	2
8	8/21/18	First mortgage	13,617	L+3.65%	6.1%	9/9/21	9/9/23	AZ	Multifamily	80%	2
9	9/7/18	First mortgage	23,255	L+3.75%	6.2%	9/9/21	9/9/23	TX	Office	73%	2
10	9/19/18	First mortgage	8,197	L+3.70%	6.2%	10/9/21	10/9/23	TX	Multifamily	68%	2
11	10/12/18	First mortgage	16,791	L+4.00%	6.5%	10/9/20	10/9/23	TX	Multifamily	76%	2
12	10/30/18	First mortgage	6,509	L+3.85%	6.3%	11/9/21	11/9/23	TX	Multifamily	76%	2
13	11/16/18	First mortgage	5,200	L+3.90%	6.4%	12/9/21	12/9/23	CA	Multifamily	64%	2
14	11/20/18	First mortgage	25,245	L+3.30%	5.8%	12/9/20	12/9/23	FL	Multifamily	78%	2
15	12/13/18	First mortgage	23,500	L+5.05% (6)	7.5%	12/9/20	12/9/21	IL	Hospitality	72%	2
16	12/20/18	First mortgage	16,150	L+4.20%	6.7%	1/9/22	1/9/24	AL	Hospitality	64%	2
17	1/24/19	First mortgage	14,200	L+3.40%	5.9%	2/9/22	2/9/24	NV	Multifamily	76%	2
18	1/25/19	First mortgage	9,167	L+3.45%	5.9%	2/9/22	2/9/24	IL	Multifamily	78%	2
19	3/22/19	First mortgage	42,000	L+4.60%	7.0%	7/9/20	1/1/21	NY	Mixed Use	33%	2
20	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
21	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	4/1/23	FL	Hospitality	68%	2
			$324,593		6.6%					65%	2

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Interest rate is the stated rate on the loan. Yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of March 31, 2019 using LIBOR of 2.49450%.

(3)	Original maturity is the first maturity on the loan and the maximum maturity assumes all extension options are exercised.
(4)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(5)

Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See Note 3 – “Commercial Mortgage Loans Held for Investment" which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

(6)	Interest rate increases to L+5.30% on the payment date in January 2020.

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

	As of March 31, 2019	As of December 31, 2018
Outstanding balance (fair market value)	$98,122	$91,218
Number of real estate securities	11	10
Weighted average interest rate (1)	5.8%	5.7%
Average years to maturity	1.1	1.3
Weighted average yield (2)	6.5%	5.6%
Portfolio ratings % of total outstanding:
AAA	21.0%	22.0%
AA-	2.0%	2.0%
BB-	39.0%	41.0%
Unrated	38.0%	35.0%

(1)	The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.
(2)	The weighted average yield is calculated as interest income divided by the average carrying value.

We entered into master repurchase agreements to fund our investment portfolio.  As of March 31, 2019 and December 31, 2018, we had total borrowings of $266,899 (which is net of $73 of unamortized debt issuance costs) and $226,204 (which is net of $77 of unamortized debt issuance costs), respectively.  During the three-months ended March 31, 2019 and the year ended December 31, 2018, we had weighted average borrowings of $243,698 and $99,221 and weighted average borrowing costs of 4.5% and 4.1%, respectively.  The increase in borrowings combined with the proceeds from the Offering were used to fund the growth in our investment portfolio.

The increase in the size of our portfolio is due to investing the proceeds of the Offering on a levered basis to purchase additional real estate securities.  The change in weighted average interest rate, weighted average yield and average years to maturity were due to the change in the portfolio composition.

The change in the ratings of our real estate securities was due to the change in the composition of our assets as we invested the capital from the Offering.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS.  Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. Each real estate security had a credit rating of 2 as of March 31, 2019.  While quarterly reviews were performed for real estate securities, an internal risk rating was not assigned prior to December 31, 2018.  See Note 4 – “Real Estate Securities" which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Results of Operations

Comparison of the Three-Months Ended March 31, 2019 to the Three-Months Ended March 31, 2018

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Months Ended March 31,
	2019			2018
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$95,942	$1,553	6.5%	$27,698	$216	3.1%
Commercial mortgage loans	278,112	4,940	7.1%	34,545	614	7.1%
Total/Weighted Average	$374,054	$6,493	6.9%	$62,243	$830	5.3%
Interest-bearing liabilities:
Repurchase agreements—securities	$67,179	$642	3.8%	$15,173	$89	2.4%
Repurchase agreements—commercial mortgage loans	176,519	2,113	4.8%	1,343	14	4.1%
Total/Weighted Average	$243,698	$2,755	4.5%	$16,516	$103	2.5%
Net interest income/spread		$3,738	2.4%		$727	2.8%
Average leverage %(4)	186.9%			36.1%
Weighted average levered yield(5)			11.5%			6.4%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offering and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Offering.

Operating Expenses

Operating expenses for the three-months ended March 31, 2019 and 2018 consisted of the following:

	Three-Months Ended March 31,
	2019	2018
Advisory fee	$1,531	$—
Debt finance costs	195	65
Directors compensation	21	22
Professional service fees	150	116
Other expenses	84	59
Total operating expenses	$1,981	$262

Total operating expenses for the three-months ended March 31, 2019 and 2018 were $1,981 and $262, respectively. The increase in the advisory fee during the three-months ended March 31, 2019, compared to the three-months ended March 31, 2018 was due to the Advisor waiving the fee for all periods prior to April 1, 2018. During 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement with Column Financial, Inc. as administrative agent for certain of its affiliates (the “Repo Facility”) and incurred costs which are deferred over the term of the Repo Facility. The increase in debt finance costs was due to additional fees incurred to increase the maximum advance amount and extend the term.

Other Income

For the three-months ended March 31, 2019 and 2018, other income was $1,863 and $31, respectively. Our real estate securities created net gains of $1,765 and $31, respectively, during the three-months ended March 31, 2019 and 2018. The net gains were due to an unrealized gain of $1,808 and a realized loss of $43 during the three-months ended March 31, 2019 and an unrealized gain of $31 during the three-months ended March 31, 2018.  The changes were the result of the changes in market conditions that affected the price of our securities. Other interest income increased $98 from an investment in U.S. Treasury bills during the three-months ended March 31, 2019. We did not have any investments in U.S. Treasury bills during the three-months ended March 31, 2018.

Net Income

For the three-months ended March 31, 2019 and 2018, our net income was $3,620 and $496, or $0.54 and $0.23 per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offering and borrowings.

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

Our FFO and MFFO are calculated as follows:

	Three-months ended March,
	2019	2018
GAAP net income	$3,620	$496
Funds from operations	$3,620	$496

Amortization of (discount) premium on real estate securities	(177)	—
Unrealized gain on real estate securities	(1,808)	(31)
Amortization of debt financing costs	195	65
Modified funds from operations	$1,830	$530

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

Cash Flow Analysis

	Three-months Ended March 31,		Change
	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$1,661	$594	$1,067
Net cash used in investing activities	$(77,213)	$(24,352)	$(52,861)
Net cash provided by financing activities	$77,045	$28,117	$48,928

We held cash, cash equivalents and restricted cash of $29,990 and $28,497 as of March 31, 2019 and December 31, 2018, respectively. Our cash, cash equivalents and restricted cash increased due to normal fluctuations and were primarily related to the net proceeds from the Offering and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $1,661 and $594 for the three-months ended March 31, 2019 and 2018, respectively.  The increase in cash from operating activities was due to the increase in the size of our investment portfolio.

Our investing activities used net cash of  $77,213 and $24,352 for the three-months ended March 31, 2019 and 2018, respectively. The primary driver of the change was due to the origination of mortgage loans and purchase of real estate securities as we invested the proceeds of the Offering on a levered basis.

Our financing activities provided net cash of $77,045 and $28,117 for the three-months ended March 31, 2019 and 2018, respectively. The contributions came from $40,692 in net proceeds from our repurchase agreement financing and $39,656 in net proceeds from the issuance of our common stock for the three-months ended March 31, 2019.  For the three-months ended March 31, 2018, the contributions came from $10,958 in net proceeds from our repurchase agreement financing and $18,573 in net proceeds from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into the Repo Facility. The Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. The initial term of the Repo Facility was 12 months and we extended the maturity date in February 2019 to February 2020. The Repo Facility is used to finance eligible loans and acts in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets. Advances under the Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The Repo Facility is generally subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of March 31, 2019 and December 31, 2018.

The details of the Repo Facility as of March 31, 2019 and December 31, 2018 are as follows:

					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of March 31, 2019	$250,000	$195,536	$360	$272,093	4.73%	319
As of December 31, 2018	$175,000	$164,410	$299	$225,075	4.71%	317
(1)	Excluding $73 and $77 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

Real Estate Securities

As of March 31, 2019 and December 31, 2018, we had entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of March 31, 2019	$71,436	$83	$98,146	3.87%	16
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9

Distributions

We currently pay distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. The table below presents the distributions paid and declared during the three-months ended March 31, 2019 and 2018.

	Distributions
Year	Paid (1)	Declared	Cash Flow From Operations
2019	$2,922	$3,170	$1,661
2018	$882	$1,008	$594
(1)	For the three-months ended March 31, 2019 and 2018, 43.1% and 32.6% of distributions were paid from the net proceeds of our Offering, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of March 31, 2019 and December 31, 2018 are summarized as follows:

As of March 31, 2019	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$71,436	—	—	—	$71,436
Borrowings under repurchase agreements - commercial mortgage loans (1)	195,536	—	—	—	195,536
Total	$266,972	—	—	—	$266,972

As of December 31, 2018
Borrowings under repurchase agreements - real estate securities	$61,871	—	—	—	$61,871
Borrowings under repurchase agreements - commercial mortgage loans (1)	164,410	—	—	—	164,410
Total	$226,281	—	—	—	$226,281

(1)	Excluding $73 and $77 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions.  As of March 31, 2019 and December 31, 2018, we had 15 and 13 CRE loans, respectively, with a total remaining future funding commitment of $26,745 and $30,343, respectively.  The future funding commitments are advanced at our discretion if the borrower has requested the advance and has met certain loan specific requirements.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three-months ended March 31, 2019.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three-months ended March 31, 2019 and 2018, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of March 31, 2019, and December 31, 2018, our investment portfolio was 97% variable rate investments based on LIBOR for various terms. Borrowings under our master services agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2019	December 31, 2018
(-) 50 Basis Points	(2.71)%	(3.98)%
(-) 25 Basis Points	(1.79)%	(2.32)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.42%	2.32%
(+) 50 Basis Points	4.84%	4.64%

Item 4.  Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three-months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities (Dollar amounts in thousands)

On October 25, 2016, we commenced the Offering of up to $500,000 in our Class P Shares. The Class P Shares are being offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the three-months ended March 31, 2019, we received and accepted investors’ subscriptions for and issued 1,583,864 Class P Shares in the Offering resulting in gross offering proceeds of $42,680. During the period from March 31, 2019 to May 9, 2019, we received and accepted investors’ subscriptions for and issued 602,350 Class P Shares in the Offering resulting in gross offering proceeds of $16,248. As of May 9, 2019, we have issued 8,129,184 Class P Shares resulting in gross offering proceeds of $219,356 and had $280,719 of Class P Shares remaining to be sold in the Offering.

Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the period covered by this report.

Repurchases of Common Stock

During the three months ended March 31, 2019, we did not repurchase any shares of our common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to, or with, you. Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 10, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	May 10, 2019

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 10, 2019