Form 10-Q
period 2019-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2019-08-14
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, the Registrant had the following shares outstanding: 10,249,238 shares of Class P common stock, 20,689 shares of Class T common stock, 2,111 shares of Class I common stock and no shares of Class A, Class S, and Class D common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$47,442	$27,530
Restricted cash	474	967
Real estate securities at fair value	133,691	91,218
Commercial mortgage loans at cost, net of allowance for loan loss of $0	427,627	249,573
Deferred debt finance costs	1,381	518
Deferred offering costs	2,126	1,201
Accrued interest receivable	1,484	994
Other assets	14	22
Total assets	$614,239	$372,023
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	$82,756	$61,871
Repurchase agreements—commercial mortgage loans	279,016	164,333
Payable for securities purchased	18,001	—
Loan fees payable	100	100
Due to related parties	2,024	1,680
Interest payable	528	427
Distributions payable	1,405	941
Accrued expenses	1,265	399
Total liabilities	385,095	229,751
Stockholders’ Equity:
Class P common stock, $0.001 par value, 500,000,000 and 450,000,000 shares authorized, 9,434,993 and 5,940,744 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	9	6
Class A common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Class T common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid in capital (net of offering costs of $18,045 and $11,724 at June 30, 2019 and December 31, 2018, respectively)	236,562	148,650
Distributions in excess of earnings	(7,427)	(6,384)
Total stockholders’ equity	229,144	142,272
Total liabilities and stockholders’ equity	$614,239	$372,023

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three-months ended June 30,		Six-months ended June 30,
	2019	2018	2019	2018
Interest income:
Interest income	$8,456	$1,986	$15,047	$2,816
Less: Interest expense	(3,509)	(705)	(6,264)	(808)
Net interest income	4,947	1,281	8,783	2,008
Operating expenses:
Advisory fee	1,954	539	3,485	539
Debt finance costs	226	122	422	187
Directors compensation	23	21	43	42
Professional service fees	159	90	309	207
Other expenses	83	56	166	115
Total operating expenses	2,445	828	4,425	1,090
Other income (loss):
Unrealized gain (loss) in value of real estate securities	(18)	90	1,790	121
Realized loss on the sale of real estate securities	—	—	(43)	—
Total other income (loss)	(18)	90	1,747	121
Net income	$2,484	$543	$6,105	$1,039
Net income per share basic and diluted	$0.30	$0.19	$0.82	$0.41
Weighted average number of shares
Basic	8,287,246	2,920,697	7,486,495	2,522,468
Diluted	8,287,480	2,920,781	7,486,628	2,522,535

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three-months ended June 30, 2019 and 2018

(Unaudited, dollar amounts in thousands)

For the three-months ended June 30, 2019	Par Value
	Common Stock Class P	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of March 31, 2019	$8	$188,309	$(5,934)	$182,383
Proceeds from issuance of common stock	1	51,635	—	51,636
Offering costs	—	(3,297)	—	(3,297)
Net income	—	—	2,484	2,484
Distributions declared ($0.48 per share)	—	—	(3,977)	(3,977)
Redemptions	—	(90)	—	(90)
Equity based compensation	—	5	—	5
Balance as of June 30, 2019	$9	$236,562	$(7,427)	$229,144

For the three-months ended June 30, 2018	Par Value
	Common Stock Class P	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of March 31, 2018	$3	$62,001	$(1,957)	$60,047
Proceeds from issuance of common stock	—	26,678	—	26,678
Offering costs	—	(2,079)	—	(2,079)
Net income	—	—	543	543
Distributions declared ($0.48 per share)	—	—	(1,402)	(1,402)
Equity based compensation	—	3	—	3
Balance as of June 30, 2018	$3	$86,603	$(2,816)	$83,790

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six-months ended June 30, 2019 and 2018

(Unaudited, dollar amounts in thousands)

For the six-months ended June 30, 2019	Par Value
	Common Stock Class P	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2018	$6	$148,650	$(6,384)	$142,272
Proceeds from issuance of common stock	3	94,313	—	94,316
Offering costs	—	(6,321)	—	(6,321)
Net income	—	—	6,105	6,105
Distributions declared ($0.96 per share)	—	—	(7,148)	(7,148)
Redemptions	—	(90)	—	(90)
Equity based compensation	—	10	—	10
Balance as of June 30, 2019	$9	236,562	(7,427)	229,144

For the six-months ended June 30, 2018	Par Value
	Common Stock Class P	Additional Paid in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
Balance as of December 31, 2017	$1	$43,428	$(1,445)	$41,984
Proceeds from issuance of common stock	2	46,826	—	46,828
Offering costs	—	(3,654)	—	(3,654)
Net income	—	—	1,039	1,039
Distributions declared ($0.96 per share)	—	—	(2,410)	(2,410)
Equity based compensation	—	3	—	3
Balance as of June 30, 2018	3	86,603	(2,816)	83,790

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the six-months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,105	$1,039
Adjustments to reconcile net income to cash provided by operations:
Net realized loss on real estate securities	43	—
Net unrealized gain on real estate securities	(1,790)	(121)
Amortization of equity based compensation	10	3
Amortization of debt finance costs to operating expense	422	187
Amortization of debt finance costs to interest expense	40	22
Amortization of bond discount	(383)	(51)
Amortization of origination fees	(645)	(77)
Amortization of deferred exit fees	(280)	(27)
Changes in assets and liabilities:
Accrued interest receivable	(489)	(311)
Accrued expenses	(491)	(23)
Loan fees payable	—	85
Due to related parties	775	536
Other assets	8	(11)
Accrued interest payable	101	108
Net cash provided by operating activities	3,426	1,359
Cash flows from investing activities:
Origination of commercial loans	(181,557)	(83,236)
Origination fees received on commercial loans	1,951	711
Principal repayments of commercial loans	2,477	—
Purchase of real estate securities	(32,459)	(41,341)
Real estate securities sold	9,211	2,996
Real estate securities principal pay-down	906	236
Net cash used in investing activities	(199,471)	(120,634)
Cash flows from financing activities:
Proceeds from issuance of common stock	94,316	46,828
Redemptions of common stock	(90)	—
Payment of offering costs	(6,321)	(3,654)
Proceeds from repurchase agreements	613,365	232,475
Principal repayments of repurchase agreements	(477,785)	(142,070)
Debt finance costs	(1,337)	(654)
Distributions paid	(6,684)	(2,153)
Net cash provided by financing activities	215,464	130,772
Net change in cash, cash equivalents and restricted cash	19,419	11,497
Cash, cash equivalents and restricted cash at beginning of period	28,497	1,406
Cash, cash equivalents and restricted cash at end of period	$47,916	$12,903
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$(431)	$(335)
Interest paid	$6,162	$701
Distributions payable	$1,405	$517
Payable for securities purchased	$18,001	$—
Accrued interest receivable on securities purchased	$(1)	$—
Purchase of real estate securities	$(18,000)	$—

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

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

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors. The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an amended and restated advisory agreement dated April 29, 2019 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”) which supersedes and replaces the advisory agreement dated October 25, 2016 (the “Prior Advisory Agreement”).

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, pursuant to an amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated April 29, 2019 which supersedes and replaces the sub-advisory agreement dated October 25, 2016. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

On October 25, 2016, the Company commenced a private offering (the “Private Offering”) of up to $500,000 in shares of Class P common stock (“Class P Shares”). Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”), was the dealer manager for the Private Offering.  On June 28, 2019, the Company terminated the Private Offering. As of August 13, 2019, the Company had received and accepted investors’ subscriptions for and issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276,681.

On March 22, 2019, the Company filed a Registration Statement on Form S-11 (File No. 333-230465) (the “Registration Statement”) to register up to $2,350,000 in shares of common stock (the “IPO”). On May 3, 2019, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement. On April 29, 2019, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Dealer Manager pursuant to which the Dealer Manager serves as the exclusive dealer manager for the IPO on a best efforts basis.

On April 29, 2019, the Company filed articles of amendment with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) (i) to modify the number of shares of capital stock the Company has authority to issue under its charter from 500,000,000 to 3,050,000,000, consisting of 3,000,000,000 Class P common shares and 50,000,000 shares of preferred stock, and (ii) to modify the aggregate par value of all authorized shares of stock from $500 to $3,050.

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

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

500,000,000 authorized but unissued Class P common shares as Class S common shares; and (v) 500,000,000 authorized but unissued Class P common shares as Class T common shares.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the SEC on March 12, 2019, under the heading Note 2 – Summary of Significant Accounting Policies. There have been no changes to the Company’s significant accounting policies for the six-months ended June 30, 2019.

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

Certain amounts in prior period consolidated financial statements have been reclassified to conform with the current period presentation.

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

Restricted cash represents cash the Company is required to hold in a segregated account.  As of June 30, 2019 and December 31, 2018, the restricted cash was held as additional collateral on real estate securities repurchase agreements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$47,442	$27,530
Restricted cash	474	967
Total cash, cash equivalents, and restricted cash	$47,916	$28,497

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of June 30, 2019 and December 31, 2018:

June 30, 2019

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	25	$420,304	$(3,177)	$417,127	6.2%	2.0
Credit loans	2	10,500	—	10,500	9.2%	7.0
Total and average	27	$430,804	$(3,177)	$427,627	6.3%	2.1

December 31, 2018

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	16	$241,225	$(2,152)	$239,073	6.4%	2.2
Credit loans	2	10,500	—	10,500	9.2%	7.5
Total and average	18	$251,725	$(2,152)	$249,573	6.5%	2.5

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

As of June 30, 2019, 26 loans had a risk rating of 2 and one had a risk rating of 3. As of December 31, 2018, 17 loans had a risk rating of 2 and one had a risk rating of 3. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

The tables below show the Company’s real estate securities as of June 30, 2019 and December 31, 2018:

June 30, 2019

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Realized Losses
3	AAA	Hospitality, Office	3.2%	0.6	$20,284	$20,204	$42	$(4)	$20,242	$(43)
1	AA-	Hospitality	3.4%	1.0	2,000	1,999	—	(1)	1,998	—
7	BB-	Retail, Hospitality, Mixed Use, Multifamily	4.9%	1.4	56,378	56,328	287	(21)	56,594	—
3	Unrated	Hospitality	7.6%	1.3	55,275	54,614	243	—	54,857	—
14			5.8%	1.2	$133,937	$133,145	$572	$(26)	$133,691	$(43)

December 31, 2018

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2	AAA	Hospitality	3.4%	0.7	$20,310	$20,310	$—	$(277)	$20,033
1	AA-	Hospitality	3.5%	1.4	2,000	1,998	—	(31)	1,967
5	BB-	Retail, Hospitality	5.3%	1.6	38,512	38,438	—	(460)	37,978
2	Unrated	Hospitality	7.7%	1.4	32,700	31,715	—	(475)	31,240
10			5.7%	1.3	$93,522	$92,461	$—	$(1,243)	$91,218

At June 30, 2019, the Company held 14 CMBS with a total carrying value of $133,691 including a total unrealized gain of $572 and a total unrealized loss of $26. As of June 30, 2019, the amortized cost was $792 less than the par value of $133,937 due to five real estate securities purchased at a discount. At December 31, 2018, the Company held 10 CMBS with a total carrying value of $91,218 including a total unrealized loss of $1,243. As of December 31, 2018, the amortized cost was $1,061 less than the par value of $93,522 due to three real estate securities purchased at a discount. As of June 30, 2019 and December 31, 2018, no position had an unrealized loss for a period greater than 12 months. During the three and six-months ended June 30, 2019, the Company sold real estate securities for $9,211 that resulted in realized losses of $43. The Company did not have any realized gains or losses during the three and six-months ended June 30, 2018.

As June 30, 2019 and December 31, 2018, each of the CMBS were assigned an internal risk rating of 2.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in May 2019 to May 2020. The CF Repo Facility is used to finance eligible loans and acts in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets. Advances under the CF Repo Facility accrue interest at a per annum rate equal to London Interbank Offered Rate (“LIBOR”) plus 2.25%. The CF Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of June 30, 2019 and December 31, 2018.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150.0 million in

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.25%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of June 30, 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Company’s Repo Facilities as of June 30, 2019 and December 31, 2018:

June 30, 2019					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$235,610	$395	$331,517	4.65%	318
JPM Repo Facility	150,000	43,495	58	84,038	4.30%	676
	$400,000	$279,105	$453	$415,555	4.59%	374

December 31, 2018					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$175,000	$164,410	$299	$225,075	4.71%	317
JPM Repo Facility	—	—	—	—	—	—
	$175,000	$164,410	$299	$225,075	4.71%	317

(1)	Excluding $89 and $77 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

Real Estate Securities

The Company entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of June 30, 2019	$82,756	$75	$115,721	3.87%	19
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9

The total amount outstanding as of June 30, 2019 and December 31, 2018 was with JP Morgan Securities LLC. In addition, the master repurchase agreements are subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of June 30, 2019 and December 31, 2018.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

Note 6 – Stockholders’ Equity

During the six-months ended June 30, 2019, pursuant to the Private Offering, the Company issued 3,495,435 Class P Shares at an average price of $26.98 per share with total net proceeds of $87,995 after offering costs of $6,321. In addition, the Company incurred $267 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor from future stock issuances.

During the six-months ended June 30, 2018, the Company issued 1,725,216 Class P Shares at an average price of $27.14 per share with total net proceeds of $43,174 after offering costs of $3,654. In addition, the Company incurred $276 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor from future stock issuance.

On June 28, 2019, the Company terminated the Private Offering in anticipation of selling shares in conjunction with the IPO. The Company continued to accept Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019.

During the six-months ended June 30, 2019 and 2018, the Company did not issue any or have any outstanding shares of Class A, Class T, Class S, Class D or Class I common stock.

The following table details the change in the Company’s outstanding shares of Class P Shares, including restricted common stock:

	Six-months ended June 30,
	2019	2018
Beginning balance	5,940,744	1,733,392
Issuance of Class P Shares	3,495,435	1,725,216
Issuance of restricted Class P Shares	2,400	—
Redemptions	(3,586)	—
Ending balance	9,434,993	3,458,608

Distributions

During the six-months ended June 30, 2019 and 2018, the Company paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. The table below presents the distributions paid and declared during the three and six months ended June 30, 2019 and 2018.

	Three-months ended June 30,		Six-months ended June 30,
	2019	2018	2019	2018
Distributions paid	$3,762	$1,271	$6,684	$2,153
Distributions declared	$3,977	$1,402	$7,148	$2,410

As of June 30, 2019 and December 31, 2018, distributions declared but not yet paid amounted to $1,405 and $941, respectively. As of June 30, 2019 and December 31, 2018, the Company had not declared or paid any distributions on Class A, Class T, Class S, Class D or Class I common stock.

Note 7 – Net Income Per Share

The following table is a summary of the basic and diluted net income per share computation for the three and six-months ended June 30, 2019 and 2018:

	Three-months ended June 30,		Six-months ended June 30,
	2019	2018	2019	2018
Net income	$2,484	$543	$6,105	$1,039
Weighted average shares outstanding, basic	8,287,246	2,920,697	7,486,495	2,522,468
Weighted average shares outstanding, diluted	8,287,480	2,920,781	7,486,628	2,522,535
Net income per share, basic and diluted	$0.30	$0.19	$0.82	$0.41

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions.  As of June 30, 2019 and December 31, 2018, the Company had 19 and 13 CRE loans, respectively, with a total remaining future funding commitment of $45,352 and $30,343, respectively. The Company would advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Transactions with Related Parties

As of June 30, 2019, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such Class P Shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of June 30, 2019, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such Class P Shares were purchased (November 2021); and (ii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and six-months ended June 30, 2019 and 2018 and the amount due to related parties at June 30, 2019 and December 31, 2018:

	Three-months ended June 30,		Six-months ended June 30,		Payable as of June 30,	Payable as of December 31,
	2019	2018	2019	2018	2019	2018
Organization and offering expense reimbursement(1)	$155	$154	$267	$276	$67	$512
Selling commissions and dealer manager fee(2)	3,132	1,747	5,617	3,043	—	—
Advisory fee(3)	1,954	539	3,485	539	1,954	1,161
Operating expense reimbursement(4)	3	4	5	5	3	7
Total	$5,244	$2,444	$9,374	$3,863	$2,024	$1,680

(1)

The Company reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Private Offering, provided that aggregate reimbursements of such costs and expenses shall not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Private Offering. The Company also reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the IPO, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the IPO. Offering costs are offset against stockholders’ equity when paid. Unpaid amounts are recorded as deferred offering costs and included in due to related parties in these consolidated balance sheets.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

(2)

The Dealer Manager received selling commissions up to 5%, and a dealer manager fee up to 3%, of the transaction price for each Class P Share sold in the Private Offering, the majority of which was paid to third-party broker-dealers.

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. Pursuant to the Prior Advisory Agreement, (1) the fixed component of the advisory fee was paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset; and (2) the performance component of the advisory fee was calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor received 20% of the excess total return allocable to the Class P Shares; provided that in no event did the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor waived the advisory fee for all periods prior to April 1, 2018. On April 29, 2019, the Company, the Advisor and the Operating Partnership entered in the Advisory Agreement, which supersedes and replaces the Prior Advisory Agreement. Pursuant to the Advisory Agreement, (1) the fixed component of the advisory fee is paid in an amount equal to (i) prior to July 17, 2019 (the “NAV Pricing Date”), 1/4th of 1.5% per annum of the gross value of the Company’s assets, paid quarterly in arrears, and (ii) following the NAV Pricing Date, 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment shall not exceed 1/12th of 2.5% of the Company’s NAV; and (2) the performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year.

(4)

The Company reimburses the Advisor for expenses that it (or the Sub-Advisor acting on the Advisor’s behalf) incurs in connection with providing services to the Company, provided that the Company does not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments) and the Company will only reimburse the Advisor for fees payable to its affiliates if they are incurred for legal or marketing services rendered on the Company’s behalf.

Note 10 – Equity-Based Compensation

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. On January 7, 2019, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30.  These restricted Class P Shares vest in equal one-third increments on January 7, 2020, 2021 and 2022.  On March 1, 2018, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a total value of $30.  These restricted Class P Shares vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Compensation expense associated with the restricted shares issued to the independent directors was $5 and $10, in the aggregate, for the three and six-months ended June 30, 2019, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $3 for both the three and six-months ended June 30, 2018. As of June 30, 2019, the Company had $42 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 2.09 years.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,200	$30	$30
Granted	1,200	30	30
Vested	(400)	(10)	(10)
Converted	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2019	2,000	$50	$50

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

Note 11 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by their level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies included in the Annual Report) as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$133,691	—	$133,691	—	$91,218	—	$91,218	—

The Company did not transfer any assets within fair value levels during the three and six months ended June 30, 2019 and 2018.

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value.  The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$47,442	$47,442	$27,530	$27,530
Restricted cash	474	474	967	967
Commercial mortgage loans, net	427,627	432,697	249,573	250,156
Total	$475,543	$480,613	$278,070	$278,653
Financial liabilities
Repurchase agreements - real estate securities	$82,756	$82,756	$61,871	$61,871
Repurchase agreements - commercial mortgage loans	279,016	279,016	164,333	164,333
Total	$361,772	$361,772	$226,204	$226,204

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents and restricted cash was based on the bank balance and was a Level 1 fair value measurement.
•

The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement.  The Sub-Advisor estimates the fair values of commercial loans by analyzing interest rate spreads on loans based on various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders.

•

The estimated fair value of repurchase agreements is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through August 14, 2019, the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

Sale of Common Stock

As of August 13, 2019, the Company had received gross proceeds of $277,271 from the issuance of its common stock.

Distributions

Class P Shares

On August 13, 2019, the Company’s board of directors declared distributions payable to holders of record of Class P Shares as of the close of business on August 31, 2019 in an amount equal to 1/12th of $1.92 per share.

The table below sets forth the distributions paid after June 30, 2019 to holders of Class P shares in cash monthly in arrears:

Distribution Period	Month Distribution Paid	Distribution Amount
June 2019	July 2019	$1,405
July 2019	August 2019	$1,644

Publicly Offered Shares

On July 2, 2019, the Company declared distributions for each publicly offered class of its common stock in the amount per share set forth below:

Gross Distribution(1)
Class A Common Stock	$0.135
Class D Common Stock	$0.135
Class I Common Stock	$0.135
Class S Common Stock	$0.135
Class T Common Stock	$0.135

(1)	The gross distribution for the Class D, Class S and Class T common stock will be reduced by class-specific stockholder servicing fees, resulting in a lower net distribution per share.

The net distributions for each class of common stock (which represents the gross distributions less stockholder servicing fees for the applicable class of common stock) are payable to stockholders of record as of the close of business on August 31, 2019 and will be paid on or about September 18, 2019.  These distributions will be paid in cash or, for stockholders participating in the Company’s distribution reinvestment plan, reinvested in shares of the Company’s common stock.

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

The following discussion and analysis relate to the three and six-months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q. All dollar amounts are stated in thousands, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including floating-rate first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating-rate CRE securities such as commercial mortgage-backed securities (“CMBS”) and senior unsecured debt of publicly traded REITs. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint Operating Partnership, LP (our “Operating Partnership”), of which we are the sole general partner.  We are externally managed by our Advisor, an indirect subsidiary of Inland Real Estate Investment Corporation. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We have operated in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

On October 25, 2016, we commenced a private offering (the “Private Offering”) of up to $500,000 in shares of our Class P common stock (“Class P Shares”). The most recently offered purchase price per Class P Share in the Private Offering equaled $25.00 plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses were paid. Inland Securities Corporation, an affiliate of our Advisor (the “Dealer Manager”), was our dealer manager for the Private Offering. On June 28, 2019, we terminated the Private Offering.  As of August 13, 2019, we had received and accepted investors’ subscriptions for and issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276,681.

On May 3, 2019, we commenced an initial public offering of up to $2,350,000 in shares of our Class A, Class T, Class S, Class D and Class I common stock (the “IPO”) pursuant to our Registration Statement on Form S-11 (File No. 333-230465). Prior to July 17, 2019 (the “NAV Pricing Date”), the purchase price for each class of our common stock in our primary offering was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees, and the per share purchase price for shares of our common stock in our distribution reinvestment plan was $25.00. Following the NAV Pricing Date, the purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as our exclusive dealer manager for the IPO on a best efforts basis. As of August 13, 2019, we had received and accepted investors’ subscriptions for and issued 20,689 and 2,111 of Class T and Class I shares of common stock, respectively, in the IPO, resulting in gross proceeds of $590. As of August 13, 2019, $2,349,410 of our shares of common stock remained to be sold in the IPO.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019, under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the six-months ended June 30, 2019.

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

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of June 30, 2019 and December 31, 2018:

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our portfolio as of June 30, 2019 compared to December 31, 2018 were primarily due to the new loans originated and real estate securities purchased during the period.  Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant.  We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of June 30, 2019	As of December 31, 2018

Principal balance of first mortgage loans	$420,304	$241,225
Number of first mortgage loans	25	16
Principal balance of credit loans	$10,500	$10,500
Number of credit loans	2	2
Total balance of loans	$430,804	$251,725
Total number of loans	27	18
Weighted average interest rate (1)	6.3%	6.5%
Weighted average yield (1)	6.3%	6.6%

(1)

Interest rate is the stated rate on the loan. Yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is due to investing capital received from the Private Offering and from increased leverage as we executed on our business strategy. The change in weighted average interest rate was due to change in portfolio composition through the additional loans originated.  Due to the small number of loans in our portfolio, the weighted average interest rate may change significantly as we continue to originate loans in the future.

The table below presents information for each of our commercial mortgage loans as of June 30, 2019:

	Origination Date	Loan Type (1)	Principal Balance	Interest Rate (2)	Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	14,385	L+4.70%	7.1%	01/09/21	01/09/23	HI	Office	67%	2
2	12/13/17	First mortgage	15,451	L+4.50%	6.9%	12/09/20	12/09/22	VA	Office	55%	2
3	03/22/18	First mortgage	13,727	L+3.75%	6.1%	04/09/21	04/09/23	CO	Retail	74%	2
4	04/10/18	First mortgage	6,900	L+3.50%	5.9%	04/09/21	04/09/23	OR	Multifamily	72%	2
5	05/04/18	First mortgage	31,000	L+4.00%	6.4%	05/09/21	05/09/23	PA	Industrial	64%	2
6	05/17/18	First mortgage	6,689	L+4.50%	6.9%	06/09/21	06/09/23	NC	Multifamily	54%	2
7	06/26/18	First mortgage	21,203	L+3.10%	5.5%	07/09/20	07/09/23	TX	Multifamily	60%	2
8	08/21/18	First mortgage	15,524	L+3.65%	6.0%	09/09/21	09/09/23	AZ	Multifamily	80%	2
9	09/07/18	First mortgage	23,477	L+3.75%	6.1%	09/09/21	09/09/23	TX	Office	73%	2
10	09/19/18	First mortgage	8,398	L+3.70%	6.1%	10/09/21	10/09/23	TX	Multifamily	69%	2
11	10/12/18	First mortgage	18,627	L+4.00%	6.4%	10/09/20	10/09/23	TX	Multifamily	76%	2
12	10/30/18	First mortgage	6,643	L+3.85%	6.2%	11/09/21	11/09/23	TX	Multifamily	76%	2
13	11/16/18	First mortgage	5,200	L+3.90%	6.3%	12/09/21	12/09/23	CA	Multifamily	64%	2
14	11/20/18	First mortgage	26,145	L+3.30%	5.7%	12/09/20	12/09/23	FL	Multifamily	78%	2
15	12/13/18	First mortgage	24,500	L+5.05%(6)	7.4%	12/09/20	12/09/21	IL	Hospitality	72%	3
16	12/20/18	First mortgage	16,150	L+4.20%	6.6%	01/09/22	01/09/24	AL	Hospitality	64%	2
17	01/24/19	First mortgage	14,200	L+3.40%	5.8%	02/09/22	02/09/24	NV	Multifamily	76%	2
18	01/25/19	First mortgage	9,167	L+3.45%	5.8%	02/09/22	02/09/24	IL	Multifamily	78%	2
19	03/22/19	First mortgage	42,000	L+4.60%	7.0%	07/09/20	01/01/21	NY	Mixed Use	33%	2
20	04/11/19	First mortgage	15,761	L+3.30%	5.7%	04/09/22	04/09/24	CA	Industrial	79%	2
21	04/25/19	First mortgage	5,277	L+4.00%	6.4%	05/09/21	05/09/24	TX	Multifamily	58%	2
22	05/29/19	First mortgage	24,000	L+3.25%	5.7%	06/09/22	06/09/24	TX	Multifamily	68%	2
23	05/31/19	First mortgage	12,130	L+3.25%	5.6%	06/09/22	06/09/24	CA	Multifamily	70%	2
24	06/18/19	First mortgage	39,000	L+2.75%	5.1%	07/09/22	07/09/24	TX	Office	72%	2
25	06/18/19	First mortgage	4,750	L+3.60%	5.9%	07/09/22	07/09/24	CA	Mixed Use	54%	2
26	09/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
27	03/27/18	Credit	3,000	9.35%	9.3%	04/01/23	04/01/23	FL	Hospitality	68%	2
			430,804		6.3%					67%	2

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Interest rate is the stated rate on the loan. Yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of June 30, 2019 using London Interbank Offered Rate (“LIBOR”) of 2.3980%.

(3)	Original maturity is the first maturity on the loan and the maximum maturity assumes all extension options are exercised.

(4)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(5)

Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See “Note 3 – Commercial Mortgage Loans Held for Investment” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

(6)	Interest rate increases to L+5.30% on the payment date in January 2020.

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

	As of June 30, 2019	As of December 31, 2018
Outstanding balance (fair value)	$133,691	$91,218
Number of real estate securities	14	10
Weighted average interest rate (1)	5.8%	5.7%
Average years to maturity	1.2	1.3
Weighted average yield (2)	6.5%	5.6%
Portfolio ratings % of total outstanding:
AAA	15.0%	22.0%
AA-	2.0%	2.0%
BB-	42.0%	41.0%
Unrated	41.0%	35.0%

(1)	The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.
(2)	The weighted average yield is calculated as interest income divided by the average carrying value.

We entered into master repurchase agreements to fund our investment portfolio.  As of June 30, 2019 and December 31, 2018, we had total borrowings of $361,772 (which is net of $89 of unamortized debt issuance costs) and $226,204 (which is net of $77 of unamortized debt issuance costs), respectively.  During the six-months ended June 30, 2019 and the year ended December 31, 2018, we had weighted average borrowings of $277,374 and $99,221 and weighted average borrowing costs of 4.5% and 4.1%, respectively.  The increase in borrowings combined with the proceeds from the Private Offering were used to fund the growth in our investment portfolio. The increase in the weighted average borrowing costs were primarily due to the change in LIBOR during the period.

The increase in the size of our portfolio is due to investing the proceeds of the Private Offering on a levered basis to purchase additional real estate securities.  The change in weighted average interest rate, weighted average yield and average years to maturity were due to the change in the portfolio composition.

The change in the ratings of our real estate securities was due to the change in the composition of our assets as we invested the capital from the Private Offering.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS.  Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. Each real estate security had a credit rating of 2 as of June 30, 2019 and December 31, 2018. See “Note 4 – Real Estate Securities” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Results of Operations

Comparison of the Three-Months Ended June 30, 2019 to the Three-Months Ended June 30, 2018

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Months Ended June 30,
	2019			2018
	Average Carrying Value (1)	Interest Income/ Expense (2)(6)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$105,681	$1,756	6.6%	$45,695	$580	5.0%
Commercial mortgage loans	364,194	6,477	7.0%	80,872	1,406	6.9%
Total/Weighted Average	$469,875	$8,233	6.9%	$126,567	$1,986	6.2%
Interest-bearing liabilities:
Repurchase agreements—securities	$75,516	$732	3.8%	$30,950	$238	3.0%
Repurchase agreements—commercial mortgage loans	235,163	2,777	4.7%	43,121	467	4.3%
Total/Weighted Average	$310,679	$3,509	4.5%	$74,071	$705	3.8%
Net interest income/spread		$4,724	2.5%		$1,281	2.4%
Average leverage %(4)	195.2%			141.1%
Weighted average levered yield(5)			11.7%			9.7%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.
(6)	Interest income excludes $223 and $0 for the three-months ended June 30, 2019 and 2018, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Private Offering and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Private Offering and the changes in interest rates tied to LIBOR.

Operating Expenses

Operating expenses for the three-months ended June 30, 2019 and 2018 consisted of the following:

	Three-Months Ended June 30,
	2019	2018
Advisory fee	$1,954	$539
Debt finance costs	226	122
Directors compensation	23	21
Professional service fees	159	90
Other expenses	83	56
Total operating expenses	$2,445	$828

Total operating expenses for the three-months ended June 30, 2019 and 2018 were $2,445 and $828, respectively. The increase in the advisory fee during the three-months ended June 30, 2019, compared to the three-months ended June 30, 2018 was due to the increase in our assets upon which the advisory fee is based. We, through our wholly owned subsidiary, have entered into master repurchase agreements and incurred costs which are deferred over the loan term. The increase in debt finance costs were due to additional fees incurred to enter into a new repurchase agreement, and increase the maximum advance amount and extend the term of another agreement.

Other Income (Loss)

For the three-months ended June 30, 2019 and 2018, we had net unrealized (loss) gain of $(18) and $90, respectively.  The changes were the result of the changes in market conditions that affected the price of our securities.

Net Income

For the three-months ended June 30, 2019 and 2018, our net income was $2,484 and $543, or $0.30 and $0.19 per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Private Offering and borrowings.

Comparison of the Six-Months Ended June 30, 2019 to the Six-Months Ended June 30, 2018

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Six-Months Ended June 30,
	2019			2018
	Average Carrying Value (1)	Interest Income/ Expense (2)(6)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Real estate securities	$100,838	$3,309	6.5%	$36,746	$796	4.3%
Commercial mortgage loans	321,391	11,417	7.1%	57,836	2,020	6.9%
Total/Weighted Average	$422,229	$14,726	6.9%	$94,582	$2,816	5.9%
Interest-bearing liabilities:
Repurchase agreements—securities	$71,371	$1,374	3.8%	$23,105	$327	2.8%
Repurchase agreements—commercial mortgage loans	206,003	4,890	4.7%	22,348	481	4.3%
Total/Weighted Average	$277,374	$6,264	4.5%	$45,453	$808	3.5%
Net interest income/spread		$8,462	2.4%		$2,008	2.4%
Average leverage %(4)	191.5%			92.5%
Weighted average levered yield (5)			11.6%			8.1%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.
(6)	Interest income excludes $321 and $0 for the six-months ended June 30, 2019 and 2018, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Private Offering and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Private Offering and the changes in interest rates tied to LIBOR.

Operating Expenses

Operating expenses for the six-months ended June 30, 2019 and 2018 consisted of the following:

	Six-Months Ended June 30,
	2019	2018
Advisory fee	$3,485	$539
Debt finance costs	422	187
Directors compensation	43	42
Professional service fees	309	207
Other expenses	166	115
Total operating expenses	$4,425	$1,090

Total operating expenses for the six-months ended June 30, 2019 and 2018 were $4,425 and $1,090, respectively. The increase in the advisory fee during the six-months ended June 30, 2019, compared to the six-months ended June 30, 2018 was due to the increase in our assets upon which the advisory fee is based. We, through a wholly owned subsidiary, entered into master repurchase agreements and incurred costs which are deferred over the loan term. The increase in debt finance costs was due to additional fees incurred to enter into a new repurchase agreement and increase the maximum advance amount and to extend the term of another agreement.

Other Income

For the six-months ended June 30, 2019 and 2018, other income was $1,747 and $121, respectively, due to net unrealized gains created by our real estate securities. The changes were the result of the changes in market conditions that affected the price of our securities.

Net Income

For the six-months ended June 30, 2019 and 2018, our net income was $6,105 and $1,039, or $0.82 and $0.41 per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Private Offering and borrowings.

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

Our FFO and MFFO are calculated as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2019	2018	2019	2018
GAAP net income	$2,484	$543	$6,105	$1,039
Funds from operations	$2,484	$543	$6,105	$1,039

Amortization of (discount) premium on real estate securities	(206)	(51)	(383)	(51)
Unrealized (gain) loss on real estate securities	18	(90)	(1,790)	(121)
Amortization of debt financing costs	226	122	422	187
Modified funds from operations	$2,522	$524	$4,354	$1,054

Net Asset Value

Prior to the NAV Pricing Date, the purchase price for each class of our common stock was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees. Following the NAV Pricing Date, the purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation and any stockholder servicing fees applicable to such class of shares.

The following table provides a breakdown of the major components of our NAV:

Components of NAV	As of June 30, 2019
Commercial mortgage loans	$432,697
Real estate securities	133,691
Cash and cash equivalents and restricted cash	47,916
Other assets	7,719
Repurchase agreements - commercial mortgage loans	(279,016)
Repurchase agreements - real estate securities	(82,756)
Payable for securities purchased	(18,001)
Due to related parties	(2,024)
Distributions payable	(1,405)
Interest payable	(528)
Accrued stockholder servicing fees	—
Other liabilities	(1,365)
Net asset value	$236,928
Number of outstanding shares	9,435
Aggregate NAV per share	$25.1116

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of June 30, 2019
Stockholders' equity per GAAP	$229,144
Adjustments:
Unamortized stockholder servicing fee	—
Unamortized offering costs	2,714
Fair market value loan adjustment	5,070
Net asset value	$236,928

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from the Private Offering, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the acquisition of additional investments, required debt service and the payment of distributions to stockholders.

Cash Flow Analysis

	Six-months Ended June 30,		Change
	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$3,426	$1,359	$2,067
Net cash used in investing activities	$(199,471)	$(120,634)	$(78,837)
Net cash provided by financing activities	$215,464	$130,772	$84,692

We held cash, cash equivalents and restricted cash of $47,916 and $28,497 as of June 30, 2019 and December 31, 2018, respectively. Our cash, cash equivalents and restricted cash increased due to normal fluctuations and were primarily related to the net proceeds from the Private Offering and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $3,426 and $1,359 for the six-months ended June 30, 2019 and 2018, respectively.  The increase in cash from operating activities was due to the increase in the size of our investment portfolio.

Our investing activities used net cash of $199,471 and $120,634 for the six-months ended June 30, 2019 and 2018, respectively. The primary driver of the change was due to the origination of mortgage loans and purchase of real estate securities as we invested the proceeds of the Private Offering on a levered basis.

Our financing activities provided net cash of $215,464 and $130,772 for the six-months ended June 30, 2019 and 2018, respectively. The contributions came from $135,580 in net proceeds from our repurchase agreement financing and $87,995 in net proceeds from the issuance of our common stock for the six-months ended June 30, 2019.  For the six-months ended June 30, 2018, the contributions came from $90,405 in net proceeds from our repurchase agreement financing and $43,174 in net proceeds from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in May 2019 to May 2020. The CF Repo Facility is used to finance eligible loans and acts in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets. Advances under the

CF Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The CF Repo Facility is generally subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of June 30, 2019 and December 31, 2018.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150.0 million in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.25%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of June 30, 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Repo Facilities as of June 30, 2019 and December 31, 2018:

June 30, 2019					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$235,610	$395	$331,517	4.65%	318
JPM Repo Facility	150,000	43,495	58	84,038	4.30%	676
	$400,000	$279,105	$453	$415,555	4.59%	374

December 31, 2018					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$175,000	$164,410	$299	$225,075	4.71%	317
JPM Repo Facility	—	—	—	—	—	—
	$175,000	$164,410	$299	$225,075	4.71%	317
(1)	Excluding $89 and $77 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

Real Estate Securities

As of June 30, 2019 and December 31, 2018, we had entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of June 30, 2019	$82,756	$75	$115,721	3.87%	19
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9

Distributions

During the six-months ended June 30, 2019 and 2018, we paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. The table below presents the distributions paid and declared during the six-months ended June 30, 2019 and 2018.

	Distributions
Year	Paid (1)	Declared	Cash Flow From Operations
2019	$6,684	$7,148	$3,426
2018	$2,153	$2,410	$1,359
(1)	For the six-months ended June 30, 2019 and 2018, 48.7% and 36.9% of distributions were paid from the net proceeds of our Private Offering, respectively.

During the six-month periods ended June 30, 2019 and 2018, we did not declare or pay any distributions on our Class A, Class T, Class S, Class D or Class I common stock.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of June 30, 2019 and December 31, 2018 are summarized as follows:

As of June 30, 2019	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$82,756	—	—	—	$82,756
Borrowings under repurchase agreements - commercial mortgage loans (1)	279,105	—	—	—	279,105
Total	$361,861	—	—	—	$361,861

As of December 31, 2018
Borrowings under repurchase agreements - real estate securities	$61,871	—	—	—	$61,871
Borrowings under repurchase agreements - commercial mortgage loans (1)	164,410	—	—	—	164,410
Total	$226,281	—	—	—	$226,281

(1)	Excluding $89 and $77 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions.  As of June 30, 2019 and December 31, 2018, we had 19 and 13 CRE loans, respectively, with a total remaining future funding commitment of $45,352 and $30,343, respectively.  The future funding commitments are advanced at our discretion if the borrower has requested the advance and has met certain loan specific requirements.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the six-months ended June 30, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to “Note 12 – Subsequent Events” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the six-months ended June 30, 2019 and 2018, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of June 30, 2019, and December 31, 2018, our investment portfolio was 98% variable rate investments based on LIBOR for various terms. Borrowings under our master services agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2019	December 31, 2018
(-) 50 Basis Points	(0.62)%	(3.98)%
(-) 25 Basis Points	(0.82)%	(2.32)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.57%	2.32%
(+) 50 Basis Points	5.14%	4.64%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three-months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities (Dollar amounts in thousands)

On October 25, 2016, we commenced the Private Offering of up to $500,000 in our Class P Shares. The Class P Shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. During the three-months ended June 30, 2019, we received and accepted investors’ subscriptions for and issued 1,910,423 Class P Shares in the Private Offering resulting in gross offering proceeds of $51,636. During the period from July 1, 2019 to July 16, 2019, we received and accepted investors’ subscriptions for and issued 820,089 Class P Shares in the Private Offering resulting in gross offering proceeds of $21,948. On June 28, 2019, we terminated the Private Offering. As of August 13, 2019, we have issued 10,258,094 Class P Shares resulting in gross offering proceeds of $276,681. Inland Securities Corporation served as our dealer manager for the Private Offering.

Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the period covered by this report.

Use of Proceeds

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465), covering the IPO of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. As of June 30, 2019, we had not received any proceeds from the IPO. Inland Securities Corporation serves as our dealer manager for the IPO.

Repurchases of Common Stock

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. The total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month. Stockholders may not request that we repurchase their shares for at least one year, provided we can waive the holding period in the event of death. As of the commencement of the IPO, holders of Class P common stock from the Private Offering could not submit requests to have their shares repurchased prior to the NAV Pricing Date, except in the event of a death or qualifying disability.

Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. Further, our board of directors may modify, suspend or terminate the share repurchase plan.

During the three months ended June 30, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 — April 30, 2019	3,586	$25.00	3,586	—
May 1 — May 31, 2019	—	$—	—	—
June 1 — June 30, 2019	—	$—	—	—
	3,586	$25.00	3,586	—

(1) Repurchases are limited as described above.

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

3.1

Articles of Amendment and Restatement of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

3.2	Articles of Amendment of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)
3.3	Articles Supplementary of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)
3.4*	Certificate of Correction of InPoint Commercial Real Estate Income, Inc.
3.5	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)
4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed April 30, 2019 and incorporated by reference)
10.1

First Amended and Restated Advisory Agreement dated as of April 29, 2019 by and among InPoint Commercial Real Estate Income, Inc., InPoint REIT Operating Partnership, LP, and Inland InPoint Advisor, LLC (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 filed April 30, 2019 and incorporated by reference)

10.2

First Amended and Restated Sub-Advisory Agreement dated as of April 29, 2019 between Inland InPoint Advisor, LLC and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed April 30, 2019 and incorporated by reference)

10.3

Dealer Manager Agreement dated as of April 29, 2019 by and between InPoint Commercial Real Estate Income, Inc. and Inland Securities Corporation (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

10.4

Uncommitted Master Repurchase Agreement, dated as of May 6, 2019, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference).

10.5

Guarantee Agreement, dated as of May 6, 2019, by InPoint Commercial Real Estate Income, Inc. in favor JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference).

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on August 14, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	August 14, 2019

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 14, 2019