Form 10-K/A
period 2018-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2019-11-14
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends InPoint Commercial Real Estate Income, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019 (the “Original Filing”), solely to provide a revised version of KPMG LLP’s (“KPMG”) report that includes a statement KPMG inadvertently omitted from the previously filed version that confirms KPMG did not audit the Company’s internal control over financial reporting. In accordance with rules adopted by the SEC, the Company is not required to have an audit of its internal control over financial reporting.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II, Item 8. “Financial Statements and Supplementary Data,” in its entirety, Part IV, Item 15. “Exhibits, Financial Statement Schedules,” in its entirety, the signature page, and new certifications.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officers dated as of the filing date of this Amendment No. 1.

Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above.  Amendment No. 1 should be read in conjunction with the Original Filing.

PART II

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	4

Consolidated Balance Sheets as of December 31, 2018 and 2017	5

Consolidated Statements of Operations for the Years ended December 31, 2018 and 2017, and for the Period from September 13, 2016 (Inception) through December 31, 2016	6

Consolidated Statement of Changes in Stockholders’ Equity for the Years ended December 31, 2018 and 2017, and for the Period from September 13, 2016 (Inception) through December 31, 2016	7

Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017, and for the Period from September 13, 2016 (Inception) through December 31, 2016	8

Notes to Consolidated Financial Statements	9

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 5 - 21 of this Annual Report on Form 10-K/A.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 3 of this Annual Report on Form 10-K/A.

(a)(3) Exhibits: Refer to Exhibit Index on page 23 of this Annual Report on Form 10-K/A.

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

10.3	Independent Director Compensation Plan, effective October 25, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 12, 2019)

10.4

Independent Director Restricted Share Plan of InPoint Commercial Real Estate Income, Inc., effective October 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10 (File No. 000-55782) filed on May 2, 2017)

10.5	Form of Restricted Stock Award Agreement for Independent Directors (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 12, 2019)

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

21.1	List of Subsidiaries of InPoint Commercial Real Estate Income, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 12, 2019)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101**

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Annual Report on Form 10-K/A
**	Previously submitted with the Company’s Annual Report on Form 10-K filed on March 12, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer and Treasurer
Date:	November 14, 2019