Form 10-Q
period 2019-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2019-11-14
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, the Registrant had the following shares outstanding: 10,235,980 shares of Class P common stock, 95,474 shares of Class T common stock, 57,412 shares of Class I common stock, 195,230 shares of Class A common stock, 20,986 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$47,038	$27,530
Restricted cash	477	967
Real estate securities at fair value	134,888	91,218
Commercial mortgage loans at cost, net of allowance for loan loss of $0	429,687	249,573
Deferred debt finance costs	1,246	518
Deferred offering costs	—	1,201
Accrued interest receivable	1,446	994
Other assets	226	22
Total assets	$615,008	$372,023
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	$90,964	$61,871
Repurchase agreements—commercial mortgage loans	270,564	164,333
Payable for securities purchased	1,500	—
Loan fees payable	100	100
Due to related parties	1,399	1,680
Interest payable	486	427
Distributions payable	1,650	941
Accrued expenses	634	399
Total liabilities	367,297	229,751
Stockholders’ Equity:
Class P common stock, $0.001 par value, 500,000,000 and 450,000,000 shares authorized, 10,237,093 and 5,940,744 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	10	6
Class A common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 36,227 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Class T common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 43,296 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 8,961 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 9,093 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid in capital (net of offering costs of $21,841 and $11,724 at September 30, 2019 and December 31, 2018, respectively)	256,808	148,650
Accumulated deficit	(9,107)	(6,384)
Total stockholders’ equity	247,711	142,272
Total liabilities and stockholders’ equity	$615,008	$372,023

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three-months ended September 30,		Nine-months ended September 30,
	2019	2018	2019	2018
Interest income:
Interest income	$9,464	$3,400	$24,511	$6,216
Less: Interest expense	(3,734)	(1,271)	(9,998)	(2,079)
Net interest income	5,730	2,129	14,513	4,137
Operating expenses:
Advisory fee	1,601	840	5,086	1,379
Debt finance costs	271	122	692	309
Directors compensation	22	21	66	63
Professional service fees	183	69	492	276
Other expenses	192	73	358	188
Total operating expenses	2,269	1,125	6,694	2,215
Other income (loss):
Unrealized gain (loss) in value of real estate securities	(205)	336	1,585	457
Realized loss on the sale of real estate securities	—	—	(43)	—
Total other income (loss)	(205)	336	1,542	457
Net income	$3,256	$1,340	$9,361	$2,379
Net income per share basic and diluted	$0.32	$0.32	$1.11	$0.77
Weighted average number of shares
Basic	10,116,083	4,159,656	8,407,217	3,074,194
Diluted	10,116,516	4,159,839	8,407,450	3,074,311

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three-months ended September 30, 2019	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2019	$9	$—	$—	$—	$—	$—	$236,562	$(7,427)	$229,144
Proceeds from issuance of common stock	1	—	—	—	—	—	24,487	—	24,488
Offering costs	—	—	—	—	—	—	(3,796)	—	(3,796)
Net income	—	—	—	—	—	—	—	3,256	3,256
Distributions declared	—	—	—	—	—	—	—	(4,936)	(4,936)
Distribution reinvestment	—	—	—	—	—	—	1	—	1
Redemptions	—	—	—	—	—	—	(451)	—	(451)
Equity based compensation	—	—	—	—	—	—	5	—	5
Balance as of September 30, 2019	$10	$—	$—	$—	$—	$—	$256,808	$(9,107)	$247,711

For the three-months ended September 30, 2018	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2018	$3	$—	$—	$—	$—	$—	$86,603	$(2,816)	$83,790
Proceeds from issuance of common stock	2	—	—	—	—	—	34,522	—	34,524
Offering costs	—	—	—	—	—	—	(2,745)	—	(2,745)
Net income	—	—	—	—	—	—	—	1,340	1,340
Distributions declared	—	—	—	—	—	—	—	(2,021)	(2,021)
Redemptions	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	3	—	3
Balance as of September 30, 2018	$5	$—	$—	$—	$—	$—	$118,383	$(3,497)	$114,891

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the nine-months ended September 30, 2019	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	$6	$—	$—	$—	$—	$—	$148,650	$(6,384)	$142,272
Proceeds from issuance of common stock	4	—	—	—	—	—	118,800	—	118,804
Offering costs	—	—	—	—	—	—	(10,117)	—	(10,117)
Net income	—	—	—	—	—	—	—	9,361	9,361
Distributions declared	—	—	—	—	—	—	—	(12,084)	(12,084)
Distribution reinvestment	—	—	—	—	—	—	1	—	1
Redemptions	—	—	—	—	—	—	(541)	—	(541)
Equity based compensation	—	—	—	—	—	—	15	—	15
Balance as of September 30, 2019	$10	$—	$—	$—	$—	$—	256,808	(9,107)	247,711

For the nine-months ended September 30, 2018	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	$2	$—	$—	$—	$—	$—	$43,428	$(1,445)	$41,985
Proceeds from issuance of common stock	3	—	—	—	—	—	81,348	—	81,351
Offering costs	—	—	—	—	—	—	(6,399)	—	(6,399)
Net income	—	—	—	—	—	—	—	2,379	2,379
Distributions declared	—	—	—	—	—	—	—	(4,431)	(4,431)
Redemptions	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	6	—	6
Balance as of September 30, 2018	5	—	—	—	—	—	118,383	(3,497)	114,891

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the nine-months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$9,361	$2,379
Adjustments to reconcile net income to cash provided by operations:
Net realized loss on real estate securities	43	—
Net unrealized gain on real estate securities	(1,585)	(457)
Amortization of equity based compensation	15	6
Amortization of debt finance costs to operating expense	692	309
Amortization of debt finance costs to interest expense	61	36
Amortization of bond discount	(594)	(208)
Amortization of origination fees	(1,411)	(193)
Amortization of deferred exit fees	(406)	(69)
Changes in assets and liabilities:
Accrued interest receivable	(452)	(482)
Accrued expenses	711	(44)
Loan fees payable	—	110
Due to related parties	142	833
Other assets	13	—
Accrued interest payable	59	182
Net cash provided by operating activities	6,649	2,402
Cash flows from investing activities:
Origination of commercial loans	(254,725)	(126,119)
Origination fees received on commercial loans	1,951	1,243
Principal repayments of commercial loans	74,478	—
Purchase of real estate securities	(50,459)	(61,341)
Real estate securities sold	9,211	2,996
Real estate securities principal pay-down	1,215	385
Net cash used in investing activities	(218,329)	(182,836)
Cash flows from financing activities:
Proceeds from issuance of common stock	118,804	81,351
Redemptions of common stock	(541)	—
Payment of offering costs	(10,035)	(6,399)
Proceeds from repurchase agreements	925,238	412,617
Principal repayments of repurchase agreements	(789,908)	(287,507)
Debt finance costs	(1,487)	(979)
Distributions paid	(11,373)	(3,961)
Net cash provided by financing activities	230,698	195,122
Net change in cash, cash equivalents and restricted cash	19,018	14,688
Cash, cash equivalents and restricted cash at beginning of period	28,497	1,406
Cash, cash equivalents and restricted cash at end of period	$47,515	$16,094
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$(505)	$(730)
Interest paid	$9,939	$1,897
Distributions payable	$1,650	$728
Payable for securities purchased	$1,500	$—
Purchase of real estate securities	$(1,500)	$—
Accrued stockholder servicing fee due to related party	$82	$—
Distribution reinvestment	$1	$—

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

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

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors. The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an amended and restated advisory agreement dated April 29, 2019 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”), which supersedes and replaces the advisory agreement dated October 25, 2016 (the “Prior Advisory Agreement”).

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, pursuant to an amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated April 29, 2019, which supersedes and replaces the sub-advisory agreement dated October 25, 2016. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

On October 25, 2016, the Company commenced a private offering (the “Private Offering”) of up to $500,000 in shares of Class P common stock (“Class P Shares”). Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”), was the dealer manager for the Private Offering.  On June 28, 2019, the Company terminated the Private Offering in anticipation of selling shares in the IPO (described below). The Company continued to accept Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019. As of July 16, 2019, the Company had received and accepted investors’ subscriptions for and issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276,681.

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

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

Class D common shares; (iii) 500,000,000 authorized but unissued Class P common shares as Class I common shares; (iv) 500,000,000 authorized but unissued Class P common shares as Class S common shares; and (v) 500,000,000 authorized but unissued Class P common shares as Class T common shares.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the SEC on March 12, 2019, under the heading Note 2 – Summary of Significant Accounting Policies. There have been no changes to the Company’s significant accounting policies for the nine-months ended September 30, 2019.

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

Restricted cash represents cash the Company is required to hold in a segregated account.  As of September 30, 2019 and December 31, 2018, the restricted cash was held as additional collateral on real estate securities repurchase agreements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$47,038	$27,530
Restricted cash	477	967
Total cash, cash equivalents, and restricted cash	$47,515	$28,497

Accounting Pronouncements Recently Issued but Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for financial assets carried at amortized cost. ASU 2016-13 eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. ASU 2016-13 is effective for SEC filers for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. In October 2019, the FASB tentatively agreed to a proposed Accounting Standards Update that would grant certain small public companies (such as smaller reporting companies as defined by the SEC) until reporting periods commencing after December 15, 2022 to implement ASU 2016-13. Although the Company continues to evaluate the impact

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

ASU 2016-13 will have on its allowance for loan losses estimate, the Company anticipates utilizing the extension if the proposal is adopted.

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of September 30, 2019 and December 31, 2018:

September 30, 2019

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	26	$421,472	$(2,285)	$419,187	5.8%	2.1
Credit loans	2	10,500	—	10,500	9.2%	6.7
Total and average	28	$431,972	$(2,285)	$429,687	5.9%	2.2

December 31, 2018

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	16	$241,225	$(2,152)	$239,073	6.4%	2.2
Credit loans	2	10,500	—	10,500	9.2%	7.5
Total and average	18	$251,725	$(2,152)	$249,573	6.5%	2.5

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

As of September 30, 2019, 26 loans had a risk rating of 2 and two had a risk rating of 3. As of December 31, 2018, 17 loans had a risk rating of 2 and one had a risk rating of 3. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

The tables below show the Company’s real estate securities as of September 30, 2019 and December 31, 2018:

September 30, 2019

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
3	AAA	Hospitality, Office	2.9%	0.5	$20,043	$19,987	$31	$(12)	$20,006
1	AA-	Hospitality	3.0%	0.6	2,000	1,999	—	(3)	1,996
8	BB-	Retail, Hospitality, Mixed Use, Multifamily, Office	4.6%	1.2	57,810	57,772	252	(40)	57,984
3	Unrated	Hospitality	7.3%	0.9	55,275	54,788	130	(16)	54,902
15			5.4%	1.0	$135,128	$134,546	$413	$(71)	$134,888

December 31, 2018

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2	AAA	Hospitality	3.4%	0.7	$20,310	$20,310	$—	$(277)	$20,033
1	AA-	Hospitality	3.5%	1.4	2,000	1,998	—	(31)	1,967
5	BB-	Retail, Hospitality	5.3%	1.6	38,512	38,438	—	(460)	37,978
2	Unrated	Hospitality	7.7%	1.4	32,700	31,715	—	(475)	31,240
10			5.7%	1.3	$93,522	$92,461	$—	$(1,243)	$91,218

At September 30, 2019, the Company held 15 CMBS with a total carrying value of $134,888 including a total unrealized gain of $413 and a total unrealized loss of $71. As of September 30, 2019, the amortized cost was $582 less than the par value of $135,128 due to five real estate securities purchased at a discount. At December 31, 2018, the Company held 10 CMBS with a total carrying value of $91,218 including a total unrealized loss of $1,243. As of December 31, 2018, the amortized cost was $1,061 less than the par value of $93,522 due to three real estate securities purchased at a discount. As of September 30, 2019 and December 31, 2018, no position had an unrealized loss for a period greater than 12 months. During the three and nine-months ended September 30, 2019, the Company sold real estate securities for $0 and $9,211 that resulted in realized losses of $0 and $43, respectively. The Company did not have any realized gains or losses during the three and nine-months ended September 30, 2018.

As of September 30, 2019 and December 31, 2018, each CMBS was assigned an internal risk rating of 2.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in September 2019 to August 2020. Advances under the CF Repo Facility accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The CF Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of September 30, 2019 and December 31, 2018.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.25%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of September 30, 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Company’s Repo Facilities as of September 30, 2019 and December 31, 2018:

September 30, 2019					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$193,026	$298	$268,909	4.28%	318
JPM Repo Facility	150,000	77,620	91	107,663	3.92%	584
	$400,000	$270,646	$389	$376,572	4.17%	394

December 31, 2018					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$175,000	$164,410	$299	$225,075	4.71%	317
JPM Repo Facility	—	—	—	—	—	—
	$175,000	$164,410	$299	$225,075	4.71%	317

(1)	Excluding $82 and $77 of unamortized debt issuance costs at September 30, 2019 and December 31, 2018, respectively.

Real Estate Securities

The Company entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of September 30, 2019	$90,964	$97	$125,721	3.46%	17
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9

The total amount outstanding as of September 30, 2019 and December 31, 2018 was with JP Morgan Securities LLC. In addition, the master repurchase agreements are subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of September 30, 2019 and December 31, 2018.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

Note 6 – Stockholders’ Equity

The following tables detail the change in the Company’s outstanding shares of all classes of common stock, including restricted common stock:

	Common Stock
Nine-months ended September 30, 2019	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	5,940,744	—	—	—	—	—
Issuance of shares	4,315,524	36,227	43,296	—	8,961	9,093
Issuance of restricted shares	2,400	—	—	—	—	—
Redemptions	(21,575)	—	—	—	—	—
Ending balance	10,237,093	36,227	43,296	—	8,961	9,093

	Common Stock
Nine-months ended September 30, 2018	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	1,733,392	—	—	—	—	—
Issuance of shares	2,997,558	—	—	—	—	—
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—
Ending balance	4,730,950	—	—	—	—	—

Distributions

From January 1, 2019 to July 31, 2019, the Company paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. Distributions declared on or after August 1, 2019 on Class P Shares are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.92 per share. Distributions on Class A, Class T, Class D and Class I are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.62 per share. The table below presents the aggregate distributions declared for each applicable class of common stock during the nine-months ended September 30, 2019. The table excludes from dividend declaration any month when there were no outstanding shares for a class of stock.

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.4400	$0.1350	$0.2700	$—	$0.1350	$0.2700
Stockholder servicing fee per share	N/A	N/A	0.0355	—	0.0052	N/A
Net distributions declared per share	$1.4400	$0.1350	$0.2345	$—	$0.1298	$0.2700

As of September 30, 2019 and December 31, 2018, distributions declared but not yet paid amounted to $1,650 and $941, respectively. As of December 31, 2018, the Company had not declared or paid any distributions on Class A, Class T, Class S, Class D or Class I common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

Note 7 – Net Income Per Share

The following table is a summary of the basic and diluted net income per share computation for the three and nine-months ended September 30, 2019  and 2018:

	Three-months ended September 30,		Nine-months ended September 30,
	2019	2018	2019	2018
Net income	$3,256	$1,340	$9,361	$2,379
Weighted average shares outstanding, basic	10,116,083	4,159,656	8,407,217	3,074,194
Weighted average shares outstanding, diluted	10,116,516	4,159,839	8,407,450	3,074,311
Net income per share, basic and diluted	$0.32	$0.32	$1.11	$0.77

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions.  As of September 30, 2019 and December 31, 2018, the Company had 19 and 13 of such loans, respectively, with a total remaining future funding commitment of $46,982 and $30,343, respectively. The Company may advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Transactions with Related Parties

As of September 30, 2019, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such Class P Shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of September 30, 2019, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such Class P Shares were purchased (November 2021); and (ii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

The following table summarizes the Company’s related party transactions for the three and nine-months ended September 30, 2019  and 2018 and the amount due to related parties at September 30, 2019 and December 31, 2018:

	Three-months ended September 30,		Nine-months ended September 30,		Payable as of September 30,	Payable as of December 31,
	2019	2018	2019	2018	2019	2018
Organization and offering expense reimbursement(1)	$61	$113	$328	$389	$24	$512
Selling commissions and dealer manager fee(2)	1,243	2,236	6,860	5,280	—	—
Advisory fee(3)(4)	2,671	840	6,156	1,379	1,293	1,161
Accrued stockholder servicing fee(5)	82	—	82	—	82	—
Operating expense reimbursement(6)	—	3	5	8	—	7
Total	$4,057	$3,192	$13,431	$7,056	$1,399	$1,680

(1)

The Company reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Private Offering, provided that aggregate reimbursements of such costs and expenses shall not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Private Offering. The Company also reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the IPO, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the IPO. For the Private Offering, offering costs were offset against stockholders’ equity when paid. Unpaid amounts were recorded as deferred offering costs and included in due to related parties in these consolidated balance sheets. For the IPO, offering costs are offset against stockholders’ equity when incurred.

(2)

The Dealer Manager received selling commissions up to 5%, and a dealer manager fee up to 3%, of the transaction price for each Class P Share sold in the Private Offering, the majority of which was paid to third-party broker-dealers.

(3)

The Company pays the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. Pursuant to the Prior Advisory Agreement, (1) the fixed component of the advisory fee was paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset; and (2) the performance component of the advisory fee was calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor received 20% of the excess total return allocable to the Class P Shares; provided that in no event did the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. The Advisor waived the advisory fee for all periods prior to April 1, 2018. On April 29, 2019, the Company, the Advisor and the Operating Partnership entered into the Advisory Agreement, which supersedes and replaces the Prior Advisory Agreement. Pursuant to the Advisory Agreement, (1) the fixed component of the advisory fee is paid in an amount equal to (i) prior to July 17, 2019 (the “NAV Pricing Date”), 1/4th of 1.5% per annum of the gross value of the Company’s assets, paid quarterly in arrears, and (ii) following the NAV Pricing Date, 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment shall not exceed 1/12th of 2.5% of the Company’s NAV; and (2) the performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year.

(4)

Effective July 17, 2019, the Company pays the Advisor all new loan origination and administrative fees (collectively, the “Fees”) related to CRE loans held for investment, to the extent that such Fees are paid by the borrower. The Fees passed along to the Advisor for both the three and nine-months ended September 30, 2019 were $1,070.

(5)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class T, Class S, and Class D shares.  The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

(6)

The Company reimburses the Advisor for expenses that it (or the Sub-Advisor acting on the Advisor’s behalf) incurs in connection with providing services to the Company, provided that the Company does not reimburse overhead costs, including

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments) and the Company will only reimburse the Advisor for fees payable to its affiliates if they are incurred for legal or marketing services rendered on the Company’s behalf.

Note 10 – Equity-Based Compensation

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. On January 7, 2019, the Company granted 400 restricted Class P Shares to each of its three independent directors for a total of 1,200 Class P Shares with a total value of $30.  These restricted Class P Shares vest in equal one-third increments on January 7, 2020, 2021 and 2022.  On March 1, 2018, the Company granted 400 restricted Class P Shares to each of its three independent directors for a total of 1,200 Class P Shares with a total value of $30.  These restricted Class P Shares vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Compensation expense associated with the restricted shares issued to the independent directors was $5 and $15, in the aggregate, for the three and nine-months ended September 30, 2019, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $3 and $6 for the three and nine-months ended September 30, 2018, respectively. As of September 30, 2019, the Company had $37 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.84 years.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,200	$30	$30
Granted	1,200	30	30
Vested	(400)	(10)	(10)
Converted	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2019	2,000	$50	$50

Note 11 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by their level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies included in the Annual Report) as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$134,888	—	$134,888	—	$91,218	—	$91,218	—

The Company did not transfer any assets within fair value levels during the three and nine months ended September 30, 2019 and December 31, 2018.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$47,038	$47,038	$27,530	$27,530
Restricted cash	477	477	967	967
Commercial mortgage loans, net	429,687	435,750	249,573	250,156
Total	$477,202	$483,265	$278,070	$278,653
Financial liabilities
Repurchase agreements - real estate securities	$90,964	$90,964	$61,871	$61,871
Repurchase agreements - commercial mortgage loans	270,564	270,564	164,333	164,333
Total	$361,528	$361,528	$226,204	$226,204

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents and restricted cash was based on the bank balance and was a Level 1 fair value measurement.
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

Note 12 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2019, the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sale of Common Stock

As of November 13, 2019, the Company had received gross proceeds of $286,326 from the issuance of its common stock, including through the distribution reinvestment plan.

Renewal of Advisory Agreement

On November 13, 2019, the Company’s board of directors, including a majority of the independent directors, approved the renewal of the Advisory Agreement for a term of one year, commencing on December 31, 2019.

Distributions

On October 30, 2019, the Company declared distributions for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1600	$0.1350	$0.1350	$—	$0.1350	$0.1350
Stockholder servicing fee per share	N/A	N/A	0.0177	—	0.0052	N/A
Net distributions declared per share	$0.1600	$0.1350	$0.1173	$—	$0.1298	$0.1350

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited, dollar amounts in thousands, except share data)

The net distributions for each class of common stock (which represents the gross distributions less stockholder servicing fees for the applicable class of common stock) are payable to stockholders of record as of the close of business on October 31, 2019 and will be paid on or about November 19, 2019.  These distributions will be paid in cash or, for stockholders participating in the Company’s distribution reinvestment plan, reinvested in shares of the Company’s common stock.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on  March 12, 2019, and the factors described below:

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

The following discussion and analysis relate to the three and nine-months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q. Unless otherwise stated, all dollar amounts are stated in thousands, except share data.

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

On October 25, 2016, we commenced a private offering (the “Private Offering”) of up to $500,000 in shares of our Class P common stock (“Class P Shares”). Inland Securities Corporation, an affiliate of our Advisor (the “Dealer Manager”), was our dealer manager for the Private Offering.  On June 28, 2019, we terminated the Private Offering in anticipation of selling shares in the IPO (described below). We continued to accept Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019. As of July 16, 2019, we had received and accepted investors’ subscriptions for and issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276,681.

On May 3, 2019, we commenced an initial public offering of up to $2,350,000 in shares of our Class A, Class T, Class S, Class D and Class I common stock (the “IPO”) pursuant to our Registration Statement on Form S-11 (File No. 333-230465). Prior to July 17, 2019 (the “NAV Pricing Date”), the purchase price for each class of our common stock in our primary offering was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees, and the per share purchase price for shares of our common stock in our distribution reinvestment plan was $25.00. Following the NAV Pricing Date, the purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as our exclusive dealer manager for the IPO on a best efforts basis. As of November 13, 2019, we had received and accepted investors’ subscriptions for and issued 195,230 Class A shares, 95,474 Class T shares, 20,986 Class D shares and 57,412 of Class I shares of common stock, respectively, in the IPO, resulting in gross proceeds of $9,645. As of November 13, 2019, $2,340,355 of our shares of common stock remained to be sold in the IPO.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019, under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the nine-months ended September 30, 2019.

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

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of September 30, 2019 and December 31, 2018:

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our portfolio as of September 30, 2019 compared to December 31, 2018 were primarily due to the new loans originated and real estate securities purchased during the period.  Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant.  We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of September 30, 2019	As of December 31, 2018

Principal balance of first mortgage loans	$421,472	$241,225
Number of first mortgage loans	26	16
Principal balance of credit loans	$10,500	$10,500
Number of credit loans	2	2
Total balance of loans	$431,972	$251,725
Total number of loans	28	18
All-in yield	5.9%	6.5%

The increase in the size of our portfolio is due to investing capital received from the Private Offering and from increased leverage as we executed on our business strategy. The change in weighted average interest rate was due to change in portfolio composition through the additional loans originated and due to changes in the London Interbank Offered Rate (“LIBOR”).  Due to the small number of loans in our portfolio, the weighted average interest rate may change significantly as we continue to originate loans in the future.

The table below presents information for each of our commercial mortgage loans as of September 30, 2019:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	6.7%	01/09/21	01/09/23	HI	Office	67%	2
2	12/13/17	First mortgage	15,561	L+4.50%	6.5%	12/09/20	12/09/22	VA	Office	55%	2
3	03/22/18	First mortgage	11,829	L+3.75%	5.8%	04/09/21	04/09/23	CO	Retail	74%	2
4	05/04/18	First mortgage	31,000	L+4.00%	6.0%	05/09/21	05/09/23	PA	Industrial	64%	2
5	05/17/18	First mortgage	6,806	L+4.50%	6.5%	06/09/21	06/09/23	NC	Multifamily	54%	2
6	08/21/18	First mortgage	16,180	L+3.65%	5.7%	09/09/21	09/09/23	AZ	Multifamily	80%	2
7	09/07/18	First mortgage	23,541	L+3.75%	5.8%	09/09/21	09/09/23	TX	Office	73%	2
8	09/19/18	First mortgage	8,531	L+3.70%	5.7%	10/09/21	10/09/23	TX	Multifamily	69%	2
9	10/12/18	First mortgage	19,228	L+4.00%	6.0%	10/09/20	10/09/23	TX	Multifamily	76%	2
10	10/30/18	First mortgage	6,643	L+3.85%	5.9%	11/09/21	11/09/23	TX	Multifamily	76%	2
11	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/09/21	12/09/23	CA	Multifamily	64%	2
12	11/20/18	First mortgage	26,486	L+3.30%	5.4%	12/09/20	12/09/23	FL	Multifamily	78%	2
13	12/13/18	First mortgage	24,500	L+5.05% (6)	7.2%	12/09/20	12/09/21	IL	Hospitality	72%	3
14	12/20/18	First mortgage	16,150	L+4.20%	6.2%	01/09/22	01/09/24	AL	Hospitality	64%	2
15	01/24/19	First mortgage	14,200	L+3.40%	5.7%	02/09/22	02/09/24	NV	Multifamily	76%	2
16	01/25/19	First mortgage	9,923	L+3.45%	5.5%	02/09/22	02/09/24	IL	Multifamily	78%	2
17	04/11/19	First mortgage	15,761	L+3.30%	5.7%	04/09/22	04/09/24	CA	Industrial	79%	2
18	04/25/19	First mortgage	6,184	L+4.00%	6.4%	05/09/21	05/09/24	TX	Multifamily	58%	2
19	05/29/19	First mortgage	24,000	L+3.25%	5.7%	06/09/22	06/09/24	TX	Multifamily	68%	2
20	05/31/19	First mortgage	12,130	L+3.25%	5.6%	06/09/22	06/09/24	CA	Multifamily	70%	2
21	06/18/19	First mortgage	40,719	L+2.75%	4.8%	07/09/22	07/09/24	TX	Office	72%	2
22	06/18/19	First mortgage	6,350	L+3.60%	5.7%	07/09/22	07/09/24	CA	Mixed Use	54%	2
23	07/24/19	First mortgage	14,000	L+3.95%	6.0%	08/09/21	08/09/22	CA	Office	77%	2
24	08/15/19	First mortgage	7,000	L+4.20%	6.6%	09/09/22	09/09/24	TN	Office	45%	2
25	09/27/19	First mortgage	14,900	L+3.10%	5.1%	10/09/23	10/09/24	CA	Office	75%	2
26	09/30/19	First mortgage	30,000	L+3.30%	5.3%	10/09/22	10/09/24	TX	Multifamily	77%	2
27	09/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
28	03/27/18	Credit	3,000	9.35%	9.3%	04/01/23	04/01/23	FL	Hospitality	68%	3
			$431,972		5.9%					71%	2

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of September 30, 2019 using LIBOR of 2.0315%.

(3)	Original maturity is the first maturity on the loan and maximum maturity assumes all extension options are exercised.

(4)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(5)

Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See “Note 3 – Commercial Mortgage Loans Held for Investment” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

(6)	Interest rate increases to L+5.30% on the payment date in January 2020.

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

	As of September 30, 2019	As of December 31, 2018
Outstanding balance (fair market value)	$134,888	$91,218
Number of real estate securities	15	10
Weighted average interest rate (1)	5.4%	5.7%
Average years to maturity	1.0	1.3
Weighted average yield (2)	6.4%	5.6%
Portfolio ratings % of total outstanding:
AAA	15.0%	22.0%
AA-	1.0%	2.0%
BB-	43.0%	41.0%
Unrated	41.0%	35.0%

(1)	The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.
(2)	The weighted average yield is calculated as interest income divided by the average carrying value.

We entered into master repurchase agreements to fund our investment portfolio.  As of September 30, 2019 and December 31, 2018, we had total borrowings of $361,528 (which is net of $82 of unamortized debt issuance costs) and $226,204 (which is net of $77 of unamortized debt issuance costs), respectively.  During the nine-months ended September 30, 2019 and the year ended December 31, 2018, we had weighted average borrowings of $298,269 and $99,221 and weighted average borrowing costs of 4.4% and 4.1%, respectively.  The increase in borrowings combined with the proceeds from the Private Offering and IPO (collectively, the “Offerings”) were used to fund the growth in our investment portfolio. The increase in the weighted average borrowing costs were primarily due to the change in LIBOR during the period.

The increase in the size of our portfolio is due to investing the proceeds of the Offerings on a levered basis to purchase additional real estate securities.  The change in weighted average interest rate, weighted average yield and average years to maturity were due to the change in the portfolio composition.

The change in the ratings of our real estate securities was due to the change in the composition of our assets as we invested the capital from the Offerings.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS.  Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. Each real estate security had a credit rating of 2 as of September 30, 2019 and December 31, 2018. See “Note 4 – Real Estate Securities” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Results of Operations

Comparison of the Three-Months Ended September 30, 2019 to the Three-Months Ended September 30, 2018

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Months Ended September 30,
	2019			2018
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$133,855	$2,095	6.1%	$74,039	$1,152	6.1%
Commercial mortgage loans	406,057	7,169	6.9%	128,412	2,212	6.7%
Total/Weighted Average	$539,912	$9,264	6.7%	$202,451	$3,364	6.5%
Interest-bearing liabilities:
Repurchase agreements—securities	$82,981	$783	3.7%	$46,365	$413	3.5%
Repurchase agreements—commercial mortgage loans	256,397	2,951	4.5%	75,387	858	4.5%
Total/Weighted Average	$339,378	$3,734	4.3%	$121,752	$1,271	4.1%
Net interest income/spread		$5,530	2.4%		$2,093	2.4%
Average leverage %(5)	169.2%			150.9%
Weighted average levered yield(6)			10.8%			10.1%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $201 and $36 for the three-months ended September 30, 2019 and 2018, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offerings and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Offerings and the changes in interest rates tied to LIBOR.

Operating Expenses

Operating expenses for the three-months ended September 30, 2019 and 2018 consisted of the following:

	Three-Months Ended September 30,
	2019	2018
Advisory fee	$1,601	$840
Debt finance costs	271	122
Directors compensation	22	21
Professional service fees	183	69
Other expenses	192	73
Total operating expenses	$2,269	$1,125

Total operating expenses for the three-months ended September 30, 2019 and 2018 were $2,269 and $1,125, respectively. The increase in the advisory fee during the three-months ended September 30, 2019, compared to the three-months ended September 30, 2018 was due to the increase in our assets upon which the advisory fee is based. We, through our wholly owned subsidiary, have entered into master repurchase agreements and incurred costs which are deferred over the loan term. The increase in debt finance costs were due to additional fees incurred to enter into a new repurchase agreement, and increase the maximum advance amount and extend the term of another agreement.

Other Income (Loss)

For the three-months ended September 30, 2019 and 2018, we had net unrealized (loss) gain of $(205) and $336, respectively.  The changes were the result of the changes in market conditions that affected the price of our securities.

Net Income

For the three-months ended September 30, 2019 and 2018, our net income was $3,256 and $1,340, or $0.32 and $0.32 per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offerings and borrowings.

Comparison of the Nine-Months Ended September 30, 2019 to the Nine-Months Ended September 30, 2018

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Nine-Months Ended September 30,
	2019			2018
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$111,965	$5,404	6.4%	$49,313	$1,948	5.2%
Commercial mortgage loans	349,923	18,586	7.0%	81,620	4,232	6.8%
Total/Weighted Average	$461,888	$23,990	6.8%	$130,933	$6,180	6.2%
Interest-bearing liabilities:
Repurchase agreements—securities	$75,283	$2,157	3.8%	$30,944	$740	3.2%
Repurchase agreements—commercial mortgage loans	222,986	7,841	4.6%	40,222	1,339	4.4%
Total/Weighted Average	$298,269	$9,998	4.4%	$71,166	$2,079	3.9%
Net interest income/spread		$13,992	2.4%		$4,101	2.4%
Average leverage %(5)	182.3%			119.1%
Weighted average levered yield (6)			11.3%			9.0%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $522 and $36 for the nine-months ended September 30, 2019 and 2018, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offerings and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Offerings and the changes in interest rates tied to LIBOR.

Operating Expenses

Operating expenses for the nine-months ended September 30, 2019 and 2018 consisted of the following:

	Nine-Months Ended September 30,
	2019	2018
Advisory fee	$5,086	$1,379
Debt finance costs	692	309
Directors compensation	66	63
Professional service fees	492	276
Other expenses	358	188
Total operating expenses	$6,694	$2,215

Total operating expenses for the nine-months ended September 30, 2019 and 2018 were $6,694 and $2,215, respectively. The increase in the advisory fee during the nine-months ended September 30, 2019, compared to the nine-months ended September 30, 2018 was due to the increase in our assets upon which the advisory fee is based. We, through a wholly owned subsidiary, entered into master repurchase agreements and incurred costs which are deferred over the loan term. The increase in debt finance costs was due to additional fees incurred to enter into a new repurchase agreement and increase the maximum advance amount and to extend the term of another agreement.

Other Income

For the nine-months ended September 30, 2019 and 2018, other income was $1,542 and $457, respectively, primarily due to net unrealized gains created by our real estate securities. The changes were the result of the changes in market conditions that affected the price of our securities.

Net Income

For the nine-months ended September 30, 2019 and 2018, our net income was $9,361 and $2,379, or $1.11 and $0.77 per share (basic and diluted), respectively. The increase in net income was primarily due to the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offerings and borrowings.

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

Our FFO and MFFO are calculated as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2019	2018	2019	2018
GAAP net income	$3,256	$1,340	$9,361	$2,379
Funds from operations	$3,256	$1,340	$9,361	$2,379

Amortization of (discount) premium on real estate securities	(211)	(157)	(594)	(208)
Unrealized (gain) loss on real estate securities	205	(336)	(1,585)	(457)
Amortization of debt financing costs	271	122	692	309
Modified funds from operations	$3,521	$969	$7,874	$2,023

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2019 ($ and shares in thousands):

Components of NAV	As of September 30, 2019
Commercial mortgage loans	$435,750
Real estate securities	134,888
Cash and cash equivalents and restricted cash	47,515
Other assets	7,515
Repurchase agreements - commercial mortgage loans	(270,564)
Repurchase agreements - real estate securities	(90,964)
Payable for securities purchased	(1,500)
Due to related parties	(1,399)
Distributions payable	(1,650)
Interest payable	(486)
Accrued stockholder servicing fees(1)	(1)
Other liabilities	(652)
Net asset value	$258,452
Number of outstanding shares	10,335

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of September 30,

2019, we have accrued under GAAP $62 of stockholder servicing fees payable to the Dealer Manager related to the Class T shares sold and $20 of stockholder servicing fees payable to the Dealer Manager related to the Class D shares sold. As of September 30, 2019, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of September 30, 2019 ($ and shares in thousands except for per share data):

	Common Stock
NAV Per Share	Class A	Class T	Class S	Class D	Class I
Monthly NAV	$908	$1,085	$—	$225	$228
Number of outstanding shares	36	43	—	9	9
NAV per share as of September 30, 2019	$25.0728	$25.0554	$—	$25.0728	$25.0643

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of September 30, 2019
Stockholders' equity per GAAP	$247,711
Adjustments:
Unamortized stockholder servicing fee	81
Unamortized offering costs	4,597
Fair market value loan adjustment	6,063
Net asset value	$258,452

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from the Offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the acquisition of additional investments, required debt service and the payment of distributions to stockholders.

Cash Flow Analysis

	Nine-months Ended September 30,		Change
	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$6,649	$2,402	$4,247
Net cash used in investing activities	$(218,329)	$(182,836)	$(35,493)
Net cash provided by financing activities	$230,698	$195,122	$35,576

We held cash, cash equivalents and restricted cash of $47,515 and $28,497 as of September 30, 2019 and December 31, 2018, respectively. Our cash, cash equivalents and restricted cash increased due to normal fluctuations and were primarily related to the net proceeds from the Offerings and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $6,649 and $2,402 for the nine-months ended September 30, 2019 and 2018, respectively.  The increase in cash from operating activities was due to the increase in the size of our investment portfolio.

Our investing activities used net cash of $218,329 and $182,836 for the nine-months ended September 30, 2019 and 2018, respectively. The primary driver of the change was due to the origination of mortgage loans and purchase of real estate securities as we invested the proceeds of the Offerings on a levered basis.

Our financing activities provided net cash of $230,698 and $195,122 for the nine-months ended September 30, 2019 and 2018, respectively. The contributions came from $135,330 in net proceeds from our repurchase agreement financing and $108,769 in net proceeds from the issuance of our common stock for the nine-months ended September 30, 2019.  For the nine-months ended September 30, 2018, the contributions came from $125,110 in net proceeds from our repurchase agreement financing and $74,952 in net proceeds from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in September 2019 to August 2020. Advances under the CF Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.25%. The CF Repo Facility is generally subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of September 30, 2019 and December 31, 2018.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.25%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of September 30, 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Repo Facilities as of September 30, 2019 and December 31, 2018:

September 30, 2019					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$193,026	$298	$268,909	4.28%	318
JPM Repo Facility	150,000	77,620	91	107,663	3.92%	584
	$400,000	$270,646	$389	$376,572	4.17%	394

December 31, 2018					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$175,000	$164,410	$299	$225,075	4.71%	317
JPM Repo Facility	—	—	—	—	—	—
	$175,000	$164,410	$299	$225,075	4.71%	317

(1)	Excluding $82 and $77 of unamortized debt issuance costs at September 30, 2019 and December 31, 2018, respectively.

Real Estate Securities

As of September 30, 2019 and December 31, 2018, we had entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of September 30, 2019	$90,964	$97	$125,721	3.46%	17
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9

Distributions

For the nine-months ended September 30, 2018 and for the period from January 1, 2019 to July 31, 2019, we paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. Distributions declared on or after August 1, 2019 on Class P Shares are based on monthly record dates, payable in arrears the following month, equal to a monthly amount of 1/12th of $1.92 per share.

For each class of common stock offered in the IPO, we pay the same gross distribution based on monthly record dates, payable in arrears the following month, equal to a monthly amount of 1/12th of $1.62 per share.

During the nine-months ended September 30, 2019, we paid a monthly gross distribution of 1/12th of $1.62 per share on our Class A and Class D common stock to stockholders of record in the month of September and on our Class T and Class I common stock to shareholders of record in the months of August and September. During the nine-months ended September 30, 2018, we did not declare or pay any distributions on our Class A, Class T, Class S, Class D or Class I common stock.

	Nine-Months Ended September 30,
	2019	2018
Distributions
Paid in cash	$11,373	$3,961
Reinvested in shares	1	—
Total distributions	$11,374	$3,961
Cash flows from operating activities	$6,649	$2,402

(1)	For the nine-months ended September 30, 2019 and 2018, 41.5% and 39.4% of distributions were paid from the net combined proceeds of our Private Offering and IPO, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of September 30, 2019 and December 31, 2018 are summarized as follows:

As of September 30, 2019	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$90,964	—	—	—	$90,964
Borrowings under repurchase agreements - commercial mortgage loans (1)	270,646	—	—	—	270,646
Total	$361,610	—	—	—	$361,610

As of December 31, 2018
Borrowings under repurchase agreements - real estate securities	$61,871	—	—	—	$61,871
Borrowings under repurchase agreements - commercial mortgage loans (1)	164,410	—	—	—	164,410
Total	$226,281	—	—	—	$226,281

(1)	Excluding $82 and $77 of unamortized debt issuance costs at September 30, 2019 and December 31, 2018, respectively.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions.  As of September 30, 2019 and December 31, 2018, we had 19 and 13 of such loans, respectively, with a total remaining future funding commitment of $46,982 and $30,343, respectively.  The future funding commitments are advanced at our discretion if the borrower has requested the advance and has met certain loan specific requirements.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the nine-months ended September 30, 2019.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the nine-months ended September 30, 2019 and 2018, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of September 30, 2019, and December 31, 2018, our investment portfolio was 98% variable rate investments based on LIBOR for various terms. Borrowings under our master services agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2019	December 31, 2018
(-) 50 Basis Points	4.84%	(3.98)%
(-) 25 Basis Points	2.98%	(2.32)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	3.28%	2.32%
(+) 50 Basis Points	5.42%	4.64%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three-months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities (Dollar amounts in thousands)

On October 25, 2016, we commenced the Private Offering of up to $500,000 in our Class P Shares. The Class P Shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. On June 28, 2019, we terminated the Private Offering. We continued to accept Private Offering subscription proceeds through July 16, 2019. During the three-months ended September 30, 2019, we received and accepted investors’ subscriptions for and issued 820,089 Class P Shares in the Private Offering resulting in gross offering proceeds of $21,948. As of July 16, 2019, we issued 10,258,094 Class P Shares resulting in gross offering proceeds of $276,681. Inland Securities Corporation served as our dealer manager for the Private Offering.

Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the period covered by this report.

Use of Proceeds

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465), covering the IPO of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation serves as our dealer manager for the IPO.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of September 30, 2019, we received net offering proceeds of $2,367 from the IPO. The following table summarizes certain information about the IPO proceeds ($ in thousands except for per share data):

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	36,227	43,296	—	8,961	9,093	97,577
Gross proceeds from primary offering	$965	$1,122	$—	$225	$228	$2,540
Reinvestments of distributions	—	1	—	—	—	1
Total gross proceeds	965	1,123	—	225	228	2,541
Selling commissions and dealer manager fees	56	36	—	—	—	92
Stockholder servicing fees	—	62	—	20	—	82
Total expenses	56	98	—	20	—	174
Net offering proceeds(1)	$909	$1,025	$—	$205	$228	$2,367

(1)	Excludes fund level offering costs of $2,401.

We primarily used the net offering proceeds from the IPO to originate commercial real estate loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

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

During the three months ended September 30, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 — July 31, 2019	5,844	$25.11	5,844	—
August 1 — August 31, 2019	4,440	$25.11	4,440	—
September 1 — September 30, 2019	7,705	$25.04	7,705	—
	17,989	$25.08	17,989	—
________________
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

3.2	Articles of Amendment of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)
3.3	Articles Supplementary of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)
3.4	Certificate of Correction of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2019 and incorporated by reference)
3.5	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)
4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed April 30, 2019 and incorporated by reference)
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on November 14, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	November 14, 2019

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 14, 2019