Form 10-K
period 2019-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2020-03-11
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
None

Securities registered pursuant to Section 12(g) of the Act:

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

There is no established market for the registrant’s shares of common stock. As of March 10, 2020, the Registrant had 11,628,832 shares of common stock outstanding, consisting of: 10,151,787 shares of Class P common stock, 652,618 shares of Class A common stock, 396,828 shares of Class T common stock, 49,918 shares of Class D common stock, 377,681 shares of Class I common stock and no shares of Class S common stock.

PART I

Item 1. Business.

General

InPoint Commercial Real Estate Income, Inc. (the “Company”, “we,” “our” or “us”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including floating rate first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), and senior unsecured debt of publicly traded real estate investment trusts (“REITs”). We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the limited partner interests in the Operating Partnership.  We have elected to be taxed as a REIT for U.S. federal income tax purposes. We are not a mutual fund and do not intend to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We are externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. (“Inland”). The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing our CRE investment portfolio, subject to the supervision of our board of directors. The Advisor performs its duties and responsibilities as our fiduciary pursuant to an amended and restated advisory agreement dated April 29, 2019 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”), which supersedes and replaces the advisory agreement dated October 25, 2016 (the “Prior Advisory Agreement”).

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP (“Sound Point”), pursuant to an amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated April 29, 2019, which supersedes and replaces the sub-advisory agreement dated October 25, 2016. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate our investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of our assets and calculation of our net asset value (“NAV”); (ii) management of our day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of our annual stockholder meetings; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

On October 25, 2016, we commenced a private offering (the “Private Offering”) of up to $500.0 million in shares of Class P common stock (“Class P Shares”). Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”), was the dealer manager for the Private Offering.  On June 28, 2019, we terminated the Private Offering. We continued to accept Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019. We issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276.7 million.

On March 22, 2019, we filed a Registration Statement on Form S-11 (File No. 333-230465) (the “Registration Statement”) to register up to $2.35 billion in shares of common stock in our initial public offering (the “IPO”). On April 29, 2019, the Company filed articles of amendment with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) (i) to modify the number of shares of capital stock the Company has authority to issue under its charter from 500,000,000 to 3,050,000,000, consisting of 3,000,000,000 Class P common shares and 50,000,000 shares of preferred stock, and (ii) to modify the aggregate par value of all authorized shares of stock from $0.5 million to $3.05 million.

On April 29, 2019, we also filed articles supplementary with SDAT to reclassify and designate: (i) 500,000,000 authorized but unissued Class P common shares as Class A common shares; (ii) 500,000,000 authorized but unissued Class P common shares as Class D common shares; (iii) 500,000,000 authorized but unissued Class P common shares as Class I common shares; (iv) 500,000,000 authorized but unissued Class P common shares as Class S common shares; and (v) 500,000,000 authorized but unissued Class P common shares as Class T common shares.

On May 3, 2019, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement and we commenced the IPO. Prior to July 17, 2019 (the “NAV Pricing Date”), the purchase price for each class of our common stock in our primary offering was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees. Following the NAV Pricing Date, the purchase price per share for each class of common stock in the IPO varies and generally equals our prior month’s

NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as our exclusive dealer manager for the IPO on a best efforts basis. As of March 10, 2020, we had received and accepted investors’ subscriptions for and issued 652,618 Class A Shares, 396,828 Class T Shares, 49,918 Class D Shares and 376,484 Class I Shares in the IPO, resulting in gross proceeds of $38.3 million, including proceeds from the distribution investment plan. As of March 10, 2020, $2.31 billion of common stock remained available to be sold in the IPO.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, effective May 3, 2019, whereby Class A, Class T, Class S, Class D and Class I stockholders have the option to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan will be immediately reinvested in the same class of our shares of common stock on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the distribution reinvestment plan is equal to the most recently published transaction price at the time the distribution is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

We reserve the right to amend, suspend or terminate our distribution reinvestment plan without the consent of our stockholders, provided that notice is sent to participants at least ten business days prior to the effective date. Participants may terminate their participation in the distribution reinvestment plan with five business days’ prior written notice to us.

Share Repurchase Program

We have adopted a share repurchase plan, effective May 3, 2019, whereby on a monthly basis, stockholders who have held their shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our board of directors modifies, suspends or terminates the share repurchase plan.

In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. We may repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

Our board of directors may modify, suspend or terminate our share repurchase plan in its discretion.

Investment Portfolio

Our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of the underlying collateral securing the CRE debt and CRE securities.  We intend that the real estate underlying our CRE debt and CRE securities investments as well CRE equity investments we may make, will be located within the United States and diversified by property type, geographic location, owner/operator and tenant. As of December 31, 2019 and 2018, our investment portfolio consisted of $504.7 million and $249.6 million, respectively, in commercial mortgage loans held for investment and $157.9 million and $91.2 million, respectively, in CMBS.

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

Employees

We do not have any employees. All of our executive officers are officers of the Advisor, the Sub-Advisor or one or more of their affiliates and are compensated by those entities for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either the Advisor or the Sub-Advisor for any compensation paid to individuals who also serve as our executive officers.

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

Our Corporate Information

Our principal executive offices are located at 2901 Butterfield Rd., Oak Brook, Illinois 60523, our telephone number is (800) 826-8228 and our website is www.inland-investments.com/inpoint. From time to time, we may use our website as a distribution channel for material company information. Our website is not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. We will provide without charge a copy of this Annual Report on Form 10-K, including financial statements and schedules, upon written request delivered to our principal executive offices. We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our share repurchase plan. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If stockholders do sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares.  We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. The total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month. We repurchase shares from requesting stockholders who have held their shares for at least one year on a monthly basis at a price equal to our most recently determined NAV per share for the applicable class of share on the date the repurchase request is processed, and not based on the price at which they initially purchased their shares. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our repurchase program.

Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. Further, our board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Because we have a limited operating history and have not identified all of the assets we may acquire with the proceeds of the IPO, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

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

We have paid and may continue to pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

During the early stages of our operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of the IPO, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. As of the date of this Annual Report on Form 10-K, we have funded distributions, in part, using offering proceeds and, in the future, we may continue to pay distributions from sources other than cash flow from operations.

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

Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.

Our offering price per share and the price at which we make repurchases of our shares generally will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which investors make their subscription request or repurchase request may be significantly different than the offering price they pay or the repurchase price they receive. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share.

Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

The Advisor determines the fair value of our investments as of the last day of each month. Within the parameters of our valuation guidelines, the valuation methodologies used to value our assets involves subjective judgments. The fair values of commercial loans are determined by analyzing interest rate spreads on loans based on various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our investments are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our investments may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price at which shares may be repurchased by us pursuant to our share repurchase program is based on our estimated NAV per share, stockholders may receive less than realizable value for their investment.

Our NAV per share may suddenly change if the estimated values of our illiquid assets materially change from prior estimates or the actual operating results for a particular month differ from what we originally estimated for that month.

We calculate a monthly NAV. While we obtain annual independent valuations of our properties and monthly independent valuations of our CRE securities, a substantial portion of our assets consist of CRE debt that is valued by the Advisor, with the assistance of the Sub-Advisor, using factors that are periodically validated by an independent third party. Changes in market conditions may significantly impact the estimated valuation of our assets and there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. After the end of the last business day of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the monthly NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Advisor’s determination of our monthly NAV per share for each class of our common stock is based in part on estimates of the values of our illiquid assets in accordance with valuation guidelines approved by our board of directors. As a result, our most recently published NAV per share may not fully reflect any or all changes in value that may have occurred since the most recent valuation. The Advisor reviews our CRE debt and CRE securities investments for the occurrence of any asset-specific or market-driven event it believes may cause a material valuation change in the asset valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our illiquid assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstances, the resulting potential disparity in our NAV may negatively affect stockholders who have their shares repurchased, or stockholders who buy new shares, or existing stockholders.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of investments in us will fluctuate with the performance of the specific assets we acquire.

Our IPO is being made on a “best efforts” basis, meaning that the Dealer Manager and participating dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any shares of our common stock in our IPO. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we expect to have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in our IPO. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to stockholders.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of our offering proceeds promptly, which may cause our distributions and investment returns to be lower than they otherwise would be.

The more shares we sell in our IPO, the greater our challenge is to invest all of our net offering proceeds. If we raise substantial offering proceeds in a short period of time, there may be delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our IPO may be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower our overall returns.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components that will be used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV will not be audited by our independent registered public accounting firm. We calculate and publish our monthly NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that is used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles (“GAAP”). These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Risks Related to Our Industry

The CRE industry has been and may continue to be adversely affected by economic conditions in the United States and global financial markets generally.

Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, virus outbreaks, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short-term rate decisions, foreign exchange rates, the availability and cost of credit, the Chinese economy and the relationship between the Chinese and U.S. governments have contributed to increased economic uncertainty. These factors could cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

The continuing spread of new strain of coronavirus (also known as the COVID-19 virus) may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus (also known as the “COVID-19 virus”) has spread from China to many other countries, including the United States.  The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.  Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level.  The impact of this coronavirus on the U.S. and world economies is uncertain and could result in a world-wide economic downturn and widespread corporate downsizing.

Our investments include commercial mortgage loans secured by hospitality properties which depend, in part, on tourism.  If tourism were to decline, it could have a significant effect on these properties. Tourism could decline as a result of a variety of factors related to the COVID-19 virus, including restrictions on travel by corporations or governmental entities.  In addition, hospitality properties that depend on revenue from conferences or business travel could be particularly affected.

Our investments also include commercial mortgage loans secured by retail properties.  In the event of a large-scale quarantine in the United States or specific areas within the United States as a result of the COVID-19 virus, individual stores and shopping malls may be closed for an extended period of time or consumers may move to more on-line shopping.

To the extent the COVID-19 virus results in a world-wide economic downturn, there may be widespread corporate downsizing and an increase in unemployment.  This could negatively impact our commercial mortgage loans secured by office, multifamily and industrial properties, and our ability to make distributions to stockholders.

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

We rely upon the Sub-Advisor to identify suitable investments. The investment professionals of the Sub-Advisor must determine which investment opportunities to recommend to us and to existing and future investment vehicles which are affiliated with Sound Point, the parent of the Sub-Advisor. The Sub-Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our investment objectives. If we, through the Sub-Advisor, are unable to find suitable investments promptly, we may hold the proceeds from the IPO in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees and expenses in connection with the IPO and distributions. Therefore, delays in investing proceeds we raise from the IPO could impact our ability to generate cash flow for distributions or to achieve our investment objectives.

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

We are dependent on the Advisor, the Sub-Advisor and their affiliates to manage our operations and our portfolio, and we are also dependent upon the Dealer Manager and its affiliates to raise capital. The Advisor, the Sub-Advisor and their affiliates depend upon the direct and indirect fees and other compensation or reimbursement of costs that they receive from us and other companies affiliated with Inland and Sound Point, respectively, and in connection with the management of our business and assets to conduct their operations. The Dealer Manager also depends upon financial support that it receives from its parent company in connection with performing services for us.  Any adverse changes in the financial condition of the Advisor, the Sub-Advisor, the Dealer Manager or their respective parent entities and control persons could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

The loss of or the inability to retain or hire key investment professionals at the Advisor, the Sub-Advisor or their respective affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of key personnel at the Advisor, the Sub-Advisor and their respective affiliates, each of whom would be difficult to replace. We cannot assure stockholders that such personnel will continue to be associated with them in the future. If any of these persons were to cease their association with us, the Advisor or the Sub-Advisor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s, the Sub-Advisor’s and their respective affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and they may be unsuccessful in attracting and retaining such skilled individuals. If they lose or are unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.

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

Our CRE debt and securities investments are subject to the risks typically associated with CRE, including:

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

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other economic and non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Borrowers may be less likely to achieve their business plans and be able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. In addition, declining real estate values will reduce the value of any of our investments. A strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to finance our portfolio, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

Our CRE debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower's business plan, the borrower's ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we will suffer a loss. In this manner, real estate values could impact the value of our CRE debt and securities investments. Therefore, our CRE debt and securities are subject to the risks typically associated with real estate.

Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•

If the value of real property or other assets securing our CRE debt investments deteriorates. The majority of our CRE debt investments are fully or substantially nonrecourse. In the event of a default by a borrower on a nonrecourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control. Further, we may not know whether the value of these properties has declined below levels existing on the dates of origination. If the value of the properties drops, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest.

•

If a borrower or guarantor defaults on recourse obligations under a CRE debt investment. We sometimes will obtain personal or corporate guarantees from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. If challenging economic and market conditions emerge, many borrowers and guarantors may face financial difficulties and be unable to comply with their financial covenants. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

•

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business. Before making a loan to a borrower, we assess the strength and skills of an entity's management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

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

CRE debt restructurings may reduce our net interest income or require provisions for loan losses.

Weak economic conditions in the future may cause our borrowers to be at increased risk of default and we or a third party may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment. We may lose some or all of our investment even if we restructure in an effort to increase value. Further, concessions we may make to troubled borrowers could result in the loans being deemed impaired, which may require additional provisions for loan loss.

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

We may invest in unrated or non-investment grade CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline more quickly and severely than other higher credit quality investments. As a result, these lower credit quality investments may have a higher risk of default and loss than investment grade rated assets. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant and may reduce distributions to our stockholders and may adversely affect the value of our common stock.

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

We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our borrowers could breach their obligations to us and not maintain sufficient insurance coverage. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more real estate properties, which in turn could cause the value of the shares of our common stock and distributions to our stockholders to be reduced.

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

We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of such borrowers and tenants.

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

Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the properties included in a securitization's pools or select CRE equity investments and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

We may originate or acquire properties located outside of the United States or loans that are made to borrowers or secured by properties located outside of the United States with the approval of our board of directors. These international investments present unique risks to our business.

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

The terms of our CRE debt investments are based on our projections of market demand, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.

The terms of our CRE debt investments are based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.

The expected discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

LIBOR is the subject of recent national, international and regulatory guidance and proposals for reform. In a speech on July 27, 2017, the Chief Executive of the Financial Conduct Authority of the U.K. (the “FCA”), announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. LIBOR may not survive thereafter in its current form, or at all. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR proceeds in coming years.

There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any LIBOR benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements with lenders and borrowers that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates.

Risks Related to Our Financing Strategy

We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our investment strategy.

We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. If economic conditions worsen, we could suffer a severe downturn and liquidity crisis. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. If we cannot obtain sufficient debt and equity capital on acceptable terms, our ability to grow our business, operate and make distributions to stockholders could be severely impacted.

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

We use short-term borrowings to finance our investments and may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our financial condition and results of operations.

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

We are subject to various covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our master repurchase agreements require us to maintain compliance with various financial covenants, including a minimum tangible net worth, specified financial ratios, such as total debt to total assets and financial information delivery obligations. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their interests against existing collateral. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

Risks Related to Our Operations

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

Our distribution policy is subject to change.

We cannot guarantee the amount of distributions paid, if any. Our board of directors will determine an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K or any subsequent periodic reports, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. The amount of distributions we will pay in the future is not certain.

We may not be able to make distributions in the future.

Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K or any subsequent periodic reports. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.

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

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to certain other public companies.

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

Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in the IPO. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.

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

Fees payable to the Advisor and its affiliates increase the risk that the amount available for distribution to our stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the IPO. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

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

The Advisor faces a conflict of interest because the management fee and performance fee are based on the value of our investment portfolio as determined in connection with our determination of NAV, which is calculated by the Advisor.

The Advisor is paid a management fee and a performance fee for its services that are based on the value of our investment portfolio as determined in connection with our determination of NAV, which is calculated by the Advisor in accordance with our valuation guidelines.  The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets.  The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV.  If our NAV is calculated in a way that is not reflective of our actual net asset value, then the then-current transaction price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our stockholders’ shares may be worth less than the then-current transaction price.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of the Advisor and the Sub-Advisor face conflicts of interest related to their positions or interests in affiliates of Inland and Sound Point, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of the Advisor and the Sub-Advisor are also executive officers, directors, managers or key professionals of Inland or Sound Point.  Some of these persons also serve as managers and investment advisers to other funds and institutional investors.  As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders, and could face conflicts of interest in allocating their time among us and such other funds, investors and activities.  Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy, and could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations and financial results.

Risks Related to Regulatory Matters

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure and activities, we are subject to regulation by the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), the Internal Revenue Service (the “IRS”), and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial financial resources and management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial costs and penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. Our internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

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

•	we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025.  The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders.  In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.  In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate-related debt to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

We cannot assure stockholders that the Tax Cuts and Jobs Act or any future changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our common stock or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of the Tax Cuts and Jobs Act on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than securities that are qualified assets under the 75% asset test, securities of a taxable REIT subsidiary of ours or equity securities issued by an entity treated as a partnership for U.S. federal income tax purposes) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. The 10% value asset test does not apply to “straight debt” securities. Debt will be treated as “straight debt” for these purposes if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than securities that are qualified assets under the 75% asset test, securities of a taxable REIT subsidiary of ours or equity securities issued by an entity treated as a partnership for U.S. federal income tax purposes) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt investments.”  If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

If we acquire REMIC residual interests or equity interests in taxable mortgage pools (in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income. Excess inclusion income would also be subject to adverse U.S. federal income tax rules in the case of U.S. taxable stockholders and non-U.S. stockholders. We intend to structure our transactions in a manner we believe would avoid generating excess inclusion income.

Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.

Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, if a loan is secured by real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test although it may nevertheless be qualifying income for purposes of the 95% gross income test. A portion of the loan may also be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer.

IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test, the 5% asset test and/or the 10% value asset test. Unless we qualified for relief under certain Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.

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

The REIT provisions of the Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.

Our charter does not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.8% in value of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust or in the transfer being void.

The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the Ownership Limits granted to date may limit our board of directors’ power to increase the Ownership Limits or grant further exemptions in the future.

Non-U.S. stockholders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that recognizes gain upon a disposition of a “U.S. real property interest” (“USRPI”) or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on such gain.  FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. We will be a U.S. real property holding corporation (“USRPHC”) if the value of our USRPIs is equal to or greater than 50% of the value of our USRPIs, interests in non-U.S. real property and other trade or business assets at any time during the relevant testing period.  We do not expect to be a USRPHC but cannot give assurances that we will not become a USRPHC.  Even if were a USRPHC, such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock (including a repurchase) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, even if we are not a USRPHC or are domestically controlled, distributions, including repurchases, by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions. Our shares are not regularly traded on an established securities market and we do not expect that they will be in the future.

Investments outside of the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located.  Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such non-U.S. income taxes.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. REIT dividends that are not designated as “qualified dividend income” or capital gain dividends are taxable as ordinary income. The more favorable rates applicable to qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. However, for taxable years beginning before January 1, 2026, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), subject to certain limitations. Investors are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.

The publication of LIBOR rates may be discontinued by 2022.  We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire MBS and other assets with LIBOR-based terms.  We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR.  Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument.  Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events.  The proposed Treasury Regulations also would permit REMICs to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments.  It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-

LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

We may choose to pay dividends in a combination of cash and our own common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.

We may choose to pay dividends in a combination of cash and our own common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock.  As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits).  As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, individual retirement accounts, or IRAs, or Keogh plans.  If stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, they should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;
•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•	the investment will not impair the liquidity of the trust, plan or IRA;
•	the investment will not produce “unrelated business taxable income” for the plan or IRA;
•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies.  In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive office is located at 2901 Butterfield Rd., Oak Brook, Illinois 60523. As part of the Advisory Agreement, the Advisor is responsible for providing office space and office services required in rendering services to us. As of the date of this Annual Report on Form 10-K, we do not own any physical properties.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market for our common stock, and we do not expect a public trading market to develop. We do not intend to list our common stock for trading on an exchange or other trading market, and we intend to be a perpetual-life entity with no requirement to pursue a liquidity event by any date certain or at all.

Stockholders

As of March 10, 2020, there were 2,854 holders of Class P, 251 holders of Class A, 129 holders of Class T, 15 holders of Class D, 133 holders of Class I and no holders of Class S common stock.

Distributions

Our board of directors has declared cash distributions payable to our Class P stockholders of record on each calendar day from January 1, 2017 through July 31, 2019, in an amount per share equal to 1/365th of $1.92. Distributions declared on or after August 1, 2019 through December 31, 2019 on Class P shares were based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.92 per share. Distributions on Class A, Class T, Class D and Class I shares are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.62 per share from August 1, 2019 through December 31, 2019. It is anticipated that our board of directors will continue to authorize, and we will continue to declare and pay, distributions with a monthly record date, paid monthly in arrears, on each class of common stock.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, effective May 3, 2019, whereby holders of Class A, Class T, Class S, Class D and Class I shares will have their cash distributions automatically reinvested in additional shares of our common stock unless they elect to receive their distributions in cash or if the stockholder’s state or participating broker-dealer does not allow automatic enrollment. Investors that are not automatically enrolled in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan will be immediately reinvested in our shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the most recently published transaction price at the time the distribution is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in this offering.

Participants may terminate their participation in the distribution reinvestment plan with five business days’ prior written notice to us.

Equity Compensation Plan

Our restricted share plan offers our independent directors an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The restricted share plan authorizes the granting of restricted stock, restricted or deferred stock units, dividend equivalents, and cash-based awards to independent directors for participation in the plan.

Under the independent director restricted share plan and subject to such plan’s conditions and restrictions, each of our independent directors will automatically receive $10,000 in restricted Class I shares on the date of each annual stockholders’ meeting or, if no annual meeting, in December of each year. Such restricted shares will generally vest over a three-year period following the grant date in increments of 33 1⁄3% per annum; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a liquidity event. These restricted shares are issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

On January 7, 2019, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a grant date fair value of $25.00 per share and a total value of $30.  The restricted Class P Shares will vest in equal one-third increments on January 7, 2020, 2021 and 2022. On December 2, 2019, the Company granted each of its three independent directors 399 restricted Class I shares for a total of 1,197 Class I shares with grant date fair value of $25.07 per share and a total value of $30. The restricted Class I Shares will vest in equal one-third increments on December 2, 2020, 2021 and 2022. On March 1, 2018, the Company granted 400 restricted Class P Shares to each of its three independent directors for a total of 1,200 Class P Shares at a grant date fair value of $25.00 per share for a total value of $30.  These restricted Class P Shares vest in equal one-third increments on March 1, 2019, 2020 and 2021.

As of December 31, 2019, we have granted 3,597 restricted shares of which 400 have vested and none were forfeited. During the years ended December 31, 2019 and 2018, compensation expense associated with the restricted shares issued to the independent directors was $20,833 and $8,333, respectively. No restricted shares were granted prior to 2018.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

On October 25, 2016, we commenced the Private Offering of up to $500.0 million in our Class P Shares. The Class P Shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act, in accordance with Rule 506(b) of Regulation D, and in compliance with any applicable state securities laws. On June 28, 2019, we terminated the Private Offering. We continued to accept Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019. During the year ended December 31, 2019, we received and accepted investors’ subscriptions for and issued 4,315,524 Class P Shares in the Private Offering resulting in gross offering proceeds of $116.3 million. As of July 16, 2019, we issued 10,258,094 Class P Shares resulting in gross offering proceeds of $276.7 million. Inland Securities Corporation served as our dealer manager for the Private Offering.

Except as set forth above, we have not sold any securities that were not registered under the Securities Act during the period covered by this report.

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465), covering the IPO of up to $2.35 billion in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation serves as our dealer manager for the IPO.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of December 31, 2019, we received net offering proceeds of $13.1 million from the IPO. The following table summarizes certain information about the IPO proceeds ($ in thousands except for per share data):

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	272,006	121,718	—	41,538	99,546	534,808
Gross proceeds from primary offering	$7,233	$3,144	$—	$1,035	$2,488	$13,900
Reinvestments of distributions	15	8	—	6	8	37
Total gross proceeds	7,248	3,152	—	1,041	2,496	13,937
Selling commissions and dealer manager fees	431	100	—	—	—	531
Stockholder servicing fees	—	187	—	90	—	277
Total expenses	431	287	—	90	—	808
Net offering proceeds(1)	$6,817	$2,865	$—	$951	$2,496	$13,129
____________

(1)	Excludes fund level offering costs of $2,643.

We primarily used the net offering proceeds from the IPO to originate CRE loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

Share Repurchase Plan

We have adopted a share repurchase plan, effective May 3, 2019, whereby on a monthly basis, stockholders who have held our shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our board of directors modifies, suspends or terminates the share repurchase plan.

In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. We may repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis in the following order of priority: (i) first, shares repurchased in connection with a death or disability, until all such shares have been repurchased; (ii) next, shares being repurchased from stockholder accounts with a small aggregate value of less than $500, until all such shares have been repurchased; and (iii) finally, all other shares submitted for repurchase. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

If the transaction price for the applicable month is not made available by the eighth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of us as a whole, we may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

During the year ended December 31, 2019, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2019	—	$—	—	—
February 1 — February 28, 2019	—	$—	—	—
March 1 — March 31, 2019	—	$—	—	—
April 1 — April 30, 2019	3,586	$25.00	3,586	—
May 1 — May 31, 2019	—	$—	—	—
June 1 — June 30, 2019	—	$—	—	—
July 1 — July 31, 2019	5,844	$25.11	5,844	—
August 1 — August 31, 2019	4,440	$25.11	4,440	—
September 1 — September 30, 2019	7,705	$25.04	7,705	—
October 1 — October 31, 2019	1,114	$25.01	1,114	—
November 1 — November 30, 2019	34,821	$25.00	34,821	—
December 1 — December 31, 2019	18,853	$24.99	18,853	—
	76,363	$25.02	76,363	—
____________

(1) Repurchases are limited as described above.

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

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;

•	The Advisor and the Sub-Advisor may face conflicts of interest in allocating personnel and resources between their affiliates;

•	We do not have arm’s-length agreements with the Advisor, the Sub-Advisor or any other affiliates of the Advisor or Sub-Advisor; and

•	If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of CRE investments primarily comprised of (i) CRE debt, including floating-rate first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating-rate CRE securities such as CMBS and senior unsecured debt of publicly traded REITs. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner.  We are externally managed by our Advisor, an indirect subsidiary of Inland Real Estate Investment Corporation. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point, to perform certain services on behalf of the Advisor for us.

We have operated in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

On October 25, 2016, we commenced the Private Offering of up to $500,000 in Class P Shares. Inland Securities Corporation, an affiliate of our Advisor, was our dealer manager for the Private Offering.  On June 28, 2019, we terminated the Private Offering in anticipation of selling shares in the IPO (described below). We continued to accept Private Offering subscription proceeds through

July 16, 2019 from subscription agreements executed no later than June 28, 2019. As of July 16, 2019, we had received and accepted investors’ subscriptions for and issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276,681.

On May 3, 2019, the SEC declared effective the Registration Statement and we commenced our IPO of up to $2,350,000 in shares of our Class A, Class T, Class S, Class D and Class I common stock pursuant to the Registration Statement. Prior to the NAV Pricing Date, the purchase price for each class of our common stock in our primary offering was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees, and the per share purchase price for shares of our common stock in our distribution reinvestment plan was $25.00. Following the NAV Pricing Date, the purchase price per share for each class of common stock varies and generally equals our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as our exclusive dealer manager for the IPO on a best efforts basis. As of March 10, 2020, we had received and accepted investors’ subscriptions for and issued 652,618 Class A Shares, 396,828 Class T Shares, 49,918 Class D Shares and 376,484 Class I Shares in the IPO, resulting in gross proceeds of $38,272. As of March 10, 2020, $2,311,728 of our shares of common stock remained to be sold in the IPO.

We used the net proceeds from the Private Offering and IPO to acquire investments in our target assets in accordance with the objectives and strategies described in Item 1, “Business” of this Annual Report on Form 10-K.

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

Market Conditions

We believe the CRE debt sector represents a large market opportunity. According to Trepp – Federal Reserve Flow of Funds Data, the CRE mortgage market is $3.1 trillion and $2.1 trillion in U.S. CRE mortgages are expected to mature during the period 2020 through 2024.  We believe the large volume of maturing CRE loans over the next five years and the resulting need for borrowers to refinance assets will provide a significant opportunity to originate CRE debt.  In addition, this volume of refinancings does not include the need to finance the purchases of CRE properties, which will provide additional finance opportunities.

We believe the current market conditions create a favorable investment environment for CRE loans.  Our target investments provide the opportunity to participate in a CRE market where values have shown positive trends and we believe income growth is expected to continue. Given certain dynamics in the current market including (i) the current growth of the economy; (ii) a low interest rate environment; (iii) low aggregate new CRE supply; and (iv) robust international demand for U.S. CRE, we expect real estate values to trend positively due to increased property-level net operating income, continued strong transaction volume or a combination of both.

There continues to be strong competition for CRE lending from banks and non-banking lenders.  We believe the more than 30 years of industry experience of our Sub-advisor that has resulted in long-standing financing relationships will provide us access to attractive loan opportunities to compete in this market.

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

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of December 31, 2019 and 2018.

Floating Vs. Fixed Rate:

December 31, 2019	December 31, 2018

Investments by Loan Type:

December 31, 2019	December 31, 2018

Investments by Property Type:

December 31, 2019	December 31, 2018

Investments by Region:

December 31, 2019	December 31, 2018

An investment’s region is defined according to the below map based on the location of underlying property.

During the year ended December 31, 2019 and 2018, we raised combined gross proceeds from the Private Offering and IPO (collectively, the “Offerings”), including proceeds from the distribution reinvestment plan, of $130,201 and $114,070 respectively.  The changes in our portfolio as of December 31, 2019 compared to December 31, 2018 were primarily due to the new loans originated and real estate securities purchased during the period as we invested the proceeds from the Offerings.  Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	Year Ended December 31, 2019	Year Ended December 31, 2018

Principal balance of first mortgage loans	$489,902	$241,225
Number of first mortgage loans	29	16
Principal balance of credit loans	$16,500	$10,500
Number of credit loans	3	2
Total balance of loans	$506,402	$251,725
Total number of loans	32	18
All-in yield (1)	5.7%	6.6%
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is due to investing capital received from the Offerings and from increased leverage as we executed on our business strategy. The change in our all-in yield was due to change in portfolio composition through the additional loans originated and due to changes in LIBOR.  Due to the small number of loans in our portfolio, the all-in yield may change significantly as we continue to originate loans in the future.

The tables below present select loan information for each of our commercial mortgage loans as of:

December 31, 2019

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	6.5%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	15,654	L+4.50%	6.3%	12/9/20	12/9/22	VA	Office	55%	2
3	3/22/18	First mortgage	11,954	L+3.75%	5.5%	4/9/21	4/9/23	CO	Retail	74%	2
4	5/4/18	First mortgage	31,000	L+4.00%	5.8%	5/9/21	5/9/23	PA	Industrial	64%	2
5	5/17/18	First mortgage	6,962	L+4.50%	6.3%	6/9/21	6/9/23	NC	Multifamily	54%	2
6	8/21/18	First mortgage	16,347	L+3.65%	5.5%	9/9/21	9/9/23	AZ	Multifamily	80%	2
7	9/7/18	First mortgage	24,084	L+3.75%	5.6%	9/9/21	9/9/23	TX	Office	73%	2
8	9/19/18	First mortgage	8,531	L+3.70%	5.7%	10/9/21	10/9/23	TX	Multifamily	69%	2
9	10/12/18	First mortgage	19,445	L+4.00%	6.0%	10/9/20	10/9/23	TX	Multifamily	76%	2
10	10/30/18	First mortgage	6,769	L+3.85%	5.7%	11/9/21	11/9/23	TX	Multifamily	76%	2
11	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/21	12/9/23	CA	Multifamily	64%	2
12	11/20/18	First mortgage	26,704	L+3.30%	5.4%	12/9/20	12/9/23	FL	Multifamily	78%	2
13	12/13/18	First mortgage	24,500	L+5.05% (6)	7.2%	12/9/20	12/9/21	IL	Hospitality	72%	3
14	12/20/18	First mortgage	16,150	L+4.20%	6.2%	1/9/22	1/9/24	AL	Hospitality	64%	2
15	1/24/19	First mortgage	14,200	L+3.40%	5.7%	2/9/22	2/9/24	NV	Multifamily	76%	2
16	1/25/19	First mortgage	10,290	L+3.45%	5.4%	2/9/22	2/9/24	IL	Multifamily	78%	2
17	4/11/19	First mortgage	15,761	L+3.30%	5.7%	4/9/22	4/9/24	CA	Industrial	79%	2
18	4/25/19	First mortgage	6,814	L+4.00%	6.4%	5/9/21	5/9/24	TX	Multifamily	58%	2
19	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/22	6/9/24	TX	Multifamily	68%	2
20	5/31/19	First mortgage	12,130	L+3.25%	5.6%	6/9/22	6/9/24	CA	Multifamily	70%	2
21	6/18/19	First mortgage	40,719	L+2.75%	4.7%	7/9/22	7/9/24	TX	Office	72%	2
22	6/18/19	First mortgage	6,350	L+3.60%	5.7%	7/9/22	7/9/24	CA	Mixed Use	54%	2
23	7/24/19	First mortgage	14,000	L+3.95%	5.9%	8/9/21	8/9/22	CA	Office	77%	2
24	8/15/19	First mortgage	7,000	L+4.20%	6.6%	9/9/22	9/9/24	TN	Office	45%	2
25	9/27/19	First mortgage	14,900	L+3.10%	4.9%	10/9/23	10/9/24	CA	Office	75%	2
26	9/30/19	First mortgage	30,000	L+3.30%	5.1%	10/9/22	10/9/24	TX	Multifamily	77%	2
27	10/4/19	First mortgage	20,400	L+2.90%	4.7%	10/9/22	10/9/24	NC	Office	61%	2
28	10/30/19	First mortgage	13,388	L+3.00%	4.9%	11/9/22	11/9/24	CA	Multifamily	80%	2
29	11/22/19	First mortgage	32,000	L+3.00%	4.9%	12/9/23	12/9/24	AZ	Multifamily	80%	2
30	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
31	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	4/1/23	FL	Hospitality	68%	3
32	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	10/6/24	NV	Office	75%	2
			$506,402		5.7%					71%	2
____________

December 31, 2018

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$13,501	L+4.70%	7.2%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	13,827	L+4.50%	7.0%	12/9/20	12/9/22	VA	Office	55%	2
3	3/22/18	First mortgage	16,162	L+3.75%	6.3%	4/9/21	4/9/23	CO	Retail	74%	3
4	4/10/18	First mortgage	6,326	L+3.50%	6.0%	4/9/21	4/9/23	OR	Multifamily	73%	2
5	5/4/18	First mortgage	31,000	L+4.00%	6.5%	5/9/21	5/9/23	PA	Industrial	64%	2
6	5/17/18	First mortgage	6,440	L+4.50%	7.0%	6/9/21	6/9/23	NC	Multifamily	54%	2
7	6/26/18	First mortgage	21,203	L+3.10%	5.6%	7/9/20	7/9/23	TX	Multifamily	60%	2
8	8/21/18	First mortgage	12,840	L+3.65%	6.2%	9/9/21	9/9/23	AZ	Multifamily	80%	2
9	9/7/18	First mortgage	22,377	L+3.75%	6.3%	9/9/21	9/9/23	TX	Office	73%	2
10	9/19/18	First mortgage	7,800	L+3.70%	6.2%	10/9/21	10/9/23	TX	Multifamily	68%	2
11	10/12/18	First mortgage	13,982	L+4.00%	6.5%	10/9/20	10/9/23	TX	Multifamily	76%	2
12	10/30/18	First mortgage	6,357	L+3.85%	6.4%	11/9/21	11/9/23	TX	Multifamily	76%	2
13	11/16/18	First mortgage	5,200	L+3.90%	6.4%	12/9/21	12/9/23	CA	Multifamily	64%	2
14	11/20/18	First mortgage	24,560	L+3.30%	5.8%	12/9/20	12/9/23	FL	Multifamily	78%	2
15	12/13/18	First mortgage	23,500	L+5.05% (6)	7.7%	12/9/20	12/9/21	IL	Hospitality	72%	2
16	12/20/18	First mortgage	16,150	L+4.20%	6.6%	1/9/22	1/9/24	AL	Hospitality	64%	2
17	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
18	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	4/1/23	FL	Hospitality	68%	2
			$251,725		6.6%					69%	2
____________

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of December 31, 2019 and 2018 using LIBOR of 1.76250% and 2.50269%, respectively.

(3)	Original maturity is the first maturity on the loan and the maximum maturity assumes all extension options are exercised.

(4)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(5)

Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See Note 3 – “Commercial Mortgage Loans Held for Investment," which is included in our notes to consolidated financial statements included in this Annual Report on Form 10-K.

(6)	Cash coupon increases to L+5.30% on the payment date in January 2020.

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Outstanding balance (fair value)	$157,869	$91,218
Number of real estate securities	17	10
Weighted average interest rate (1)	5.0%	5.7%
Weighted average years to maturity	1.0	1.3
Weighted average yield (2)	6.2%	5.6%
Portfolio ratings % of total outstanding
AAA	12%	22%
AA-	1%	2%
BB-	46%	41%
BBB-	6%	—
Unrated	35%	35%
____________

(1)	The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.

(2)	The weighted average yield is calculated as interest income divided by the average carrying value.

The increase in the size of our real estate securities portfolio is due to investing the proceeds of the Offerings on a levered basis to purchase additional real estate securities.  The change in weighted average interest rate, weighted average yield and weighted average years to maturity were due to the change in the portfolio composition.

The change in the ratings of our real estate securities was due to the change in the composition of our assets as we invested the capital from the Offerings.  Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS.  Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. Each real estate security had a credit rating of 2 as of December 31, 2019.  While quarterly reviews were performed for real estate securities, an internal risk rating was not assigned prior to December 31, 2018.  See Note 4 – “Real Estate Securities," which is included in our notes to consolidated financial statements included in this Annual Report on Form 10-K for further information. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

We entered into master repurchase agreements to fund our investment portfolio. As of December 31, 2019 and 2018, we had total borrowings of $443,294 (which is net of $80 of unamortized debt issuance costs) and $226,204 (which is net of $77 of unamortized debt issuance costs), respectively.  During the years ended December 31, 2019 and 2018, we had weighted average borrowings of $329,037 and $99,221 and weighted average borrowing costs of 4.2% and 4.1%, respectively.  The increase in borrowings combined with the proceeds from the Offerings were used to fund the growth in our investment portfolio.

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

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for financial assets carried at amortized cost. ASU 2016-13 eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. ASU 2016-13 is effective for SEC filers for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which grants smaller reporting companies (as defined by the SEC) until reporting periods commencing after December 15, 2022 to implement ASU 2016-13. The Company has elected to use this extension and is continuing to evaluate the impact ASU 2016-13 will have on its allowance for loan losses estimate.

Real Estate Securities at Fair Value

Our real estate securities are comprised of CMBS and we have chosen to make a fair value option election pursuant to ASC Topic 825, Financial Instruments for our securities and, therefore, our investment securities are recorded at fair market value on the consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) in value of real estate securities. These investments generally meet the requirements to be classified as available-for-sale under ASC Topic 320, Investments - Debt and Equity Securities, which requires the securities to be carried at fair value on the consolidated balance sheet with changes in fair value recorded to other comprehensive income on our consolidated statement of changes in stockholders' equity. Electing the fair value option permits us to record changes in fair value of our investments in the consolidated statements of operations which, in management's view, more appropriately reflects the results of operations for a particular reporting period.

We record our transactions in securities on a trade date basis and recognize realized gains and losses on securities transactions on an identified cost basis.

Results of Operations

The table below presents information from our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest income:
Interest income	$34,290	$11,105	$979
Less: Interest expense	(14,035)	(4,091)	(156)
Net interest income	20,255	7,014	823
Operating expenses:
Advisory fee	5,632	2,540	—
Debt finance costs	950	456	—
Administration expense	—	—	96
Directors compensation	86	84	82
Professional service fees	651	356	453
Other expenses	579	243	94
Expense reimbursement	(359)	—	—
Total operating expenses	7,539	3,679	725
Other income (loss):
Unrealized gain (loss) in value of real estate securities	1,032	(1,279)	41
Realized loss on the sale of real estate securities	(43)	—	—
Total other income (loss)	989	(1,279)	41
Net income before income taxes	13,705	2,056	139
Income tax (benefit) provision	—	(13)	58
Net income	$13,705	$2,069	$81
Net income per share, basic and diluted	$1.53	$0.57	$0.11
Weighted average number of shares
Basic	8,958,684	3,638,407	757,025
Diluted	8,959,035	3,638,574	757,025

The change in performance from December 31, 2018 to the year ended December 31, 2019 generally resulted from the investment of the proceeds from the Offerings in CRE investments on a levered basis. For the year ended December 31, 2019, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 8.4%.

The change in performance from December 31, 2017 to the year ended December 31, 2018 generally resulted from the investment of the proceeds from the Private Offering in CRE investments on a levered basis.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$120,079	$7,517	6.2%	$58,812	$3,327	5.6%	$14,493	$717	4.9%
Commercial mortgage loans	382,805	26,074	6.7%	110,900	7,706	6.9%	3,264	262	7.9%
Total/Weighted Average	$502,884	$33,591	6.6%	$169,712	$11,033	6.4%	$17,757	$979	5.4%

Interest-bearing liabilities:
Repurchase agreements — securities	$81,966	$2,996	3.6%	$37,866	$1,286	3.3%	$5,880	$156	2.6%
Repurchase agreements — mortgage loans	247,071	11,039	4.4%	$61,355	2,805	4.5%	—	—	—
Total/Weighted Average	$329,037	$14,035	4.2%	$99,221	$4,091	4.1%	$5,880	$156	2.6%
Net interest income/spread		$19,556	2.4%		$6,942	2.3%		$823	2.8%
Average leverage % (5)	189.3%			140.8%			49.5%
Weighted average levered yield (6)			11.1%			9.7%			6.8%
____________

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $699 and $72 for the years ended December 31, 2019 and 2018, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offerings and through increased leverage as we executed our business strategy.  The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invested the proceeds from the Offerings and the changes in interest rates tied to LIBOR.

Operating Expenses

Operating expenses for the years ended December 31, 2019, 2018 and 2017 are set forth in the table below:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Advisory fee	$5,632	$2,540	$—
Debt finance costs	950	456	—
Administration expense	—	—	96
Directors compensation	86	84	82
Professional service fees	651	356	453
Other expenses	579	243	94
Expense reimbursement	(359)	—	—
Total operating expenses	$7,539	$3,679	$725

The increase in the advisory fee during the year ended December 31, 2019 compared to the years ended December 31, 2018 and 2017 was due to the Advisor waiving the fee for all periods prior to April 1, 2018 and the increase in the investment portfolio on which the advisory fee is calculated. The increase in debt finance costs was due to increased fees associated with the increasing of our warehouse lines of credit to fund our CRE loan portfolio. The professional service fees primarily represent legal, audit and tax expenses and increased during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to increased activity related to the increase in our investment portfolio. The increase in other expenses was primarily due to increases in bank charges, mortgage servicing fees and miscellaneous expenses.  The expense reimbursement was newly implemented during 2019. The Advisor has agreed to reimburse us from time to time for certain costs incurred by us. There were no expense reimbursements during the years ended December 31, 2018 and 2017. These reimbursements represent one-time cash payments to us in order to provide additional operating support to us and ensure a certain return for our stockholders and are not subject to approval from our board of directors. For the year ended December 31, 2019 our total operating expenses were 1.5% of our average invested assets and 55.0% of our net income.

Other Income (Loss)

For the years ended December 31, 2019, 2018 and 2017, other income (loss) was $989, $(1,279) and $41, respectively.  The primary reason for the change in other income (loss) was due to the change in the fair value of the real estate securities resulting from different market conditions during each year.

Net Income

For the years ended December 31, 2019 and 2018, our net income was $13,705 and $2,069, or $1.53 and $0.57 per share (basic and diluted), respectively.  The increase in net income was primarily due to an increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offerings and borrowings.  For the years ended December 31, 2018 and 2017, we had net income of $2,069, or $0.57 per share and $81, or $0.11 per share (basic and diluted), respectively.  The increase in net income was primarily due to an increase in investments offset by unrealized losses on real estate securities.

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net income (loss)	$13,705	$2,069	$81
Funds from operations	$13,705	$2,069	$81

Amortization of (discounts) premiums on real estate securities	(808)	(369)	164
Unrealized (gain) loss on real estate securities	(1,032)	1,279	(41)
Debt finance costs	950	456	—
Modified funds from operations	$12,815	$3,435	$204

Net Asset Value

Prior to the NAV Pricing Date, the purchase price for each class of our common stock in our IPO was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees. Following the NAV Pricing Date, the purchase price per share for each class of our common stock in our IPO generally equals our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation and any stockholder servicing fees applicable to such class of shares.

The following table provides a breakdown of the major components of our NAV as of December 31, 2019 ($ and shares in thousands):

Components of NAV	As of December 31, 2019
Commercial mortgage loans	$511,734
Real estate securities	157,869
Cash and cash equivalents and restricted cash	37,639
Other assets	7,464
Repurchase agreements - commercial mortgage loans	(335,805)
Repurchase agreements - real estate securities	(107,489)
Due to related parties	(698)
Distributions payable	(1,699)
Interest payable	(652)
Accrued stockholder servicing fees(1)	(4)
Other liabilities	(514)
Net asset value	$267,845
Number of outstanding shares	10,718
____________

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2019, we have accrued under GAAP $187 of stockholder servicing fees payable to the Dealer Manager related to the Class T shares sold and $90 of stockholder servicing fees payable to the Dealer Manager related to the Class D shares sold. As of December 31, 2019, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of December 31, 2019 ($ and shares in thousands except for per share data):

	Common Stock
NAV Per Share	Class A	Class T	Class S	Class D	Class I
Monthly NAV	$6,812	$3,048	$—	$1,040	$2,524
Number of outstanding shares	272	122	—	42	101
NAV per share as of December 31, 2019	$25.0433	$25.0412	$—	$25.0392	$25.0526

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of December 31, 2019
Stockholders' equity per GAAP	$256,166
Adjustments:
Unamortized stockholder servicing fee	291
Unamortized offering costs	4,355
Fair value loan adjustment	7,033
Net asset value	$267,845

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

Cash Flow Analysis

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Change	Change
				2019 vs 2018	2018 vs 2017
Net cash provided by operating activities	$10,078	$3,228	$307	$6,850	$2,921
Net cash used in investing activities	$(317,580)	$(283,090)	$(52,777)	$(34,490)	$(230,313)
Net cash provided by financing activities	$316,644	$306,953	$53,364	$9,691	$253,589

We held cash, cash equivalents and restricted cash of $37,639, $28,497, and $1,406 as of December 31, 2019, 2018 and 2017, respectively.  Our cash, cash equivalents, and restricted cash increased due to normal fluctuations and were primarily related to the net proceeds from the Offerings and the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $10,078 and $3,228 for the years ended December 31, 2019 and December 31, 2018, respectively.  The increase from cash provided by operating activities was due to the increase in the size of our investment portfolio. Our operating activities generated net cash of $3,228 and $307 for the years ended December 31, 2018 and December 31, 2017, respectively.  The increase from cash provided by operating activities was due to the increase in the size of our investment portfolio.

Our investing activities used $317,580 and $283,090 for the years ended December 31, 2019 and December 31, 2018, respectively.  The primary driver of the change was due to the origination of mortgage loans and purchase of real estate securities as we invested the proceeds of the Offerings on a levered basis. Our investing activities used $283,090 and $52,777 for the years ended December 31, 2018 and December 31, 2017, respectively.  The primary driver of the change was due to the origination of mortgage loans and purchase of real estate securities as we invested the proceeds of the Private Offering on a levered basis.

Our financing activities provided net cash of $316,644 and $306,953 for the years ended December 31, 2019 and December 31, 2018, respectively. Net cash provided by financing activities for the year ended December 31, 2019 increased compared to the year ended December 31, 2018 due to $12,315 greater net proceeds from issuance of our common stock, including redemptions, and $7,383 greater net proceeds from our repurchase agreement financing, partially offset by $10,007 greater distributions paid. Net cash provided by financing activities increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to $190,948 greater net proceeds from our repurchase agreement financing and $67,730 increased net proceeds from issuance of our common stock, including redemptions, partially offset by increased distributions paid of $5,089.

Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in November 2019 to November 2020. Advances under the CF Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.0%. The CF Repo Facility is generally subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of December 31, 2019 and December 31, 2018.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.25%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of December 31, 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The details of the Repo Facilities as of December 31, 2019 and 2018 are as follows:

December 31, 2019					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$224,590	$327	$304,708	3.74%	318
JPM Repo Facility	150,000	111,295	157	153,194	3.63%	492
	$400,000	$335,885	$484	$457,902	3.70%	376

December 31, 2018					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$175,000	$164,410	$299	$225,075	4.71%	317
____________
(1)	Excluding $80 and $77 of unamortized debt issuance costs as of December 31, 2019 and 2018, respectively.

Real Estate Securities

As of December 31, 2019 and 2018, we had entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of December 31, 2019	$107,489	$168	$149,164	3.14%	11
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9

Distributions

For the year ended December 31, 2018 and for the period from January 1, 2019 to July 31, 2019, we paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. Distributions declared on or after August 1, 2019 through December 31, 2019 on Class P Shares are based on monthly record dates, payable in arrears the following month, equal to a monthly amount of 1/12th of $1.92 per share.

For each class of common stock offered in the IPO, we pay the same gross distribution based on monthly record dates, payable in arrears the following month, equal to a monthly amount of 1/12th of $1.62 per share from August 1, 2019 through December 31, 2019.

During the year ended December 31, 2019, we paid a monthly gross distribution of 1/12th of $1.62 per share on our Class A and Class D common stock to stockholders of record beginning in the month of September and on our Class T and Class I common stock to stockholders of record beginning in the month of August. During the year ended December 31, 2018, we did not have shares outstanding of Class A, Class T, Class S, Class D or Class I common stock.

	Year Ended December 31,
	2019	2018	2017
Distributions
Paid in cash	$16,333	$6,326	$1,237
Reinvested in shares	37	—	—
Total distributions	$16,370	$6,326	$1,237
Cash flows from operating activities	$10,078	$3,228	$307
____________
(1)	For the years ended December 31, 2019, 2018 and 2017, 38.3%, 49.0% and 75.1% of distributions were paid from the net combined proceeds of our Private Offering and IPO, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of December 31, 2019 and December 31, 2018 are summarized as follows:

As of December 31, 2019	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$107,489	—	—	—	$107,489
Borrowings under repurchase agreements - commercial mortgage loans (1)	335,885	—	—	—	335,885
Total	$443,374	—	—	—	$443,374

As of December 31, 2018
Borrowings under repurchase agreements - real estate securities	$61,871	—	—	—	$61,871
Borrowings under repurchase agreements - commercial mortgage loans (1)	164,410	—	—	—	164,410
Total	$226,281	—	—	—	$226,281
____________
(1)	Excluding $80 and $77 of unamortized debt issuance costs as of December 31, 2019 and 2018, respectively.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions.  As of December 31, 2019 and 2018, we had 22 and 13 CRE loans, respectively, with a total remaining future funding commitment of $54,620 and $30,343, respectively.  The future funding commitments are advanced at our discretion if the borrower has requested the advance and has met certain loan specific requirements.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to originate, acquire and manage a diversified portfolio of first mortgage loans secured by CRE and credit loans, thereby reducing risk in our portfolio; (ii) there are sufficient loan underwriting opportunities with the attributes that we seek; (iii) our executive officers, director, affiliates of our Advisor and Sub-Advisor have expertise with the type of real estate investments we seek; and (iv) our borrowings will enable us to originate and acquire loan assets and earn revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

Our investments are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to some risk of default. We manage credit risk through the underwriting process and investment structuring process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, as well as external factors that may affect their value.

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended December 31, 2019, 2018 and 2017, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of December 31, 2019 and 2018, our investment portfolio was 97% variable rate investments based on LIBOR for various terms. Borrowings under the Repo Facilities were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2019	December 31, 2018
(-) 50 Basis Points	11.33%	(3.98)%
(-) 25 Basis Points	8.23%	(2.32)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	4.60%	2.32%
(+) 50 Basis Points	5.74%	4.64%

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating any potential exposure.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the accompanying notes to our consolidated financial statements are included under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019 was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Mitchell A. Sabshon	67	Chief Executive Officer and Chairman of the Board
Donald MacKinnon	55	President and Director
Catherine L. Lynch	61	Chief Financial Officer and Treasurer
Andrew Winer	51	Chief Investment Officer
Roderick S. Curtis	52	Vice President and Secretary
Norman A. Feinstein	72	Independent Director
Cynthia Foster	57	Independent Director
Robert N. Jenkins	68	Independent Director

*	As of January 1, 2020

Set forth below is certain biographical information regarding each of our directors and executive officers.

Mitchell A. Sabshon is our Chief Executive Officer and Chairman of our board of directors, positions he has held since October 2016 and September 2016, respectively. Mr. Sabshon is also the Chief Executive Officer of the Advisor, a position he has held since August 2016. Mr. Sabshon has also served as a director and the Chief Executive Officer of Inland Real Estate Income Trust, Inc. (“IREIT”), positions he has held since September 2014 and April 2014, respectively, and as a director of its business manager since October 2013. Mr. Sabshon is also currently the Chief Executive Officer, President and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively. He is a director, the President and Chief Executive Officer of the business manager of Inland Residential Properties Trust, Inc. (“IRPT”), positions he has held since December 2013, and was a director, the President and Chief Executive Officer of IRPT from December 2013 until December 2019. Mr. Sabshon has also served as a director of Inland Private Capital Corporation (“IPCC”) since September 2013 and a director of the Dealer Manager since January 2014. Prior to joining IREIC in August 2013, Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments, Inc. (“Cole”), from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across Cole, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole in November 2010, Mr. Sabshon served as Managing Partner and Chief Investment Officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon was a licensed person with The OBEX Group from April 2009 through November 2009. Mr. Sabshon served as Chief Investment Officer and Executive Vice President of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including President and Chief Executive Officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was Executive Director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon holds a B.A. from George Washington University and a J.D. from Hofstra University School of Law. We believe that Mr. Sabshon’s experience as a director and Chief Executive Officer of IRPT, IREIT and IREIC, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our board of directors.

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

Catherine L. Lynch is our Chief Financial Officer and Treasurer, positions she has held since October 2016, and the Chief Financial Officer and Treasurer of the Advisor, positions she has held since August 2016. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, LLC (formerly The Inland Group, Inc.) since June 2012. She serves as the Treasurer and Secretary (since January 1995), the Chief Financial Officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and Chief Financial Officer and Secretary (since June 1995) of the Dealer Manager. She has served as the Chief Financial Officer of IREIT since April 2014 and as a director of IREIT’s business manager since August 2011. Ms. Lynch also served as Chief Financial Officer of IRPT from December 2013 to October 2019 and has served and as Chief Financial Officer of the business manager of IRPT since October 2014. Ms. Lynch also has served as Treasurer of Inland Capital Markets Group, Inc. from January 2008 through October 2010 and as a director of IPCC since May 2012. Ms. Lynch served as the Treasurer of the business manager of IRPT from December 2013 to October 2014, as a director and Treasurer of Inland Investment Advisors, Inc. from June 1995 to December 2014 and as a director and Treasurer of Inland Institutional Capital Partners Corporation from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch holds a B.S. in Accounting from Illinois State University. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

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

Roderick S. Curtis serves as our Vice President and Secretary, positions he has held since October 2016, and as President of the Advisor, a position he has held since August 2016. He also serves as President of Inland Venture Partners, a position he has held since December 2018. Mr. Curtis joined IREIC in March 2011 and currently serves as Senior Vice President, Investment Funds. Prior to joining IREIC, Mr. Curtis held positions with Priority Capital Investments, LLC, AmREIT, Inc. and DWS Scudder Investments. Mr. Curtis holds a B.S. in Economics from the University of Wisconsin.

Norman A. Feinstein is one of our independent directors, a position he has held since October 2016. Mr. Feinstein currently serves as the Chief Executive Officer of Aspen Real Estate Capital, LLC, a real estate advisory firm, and has served in this role since October 1, 2019. Previously, Mr. Feinstein served as Vice Chairman of The Hampshire Companies (“Hampshire”), a full-service, privately held, fully-integrated real estate firm with assets valued at over $2.5 billion, from December 1998 to October 2019. While at Hampshire, Mr. Feinstein also served as Fund Manager of The Hampshire Generational Fund and as a member of Hampshire’s Investment Committee since January 2005. In his prior role, he also sourced acquisitions and new opportunities and engaged with investors on behalf of Hampshire. Prior to joining Hampshire in 1998, Mr. Feinstein had been a practicing attorney for more than 25 years, specializing in real estate law. During his career, he was a real estate owner and operator of commercial and residential properties and has served as President and Counsel to the New Jersey Apartment Association and was a Regional Vice President of the National Apartment Association. Mr. Feinstein has also served as a member of the board of directors of Malvern Bancorp, Inc. and Malvern Federal Savings Bank since June 2016. Mr. Feinstein currently serves on the Executive Committee of the Metropolitan Golf Association and its Foundation Board. Mr. Feinstein holds a B.A. in the College of Liberal Arts and Sciences from the University of Connecticut and a J.D. from Suffolk University Law School. We believe that Mr. Feinstein’s commercial real estate experience makes him well qualified to serve as a member of our board of directors.

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

Our charter and bylaws provide that the number of our directors may be established by a majority of our board of directors and our charter has initially set the number of directors at five. Our bylaws further provide that the number of directors may not be more than 15. Our charter also provides that a majority of our directors must be independent of us, the Advisor and our respective affiliates except for a period of 60 days after the death, resignation or removal of an independent director pending the election of his or her successor. We currently have five directors, three of whom are independent, as defined in our charter and by the independence rules of the New York Stock Exchange. An independent director is a director who is not and has not for the last two years been associated, directly or indirectly, with the Advisor or the Sub-Advisor. Since the commencement of our initial public offering, our charter has required that at all times at least one of our independent directors must have at least three years of relevant real estate experience. We refer to any director who is not independent as an “affiliated director.” At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and approved by a vote of our board of directors, including a majority of our independent directors, in accordance with the requirements of the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our equity securities. With the exception of one report on Form 4 for Mr. MacKinnon of a transaction in his individual retirement account that was filed late due to an administrative error, to our knowledge none of our executive officers or directors failed to file reports required by Section 16(a) on a timely basis during the fiscal year ended December 31, 2019.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including our executive officers who serve as directors, is employed by IREIC, Sound Point, or their affiliates and receive compensation for his or her services, including services performed for us on behalf of the Advisor or the Sub-Advisor, from IREIC or Sound Point, as applicable.

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2019 (dollar amounts in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Norman A. Feinstein	$27	$20	—	—	—	—	$47
Cynthia Foster	$27	$20	—	—	—	—	$47
Robert N. Jenkins	$32	$20	—	—	—	—	$52

Cash Compensation

We pay each of our independent directors a retainer of $20,000 per year plus $1,000 for each board meeting the director attends in person ($500 for each board committee meeting) and $500 for each board meeting the director attends by telephone ($350 for each board committee meeting). We also pay our audit committee chairperson an annual fee of $5,000. Our independent directors may elect to receive their annual retainer in cash, unrestricted Class I shares, or both.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors. If a director is also one of our officers, or is an employee of the Advisor or the Sub-Advisor, we will not pay any compensation to such person for services rendered as a director.

Stock Compensation

Our board of directors has adopted an independent director compensation plan, which operates as a sub-plan of our independent director restricted share plan, which we use to attract and retain directors. Our restricted share plan offers our independent directors an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The restricted share plan authorizes the granting of restricted stock, restricted or deferred stock units, dividend equivalents, and cash-based awards to independent directors for participation in the plan. Our board of directors will administer the restricted share plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the plan will be transferable except through the laws of descent and distribution.

Our board of directors has authorized Class I shares for issuance under the restricted share plan. However, no awards shall be granted under the restricted share plan on any date on which the aggregate number of shares subject to awards previously issued under the restricted share plan, together with the proposed awards to be granted on such date, exceeds 5% of the number of outstanding shares of common stock on such date. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, a stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the plan will be adjusted proportionately and our board of directors will make adjustments to the restricted share plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from the transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Under the independent director restricted share plan and subject to such plan’s conditions and restrictions, each of our independent directors will automatically receive $10,000 in restricted Class I shares on the date of each annual stockholders’ meeting or, if no annual meeting, in December of each year. Such restricted shares will generally vest over a three-year period following the grant date in increments of 33 1⁄3% per annum; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a liquidity event.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 10, 2020, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Percentage(2)
Mitchell A. Sabshon(3)	50,588	*
Donald MacKinnon(4)	25,420	*
Norman A. Feinstein(5)	5,203	*
Cynthia Foster	11,203	*
Robert N. Jenkins	5,203	*
Catherine L. Lynch	600	*
Andrew Winer(4)	13,345	*
Roderick S. Curtis	400	*
All officers and directors as a group (8 persons)	111,962	1.0%
____________
*	Less than 1%
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

(2)	Based on a total of 11,628,832 shares of common stock issued and outstanding as of March 10, 2020.
(3)

The shares owned by the Advisor are deemed to be beneficially owned by Mr. Sabshon. Mr. Sabshon exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.

(4)	The address of such person is 375 Park Avenue, 33rd Floor, New York, New York 10152.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	532,319
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	532,319

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

Our executive officers, certain of our directors and their affiliates also have, and may continue to, acquire or develop CRE-related assets for their own accounts. Furthermore, our executive officers, certain of our directors and their affiliates may form additional CRE-related investment programs in the future, whether public or private, which can be expected to have the same or similar investment objectives and targeted assets as we have, and such persons may be engaged in sponsoring one or more of such programs at approximately the same time as our IPO. The Advisor, the Sub-Advisor, their employees and certain of their affiliates and related parties will experience conflicts of interest as they simultaneously perform investment services for us and other real estate programs that they sponsor or have involvement with.

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
•

the advisory fee that we pay to the Advisor is based upon the valuation of our investment portfolio as determined in connection with our determination of NAV, and the Advisor has authority under certain circumstances to adjust the value of certain of our real estate-related assets;

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

Advisor Compensation

The independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of the Advisor and the compensation we pay to it to determine whether the provisions of the Advisory Agreement are being carried out.

Term of Advisory Agreement

The current term of the Advisory Agreement ends December 31, 2020, subject to renewals upon mutual consent of the parties, including an affirmative vote of a majority of our independent directors, for an unlimited number of successive one-year periods. It is the duty of our board of directors to evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in these evaluations will be reflected in the minutes of the meetings of our board of directors in which the evaluations occur. The Advisory Agreement may be terminated without cause or penalty by us upon a vote of a majority of the independent directors, or by the Advisor, in each case by providing no fewer than 60 days’ prior written notice to the other party.

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

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions occurring in the year ended December 31, 2019 are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2019 and 2018, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2019 and 2018, respectively (dollar amounts in thousands).

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees(1)	$300	$240
Audit-related fees	—	—
Tax fees(2)	25	28
All other fees	—	—
Total	$325	$268
____________

(1)

Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements.

(2)	Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2019 and 2018, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 75 - 97 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 73 of this Annual Report on Form 10-K.

(a)(3) Exhibits: Refer to Exhibit Index on page 70 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

The Company has elected not to provide summary information.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Amendment and Restatement of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

3.2	Articles of Amendment of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

3.3	Articles Supplementary of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

3.4	Certificate of Correction of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2019 and incorporated by reference)

3.5	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed April 30, 2019 and incorporated by reference)

4.2*	Description of Registrant’s Securities

10.1

Dealer Manager Agreement, dated as of April 29, 2019, by and between InPoint Commercial Real Estate Income, Inc. and Inland Securities Corporation (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

10.2

First Amended and Restated Advisory Agreement, dated as of April 29, 2019, by and among InPoint Commercial Real Estate Income, Inc., InPoint REIT Operating Partnership, LP, and Inland InPoint Advisor, LLC (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 filed April 30, 2019 and incorporated by reference)

10.3

First Amended and Restated Sub-Advisory Agreement, dated as of April 29, 2019, between Inland InPoint Advisor, LLC and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed April 30, 2019 and incorporated by reference)

10.4

Limited Partnership Agreement of InPoint REIT Operating Partnership, LP, dated October 7, 2016 (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed March 22, 2019 and incorporated by reference)

10.5

Amendment No. 1 to Limited Partnership Agreement, dated January 30, 2017 (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed March 22, 2019 and incorporated by reference)

10.6	Independent Director Restricted Share Plan, effective October 25, 2016 (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

10.7	Independent Directors Compensation Plan, effective October 6, 2016 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 12, 2019 and incorporated by reference)

10.8	Form of Restricted Stock Award Agreement (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed March 12, 2019 and incorporated by reference)

10.9

Form of Indemnification Agreement, between InPoint Commercial Real Estate Income, Inc. and each of its officers and directors (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

10.10

Master Repurchase Agreement, dated as of February 15, 2018, by and among Column Financial, Inc., as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.11

Guaranty, dated as of February 15, 2018, by InPoint Commercial Real Estate Income, Inc. in favor of Column Financial, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.12

Uncommitted Master Repurchase Agreement, dated as of May 6, 2019, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.13

Guarantee Agreement, dated as of May 6, 2019, by InPoint Commercial Real Estate Income, Inc. in favor JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.14*	Amendment No. 1 to Independent Director Restricted Share Plan of InPoint Commercial Real Estate Income, Inc., effective November 26, 2019

21.1*	List of Subsidiaries of InPoint Commercial Real Estate Income, Inc.

24.1*	Power of Attorney (included in the signature page)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 11, 2020 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
Date:	March 11, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Mitchell A. Sabshon	Chief Executive Officer and Chairman of the Board	March 11, 2020
Name:	Mitchell A. Sabshon	(principal executive officer)

By:	/s/ Donald MacKinnon	President and Director	March 11, 2020
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 11, 2020
Name:	Catherine L. Lynch	(principal financial officer and principal accounting officer)

By:	/s/ Norman A. Feinstein	Director	March 11, 2020
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster	Director	March 11, 2020
Name:	Cynthia Foster

By:	/s/ Robert N. Jenkins	Director	March 11, 2020
Name:	Robert N. Jenkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 11, 2020

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$37,210	$27,530
Restricted cash	429	967
Real estate securities at fair value	157,869	91,218
Commercial mortgage loans at cost, net of allowance for loan loss of $0	504,702	249,573
Deferred debt finance costs	1,133	518
Deferred offering costs	—	1,201
Accrued interest receivable	1,822	994
Prepaid expenses and other assets	154	22
Total assets	$703,319	$372,023
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements - real estate securities	$107,489	$61,871
Repurchase agreements - commercial mortgage loans	335,805	164,333
Loan fees payable	55	100
Due to related parties	698	1,680
Interest payable	652	427
Distributions payable	1,699	941
Accrued expenses	755	399
Total liabilities	447,153	229,751
Stockholders' Equity:
Class P common stock, $0.001 par value, 500,000,000 and 450,000,000 shares authorized, 10,182,305 and 5,940,744 shares issued and outstanding at December 31, 2019 and 2018, respectively	10	6
Class A common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 272,006 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Class T common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 121,718 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 41,538 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 and 0 shares authorized, 100,743 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Additional paid in capital (net of offering costs of $22,718 and $11,724 as of December 31, 2019 and 2018, respectively)	265,963	148,650
Distributions in excess of earnings	(9,807)	(6,384)
Total stockholders' equity	256,166	142,272
Total liabilities and stockholders’ equity	$703,319	$372,023

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest income:
Interest income	$34,290	$11,105	$979
Less: Interest expense	(14,035)	(4,091)	(156)
Net interest income	20,255	7,014	823
Operating expenses:
Advisory fee	5,632	2,540	—
Debt finance costs	950	456	—
Administration expense	—	—	96
Directors compensation	86	84	82
Professional service fees	651	356	453
Other expenses	579	243	94
Expense reimbursement	(359)	—	—
Total operating expenses	7,539	3,679	725
Other income (loss):
Unrealized gain (loss) in value of real estate securities	1,032	(1,279)	41
Realized loss on the sale of real estate securities	(43)	—	—
Total other income (loss)	989	(1,279)	41
Net income before income taxes	13,705	2,056	139
Income tax (benefit) provision	—	(13)	58
Net income	$13,705	$2,069	$81
Net income per share, basic and diluted	$1.53	$0.57	$0.11
Weighted average number of shares
Basic	8,958,684	3,638,407	757,025
Diluted	8,959,035	3,638,574	757,025

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2016	$—	$—	$—	$—	$—	$—	$5,942	$(64)	$5,878
Proceeds from issuance of common stock	2	—	—	—	—	—	40,404	—	40,406
Offering costs	—	—	—	—	—	—	(2,918)	—	(2,918)
Net income	—	—	—	—	—	—	—	81	81
Distributions declared	—	—	—	—	—	—	—	(1,462)	(1,462)
Balance as of December 31, 2017	2	—	—	—	—	—	43,428	(1,445)	41,985
Proceeds from issuance of common stock	4	—	—	—	—	—	114,066	—	114,070
Offering costs	—	—	—	—	—	—	(8,806)	—	(8,806)
Net income	—	—	—	—	—	—	—	2,069	2,069
Distributions declared	—	—	—	—	—	—	—	(7,008)	(7,008)
Redemptions	—	—	—	—	—	—	(46)	—	(46)
Equity-based compensation	—	—	—	—	—	—	8	—	8
Balance as of December 31, 2018	6	—	—	—	—	—	148,650	(6,384)	142,272
Proceeds from issuance of common stock	4	—	—	—	—	—	130,160	—	130,164
Offering costs	—	—	—	—	—	—	(10,993)	—	(10,993)
Net income	—	—	—	—	—	—	—	13,705	13,705
Distributions declared	—	—	—	—	—	—	—	(17,128)	(17,128)
Distribution reinvestment	—	—	—	—	—	—	37	—	37
Redemptions	—	—	—	—	—	—	(1,911)	—	(1,911)
Equity-based compensation	—	—	—	—	—	—	20	—	20
Balance as of December 31, 2019	$10	$—	$—	$—	$—	$—	$265,963	$(9,807)	$256,166

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities
Net income	$13,705	$2,069	$81
Adjustments to reconcile net income to cash provided by operations:
Net realized loss on real estate securities	43	—	—
Net unrealized (gain) loss on real estate securities	(1,032)	1,279	(41)
Amortization of equity-based compensation	20	8	—
Amortization of debt finance costs to operating expense	950	456	—
Amortization of debt finance costs to interest expense	80	56	—
Amortization of bond (discount) premium	(808)	(369)	164
Amortization of origination fees	(1,779)	(380)	—
Amortization of deferred exit fees	(624)	(144)	—
Changes in assets and liabilities:
Accrued interest receivable	(828)	(852)	(128)
Accrued expenses	1,059	(515)	191
Due to related parties	(758)	1,174	(19)
Prepaid expenses and other assets	(131)	(18)	(4)
Other liabilities	181	464	63
Net cash provided by operating activities	10,078	3,228	307
Cash flows from investing activities:
Origination of commercial loans	(329,155)	(219,274)	(32,451)
Origination fees received on commercial loans	1,951	2,319	357
Principal repayments of commercial loans	74,478	—	—
Purchase of real estate securities	(76,277)	(69,767)	(31,079)
Real estate securities sold	9,211	2,996	10,396
Real estate securities principal pay-down	2,212	636	—
Net cash used in investing activities	(317,580)	(283,090)	(52,777)
Cash flows from financing activities:
Proceeds from issuance of common stock	130,164	114,070	40,406
Redemptions of common stock	(1,911)	(46)	—
Payment of offering costs	(10,720)	(8,806)	(2,918)
Proceeds from repurchase agreements	1,309,146	668,045	82,130
Principal repayments of repurchase agreements	(1,092,052)	(458,877)	(65,017)
Debt finance costs	(1,650)	(1,107)	—
Distributions paid	(16,333)	(6,326)	(1,237)
Net cash provided by financing activities	316,644	306,953	53,364
Net change in cash, cash equivalents and restricted cash	9,142	27,091	894
Cash, cash equivalents and restricted cash at beginning of period	28,497	1,406	512
Cash, cash equivalents and restricted cash at end of period	$37,639	$28,497	$1,406
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$(498)	$(1,005)	$535
Interest paid	$13,810	$3,688	$133
Distributions payable	$1,699	$941	$258
Accrued stockholder servicing fee due to related party	$273	$—	$—
Distribution reinvestment	$37	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, pursuant to an amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated April 29, 2019, which supersedes and replaces the sub-advisory agreement dated October 25, 2016. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meetings; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

On October 25, 2016, the Company commenced a private offering (the “Private Offering”) of up to $500,000 in shares of Class P common stock (“Class P Shares”). Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”), was the dealer manager for the Private Offering.  On June 28, 2019, the Company terminated the Private Offering. The Company continued to accept Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019. The Company issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276,681.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

On May 3, 2019, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement and the Company commenced the IPO. Prior to July 17, 2019 (the “NAV Pricing Date”), the purchase price for each class of its common stock in its primary offering was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees. Following the NAV Pricing Date, the purchase price per share for each class of common stock in the IPO varies and generally equals the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as the Company’s exclusive dealer manager for the IPO on a best efforts basis.

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

Restricted cash represents cash the Company is required to hold in a segregated account.  As of December 31, 2019 and 2018, the restricted cash was held as additional collateral on real estate securities repurchase agreements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31,
	2019	2018
Cash and cash equivalents	$37,210	$27,530
Restricted cash	429	967
Total cash, cash equivalents, and restricted cash	$37,639	$28,497

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Real Estate Securities at Fair Value

The Company’s real estate securities are comprised of CMBS and are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company has chosen to make a fair value option election pursuant to ASC Topic 825, Financial Instruments for its securities and, therefore, its real estate securities are recorded at fair value on the consolidated balance sheets. The periodic changes in fair value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) in value of real estate securities. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet with changes in fair value recorded to other comprehensive income on the Company’s consolidated statement of changes in stockholders’ equity. Electing the fair value option permits the Company to record changes in fair value of its investments in the consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period.

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

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

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

As of December 31, 2019 and 2018, the Company had $504,702 and $249,573 of commercial mortgage loans held for investment, respectively. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

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

Fair Value Measurements

The Company estimates fair value using available market information and valuation methodologies it believes to be appropriate for these purposes. The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurements establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

Real estate securities are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2019 and 2018, the Company received third-party quotes on each real estate security used in determining the fair value, all of which have been classified as Level II due to the observable nature of all significant inputs.

The Company is required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in its consolidated balance sheets, to the extent it is practicable to estimate a fair value for those instruments.  These disclosure requirements exclude certain financial instruments and all non-financial instruments.

Organization and Offering Expenses

The Company is conducting an IPO that commenced following the conclusion of the Private Offering on June 28, 2019.  For classes of shares sold in the IPO, the purchase price per share is based on a monthly NAV published around the 15th of the month preceding its effective date with the valuation based on the end of the previous month. For the Private Offering, the purchase price per Class P Share was equal to $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses were paid. The Dealer Manager was the dealer manager for the Private Offering and is the dealer manager for the IPO.

Organization and offering expenses include all expenses incurred in connection with the Private Offering and IPO. Organization and offering expenses (other than selling commissions, dealer manager fees and stockholder servicing fees) of the Company may be paid by the Advisor, Sub-Advisor, the Dealer Manager, or their respective affiliates on behalf of the Company and subsequently reimbursed by the Company. For the Private Offering, offering expenses were deferred and a payable was recognized to the Advisor or Sub-Advisor until shares were sold in the Private Offering, at which point the expense reimbursement was paid from additional paid-in capital. For the IPO, offering costs are offset against additional paid-in capital when incurred. These expenses include but are not limited to: (i) reimbursing the Dealer Manager and participating broker-dealers for bona fide out-of-pocket, itemized and detailed due diligence expenses incurred by these entities, (ii) expenses for printing and mailing, charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts, and (iii) expenses of qualifying the sale of the shares under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees and expenses.

The Company reimbursed the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Private Offering not in excess of the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Private Offering. The Company also reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the IPO, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the IPO.

Repurchase Agreements

The Company enters into master repurchase agreements that allow the Company to sell real estate loans and securities while providing a fixed repurchase price for the same real estate loans and securities in the future.  Repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. Under the master repurchase agreements, the respective lender retains the right to mark the underlying collateral to fair value.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Equity-Based Compensation

In accordance with the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares are issued to independent directors as compensation. The Company recognizes expense related to the fair value of equity-based compensation awards as operating expense in the consolidated statements of operations. The Company recognizes expense based on the fair value at the grant dated on a straight-line basis over the vesting period representing the requisite service period.  See Note 11 – “Equity-Based Compensation” for further information.

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

The Company had no uncertain tax positions as of December 31, 2019 or 2018. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2019. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019, returns for the calendar years 2016, 2017, 2018 and 2019 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

For the year ended December 31, 2019, no income tax expense or benefit was recorded.

Distributions Payable

Distributions payable represent distributions declared as of the balance sheet date which are payable to stockholders.

Per Share Data

The Company calculates basic and diluted earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Basic earnings (loss) per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by the common shares plus common share equivalents.  For further information about the Company’s calculation of EPS, see Note 7 – “Net Income Per Share.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Note 3 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2019:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	29	$489,902	$(1,700)	$488,202	5.6%	2.0
Credit loans	3	16,500	—	16,500	9.5%	5.9
Total and average	32	$506,402	$(1,700)	$504,702	5.7%	2.2

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2018:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	16	$241,225	$(2,152)	$239,073	6.4%	2.2
Credit loans	2	10,500	—	10,500	9.2%	7.5
Total and average	18	$251,725	$(2,152)	$249,573	6.5%	2.5

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

As of December 31, 2019, 30 loans had a risk rating of 2 and two had a risk rating of 3. As of December 31, 2018, 17 loans had a risk rating of 2 and one had a risk rating of 3. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations.

The tables below show the Company’s securities as of December 31, 2019 and 2018:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

December 31, 2019

Number of Positions	External Credit Rating	Collateral	Weighted Average Coupon	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
3	AAA	Hospitality, Office	2.6%	0.5	$19,113	$19,081	$—	$(43)	$19,038
1	AA-	Hospitality	2.8%	0.4	2,000	1,999	—	(11)	1,988
9	BB-	Retail, Hospitality, Mixed Use, Office	4.4%	1.3	72,052	72,033	104	(81)	72,056
1	BBB-	Multifamily	3.4%	1.5	10,000	10,000	—	—	10,000
3	Unrated	Hospitality	7.0%	0.7	55,275	54,967	—	(180)	54,787
17			5.0%	1.0	$158,440	$158,080	$104	$(315)	$157,869

December 31, 2018

Number of Positions	External Credit Rating	Collateral	Weighted Average Coupon	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2	AAA	Hospitality	3.4%	0.7	$20,310	$20,310	$—	$(277)	$20,033
1	AA-	Hospitality	3.5%	1.4	$2,000	$1,998	$—	$(31)	$1,967
5	BB-	Retail, Hospitality	5.3%	1.6	$38,512	$38,438	$—	$(460)	$37,978
2	Unrated	Hospitality	7.7%	1.4	32,700	31,715	—	(475)	31,240
10			5.7%	1.3	$93,522	$92,461	$—	$(1,243)	$91,218

At December 31, 2019, the Company held 17 CMBS with a total carrying value of $157,869 with a total net unrealized loss of $211. As of December 31, 2018, the Company held 10 CMBS with a total carrying value of $91,218 with a total net unrealized loss of $1,243. As of December 31, 2018, the amortized cost was $1,061 less than the par value of $93,522 due to three real estate securities purchased at a discount. The Company had $43, $0 and $0 of realized losses during the year ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, each of the CMBS were assigned an internal risk rating of 2.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in November 2019 to November 2020. Advances under the Repo Facility accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.0%.  The CF Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of December 31, 2019 and 2018.

On May 6, 2019, a wholly owned subsidiary of the Company entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

(ii) a margin of between 1.75% to 2.25%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of December 31, 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Company’s Repo Facilities as of December 31, 2019 and 2018 are as follows:

December 31, 2019					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$224,590	$327	$304,708	3.74%	318
JPM Repo Facility	150,000	111,295	157	153,194	3.63%	492
	$400,000	$335,885	$484	$457,902	3.70%	376

December 31, 2018					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$175,000	$164,410	$299	$225,075	4.71%	317
____________

(1)	Excluding $80 and $77 of unamortized debt issuance costs as of December 31, 2019 and 2018, respectively.

Real Estate Securities

The Company entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of December 31, 2019	$107,489	$168	$149,164	3.14%	11
As of December 31, 2018	$61,871	$128	$84,646	3.79%	9

The total amount outstanding as of December 31, 2019 and December 31, 2018 was with JP Morgan Securities LLC. In addition, the master repurchase agreements are subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2019 and 2018.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Note 6 – Stockholders’ Equity

The following tables detail the change in the Company’s outstanding shares of all class of common stock, including restricted common stock:

	Common Stock
Year ended December 31, 2019	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	5,940,744	—	—	—	—	—
Issuance of shares	4,315,524	271,382	121,385	—	41,298	99,244
Distribution reinvestment	—	624	333	—	240	302
Issuance of restricted shares	2,400	—	—	—	—	1,197
Redemptions	(76,363)	—	—	—	—	—
Ending balance	10,182,305	272,006	121,718	—	41,538	100,743

	Common Stock
Year ended December 31, 2018	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	1,733,392	—	—	—	—	—
Issuance of shares	4,209,178	—	—	—	—	—
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(1,826)	—	—	—	—	—
Ending balance	5,940,744	—	—	—	—	—

	Common Stock
Year ended December 31, 2017	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	237,700	—	—	—	—	—
Issuance of shares	1,495,692	—	—	—	—	—
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—
Ending balance	1,733,392	—	—	—	—	—

During the year ended December 31, 2019, the Company issued shares in the Private Offering and the IPO (collectively, the “Offerings”) at an average price per share of $26.84 with total net proceeds, including proceeds from the distribution reinvestment plan, of $119,208 after offering costs of $10,993. In addition, the Company incurred $390 in reimbursable deferred offering costs from the Offerings that are payable to the Advisor and Sub-Advisor.

During the year ended December 31, 2018, the Company issued shares in the Private Offering at an average price per share of $27.10 with total net proceeds of $105,264 after offering costs of $8,806.  In addition, the Company incurred $562 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor from future stock issuances.

During the year ended December 31, 2017, the Company issued shares in the Private Offering at an average price per share of $27.01 with total net proceeds of $37,488 after offering costs of $2,918. In addition, the Company incurred $997 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor from future stock issuances.

Distributions

For the years ended December 31, 2018, 2017 and from January 1, 2019 to July 31, 2019, the Company paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. Distributions declared on or after August 1, 2019 through December 31, 2019 on Class P Shares are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.92 per share. Distributions on Class A, Class T, Class D and Class I shares are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.62 per share from August 1, 2019 through December 31, 2019. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2019 were $16,967, $82, $40, $12 and $27, respectively. For the years

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

ended December 31, 2018 and 2017, total distributions declared for Class P shares were $7,008 and $1,462, respectively. Other than Class P Shares, no other classes of shares were outstanding during the years ended December 31, 2018 and 2017.

The table below presents the aggregate distributions declared per share for each applicable class of common stock during the years ended December 31, 2019, 2018 and 2017. The tables exclude from dividend declaration any month when there were no outstanding shares for a class of stock.

Year ended December 31, 2019
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.9200	$0.5400	$0.6750	$—	$0.5400	$0.6750
Stockholder servicing fee per share	N/A	N/A	0.0890	—	0.0209	N/A
Net distributions declared per share	$1.9200	$0.5400	$0.5860	$—	$0.5191	$0.6750

Year ended December 31, 2018
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.9200	$—	$—	$—	$—	$—
Stockholder servicing fee per share	N/A	—	—	—	—	—
Net distributions declared per share	$1.9200	$—	$—	$—	$—	$—

Year ended December 31, 2017
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.9200	$—	$—	$—	$—	$—
Stockholder servicing fee per share	N/A	—	—	—	—	—
Net distributions declared per share	$1.9200	$—	$—	$—	$—	$—

As of December 31, 2019 and 2018, distributions declared but not yet paid amounted to $1,699 and $941, respectively.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan, effective May 3, 2019, whereby Class A, Class T, Class S, Class D and Class I stockholders have the option to have their cash distributions reinvested in additional shares of common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan will be immediately reinvested in shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the most recently published transaction price at the time the distribution is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in the IPO.

The Company reserves the right to amend any aspect of its distribution reinvestment plan without the consent of its stockholders, provided that notice of any material amendment is sent to participants at least ten business days prior to the effective date of that

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

amendment. In addition, the Company may suspend or terminate the distribution reinvestment plan for any reason at any time upon ten business days’ prior written notice to participants. A stockholder’s participation in the plan will be terminated to the extent that a reinvestment of such stockholder’s distributions in the Company’s shares would cause the percentage ownership or other limitations contained in the Company’s charter to be violated. Participants may terminate their participation in the distribution reinvestment plan with five business days’ prior written notice to the Company.

During the year ended December 31, 2019, the Company received proceeds from the distribution reinvestment plan totaling $37 at an average price per share of $25.06.

Share Repurchase Program

The Company has adopted a share repurchase plan, effective May 3, 2019, whereby on a monthly basis, stockholders who have held their shares of common stock for at least one year may request that the Company repurchase all or any portion of their shares.

The Company may repurchase fewer shares than have been requested in any particular month to be repurchased under its share repurchase plan, or none at all, in its discretion at any time. In addition, the total amount of aggregate repurchases of shares will be limited to no more than 2% of the aggregate NAV per month and no more than 5% of the aggregate NAV per calendar quarter.

The Company’s board of directors may modify, suspend or terminate the share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

During the year ended December 31, 2019, the Company repurchased $1,911 of common stock at an average price per share of $25.02. During the year ended December 31, 2018, the Company repurchased $46 of common stock at an average price per share of $25.00 due to death or disability. No shares were repurchased during the year ended December 31, 2017.

Note 7 – Net Income Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by the common shares plus common share equivalents.  The Company’s common share equivalents are unvested restricted shares.  For the years ended December 31, 2019 and 2018, 351 and 167 additional shares related to restricted shares were included in the computations of diluted earnings per share, respectively, because the effect of those common share equivalents were dilutive. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were no antidilutive restricted shares for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, no restricted shares were issued or outstanding. For further information about the Company’s restricted shares, see Note 11 – “Equity Based Compensation.”

The following table is a summary of the basic and diluted net income per share computation for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net income	$13,705	$2,069	$81
Weighted average shares outstanding, basic	8,958,684	3,638,407	757,025
Weighted average shares outstanding, diluted	8,959,035	3,638,574	757,025
Net income per share, basic and diluted	$1.53	$0.57	$0.11

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

The Company has made a commitment to advance additional funds under certain of its real estate loans if the borrower meets certain conditions.  As of December 31, 2019 and 2018, the Company had 22 and 13 commercial mortgage loans, respectively, with a total remaining future funding commitment of $54,620 and $30,343, respectively. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the years ended December 31, 2019, 2018 and 2017.

Note 10 – Transactions with Related Parties

As of December 31, 2019 and 2018, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (iii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2019 and 2018, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s share repurchase program prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the years ended December 31, 2019, 2018 and 2017:

	Year Ended	Year Ended	Year Ended	Payable as of December 31,
	December 31, 2019	December 31, 2018	December 31, 2017	2019	2018
Organization and offering expense reimbursement (1)	$390	$562	$997	$17	$512
Selling commissions and dealer manager fee (2)	7,299	7,259	2,457	—	—
Advisory fee (3)	5,632	2,540	—	—	1,161
Loan fees(4)	2,089	—	—	408	—
Accrued stockholder servicing fee(5)	277	—	—	273	—
Operating expense reimbursement to advisor (6)	5	14	224	—	7
Expense reimbursement received from advisor (7)	(359)	—	—	—	—
Total	$15,333	$10,375	$3,678	$698	$1,680
____________

(1)

The Company reimbursed the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Private Offering, provided that aggregate reimbursements of such costs and expenses did not exceed the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Private Offering. The Company also reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the IPO, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the IPO. For the Private Offering, offering costs were offset against stockholders’

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

equity when paid. Unpaid amounts were recorded as deferred offering costs and included in due to related parties in these consolidated balance sheets. For the IPO, offering costs are offset against stockholders’ equity when incurred.

(2)

The Dealer Manager received selling commissions up to 5%, and a dealer manager fee up to 3%, of the transaction price for each Class P Share sold in the Private Offering, the majority of which is paid to third-party broker-dealers. For the IPO, the Dealer Manager is entitled to receive (a) upfront selling commissions of up to 6.0%, and upfront dealer manager fees of up to 1.25%, of the transaction price of each Class A share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 7.25% of the transaction price; (b) upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price; and (c) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class D shares, Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.

(3)

Under the Prior Advisory Agreement, the Company paid the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee was paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee was calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. On April 29, 2019, the Company, the Advisor and the Operating Partnership entered into the Advisory Agreement, which supersedes and replaces the Prior Advisory Agreement. Pursuant to the Advisory Agreement, (1) the fixed component of the advisory fee is paid in an amount equal to (i) prior to the NAV Pricing Date, 1/4th of 1.5% per annum of the gross value of the Company’s assets, paid quarterly in arrears, and (ii) following the NAV Pricing Date, 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment shall not exceed 1/12th of 2.5% of the Company’s NAV; and (2) the performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. The Advisor waived the fixed component of the advisory fee for all periods prior to April 1, 2018 and for the months of November and December 2019. The fixed component of the advisory fee waived totaled $1,109, $258 and $369 for the years ended December 31, 2019, 2018 and 2017, respectively.  In addition, the Advisor waived the performance component of the advisory fee of $319 for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, the Advisor did not earn the performance component of the advisory fee.

(4)	Effective July 17, 2019, the Company pays the Advisor all new loan origination and administrative fees related to CRE loans held for investment, to the extent that such fees are paid by the borrower.

(5)

Subject to the Financial Industry Regulatory Authority, Inc. limitations on underwriting compensation, the Company pays the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing stockholders’ accounts as follows: (a) for Class T shares only, 0.85% per annum of the NAV of the Class T shares; (b) for Class S shares only, 0.85% per annum of the aggregate NAV for the Class S shares; and (c) for Class D shares only, 0.25% per annum of the aggregate NAV for the Class D shares. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account upon the occurrence of certain events. The Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class T, Class S, and Class D shares.  The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

(7)

The Advisor has agreed to reimburse the Company from time to time for certain costs incurred by the Company. For the year ended December 31, 2019, the Advisor reimbursed the Company $359. There were no expense reimbursements during the year ended December 31, 2018. These reimbursements represent one-time cash payments to the Company in order to provide additional operating support to the Company and ensure a certain return for the Company. These cash payments are not subject to Board approval.

Note 11 – Equity-Based Compensation

On January 7, 2019, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a grant date fair value of $25.00 per share and a total value of $30.  The restricted Class P Shares will vest in equal one-third increments on January 7, 2020, 2021 and 2022. On December 2, 2019, the Company granted each of its three independent directors 399 restricted Class I shares for a total of 1,197 Class I shares with grant date fair value of $25.07 per share and a total value of $30. The restricted Class I Shares will vest in equal one-third increments on December 2, 2020, 2021 and 2022. On March 1, 2018, the Company granted 400 restricted Class P Shares to each of its three independent directors for a total of 1,200 Class P Shares at a grant date fair value of $25.00 per share for a total value of $30.  These restricted Class P Shares vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Under the RSP, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $20 and $8 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had $61 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 2.04 years. There were no restricted shares issued under the RSP in 2017. The total fair value at the vesting date for restricted shares that vested during the year ended December 31, 2019 was $10.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	1,200	$25.00
Granted	2,397	25.03
Vested	(400)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at December 31, 2019	3,197	$25.02

Note 12 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – “Summary of Significant Accounting Policies”):

	December 31, 2019				December 31, 2018
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$157,869	—	$157,869	—	$91,218	—	$91,218	—

The Company did not transfer any assets within fair value levels during the years ended December 31, 2019 and 2018.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.  The following table details the carrying amount and fair value of the financial instruments described in Note 2:

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$37,210	$37,210	$27,530	$27,530
Restricted cash	429	429	967	967
Commercial mortgage loans, net	504,702	511,734	249,573	250,156
Total	$542,341	$549,373	$278,070	$278,653
Financial liabilities
Repurchase agreements - real estate securities	$107,489	$107,489	$61,871	$61,871
Repurchase agreements - commercial mortgage loans	335,805	335,805	164,333	164,333
Total	$443,294	$443,294	$226,204	$226,204

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
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

Note 13 – Subsequent Events

The Company has evaluated subsequent events through March 11, 2020, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sale of Common Stock

As of March 10, 2020, the Company had received gross proceeds of $24,334 from the issuance of its common stock in the IPO since December 31, 2019, including proceeds from the distribution reinvestment plan.

Distributions

On January 30, 2020, the Company declared distributions for each class of its common stock to stockholders of record as of January 31, 2020, payable on or about February 18, 2020 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1600	$0.1350	$0.1350	$—	$0.1350	$0.1350
Stockholder servicing fee per share	N/A	N/A	0.0180	—	0.0053	N/A
Net distributions declared per share	$0.1600	$0.1350	$0.1170	$—	$0.1297	$0.1350

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

On February 27, 2020, the Company declared distributions for each class of its common stock to stockholders of record as of February 29, 2020, payable on or about March 18, 2020 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1600	$0.1350	$0.1350	$—	$0.1350	$0.1350
Stockholder servicing fee per share	N/A	N/A	0.0169	—	0.0050	N/A
Net distributions declared per share	$0.1600	$0.1350	$0.1181	$—	$0.1300	$0.1350

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2019

(Dollar amounts in thousands)

Type of Loan (1)	Principal Balance	Carrying Amount	Property Type	Cash Coupon (2)	Periodic Payment Terms (3)	Maximum Maturity (4)
First Mortgage Loan 1	$14,650	$14,647	Office	L+4.70%	I/O	1/9/23
First Mortgage Loan 2	15,654	15,634	Office	L+4.50%	I/O	12/9/22
First Mortgage Loan 3	11,954	11,909	Retail	L+3.75%	I/O	4/9/23
First Mortgage Loan 4	31,000	30,888	Industrial	L+4.00%	I/O	5/9/23
First Mortgage Loan 5	6,962	6,939	Multifamily	L+4.50%	I/O	6/9/23
First Mortgage Loan 6	16,347	16,282	Multifamily	L+3.65%	I/O	9/9/23
First Mortgage Loan 7	24,084	23,988	Office	L+3.75%	I/O	9/9/23
First Mortgage Loan 8	8,531	8,482	Multifamily	L+3.70%	I/O	10/9/23
First Mortgage Loan 9	19,445	19,422	Multifamily	L+4.00%	I/O	10/9/23
First Mortgage Loan 10	6,769	6,732	Multifamily	L+3.85%	I/O	11/9/23
First Mortgage Loan 11	5,200	5,169	Multifamily	L+3.90%	I/O	12/9/23
First Mortgage Loan 12	26,704	26,640	Multifamily	L+3.30%	I/O	12/9/23
First Mortgage Loan 13	24,500	24,527	Hospitality	L+5.05% (5)	I/O	12/9/21
First Mortgage Loan 14	16,150	16,060	Hospitality	L+4.20%	I/O	1/9/24
First Mortgage Loan 15	14,200	14,107	Multifamily	L+3.40%	I/O	2/9/24
First Mortgage Loan 16	10,290	10,216	Multifamily	L+3.45%	I/O	2/9/24
First Mortgage Loan 17	15,761	15,650	Industrial	L+3.30%	I/O	4/9/24
First Mortgage Loan 18	6,814	6,772	Multifamily	L+4.00%	I/O	5/9/24
First Mortgage Loan 19	24,000	23,785	Multifamily	L+3.25%	I/O	6/9/24
First Mortgage Loan 20	12,130	12,028	Multifamily	L+3.25%	I/O	6/9/24
First Mortgage Loan 21	40,719	40,303	Office	L+2.75%	I/O	7/9/24
First Mortgage Loan 22	6,350	6,287	Mixed Use	L+3.60%	I/O	7/9/24
First Mortgage Loan 23	14,000	14,015	Office	L+3.95%	I/O	8/9/22
First Mortgage Loan 24	7,000	7,007	Office	L+4.20%	I/O	9/9/24
First Mortgage Loan 25	14,900	14,903	Office	L+3.10%	I/O	10/9/24
First Mortgage Loan 26	30,000	30,007	Multifamily	L+3.30%	I/O	10/9/24
First Mortgage Loan 27	20,400	20,411	Office	L+2.90%	I/O	10/9/24
First Mortgage Loan 28	13,388	13,390	Multifamily	L+3.00%	I/O	11/9/24
First Mortgage Loan 29	32,000	32,002	Multifamily	L+3.00%	I/O	12/9/24
Credit Loan 1	7,500	7,500	Office	9.20%	I/O	10/11/27
Credit Loan 2	3,000	3,000	Hospitality	9.35%	I/O	4/1/23
Credit Loan 3	6,000	6,000	Office	10.00%	I/O	10/6/24
	$506,402	$504,702
____________

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)	Cash coupon is the stated rate on the loan.

(3)	I/O = interest only, P/I = principal and interest.

(4)	Maximum maturity assumes all extension options are exercised.

(5)	Cash coupon increases to L+5.30% on the payment date in January 2020.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2019

(Dollar amounts in thousands)

Reconciliation of Commercial Mortgage Loans, At Cost:

The following table reconciles commercial mortgage loans, at cost for the years ended:

	2019	2018	2017

Balance at January 1,	$249,573	$32,094	$—
Additions during period:
Loan fundings	329,155	219,274	32,451
Amortization of deferred fees and expenses	2,403	524	—
Deductions during period:
Collections of principal	(74,478)	—	—
Net fees capitalized into carrying value of loans	$(1,951)	(2,319)	(357)
Balance at December 31,	504,702	$249,573	$32,094