Form 10-Q
period 2020-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2020-05-13
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 10, 2020, the Registrant had the following shares outstanding: 10,151,787 shares of Class P common stock, 397,251 shares of Class T common stock, 378,302 shares of Class I common stock, 653,566 shares of Class A common stock, 50,081 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and cash equivalents	$27,642	$37,210
Restricted cash	19,033	429
Real estate securities at fair value	117,814	157,869
Commercial mortgage loans at cost, net of allowance for loan loss of $4,500 and $0, respectively	551,336	504,702
Deferred debt finance costs	2,089	1,133
Accrued interest receivable	1,880	1,822
Prepaid expenses and other assets	141	154
Total assets	$719,935	$703,319
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	$103,307	$107,489
Repurchase agreements—commercial mortgage loans	375,447	335,805
Loan fees payable	485	55
Due to related parties	1,914	698
Interest payable	514	652
Distributions payable	—	1,699
Accrued expenses	1,417	755
Total liabilities	483,084	447,153
Stockholders’ Equity:
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 10,151,787 and 10,182,305 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	10	10
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 653,566 and 272,006 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	—
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 397,251 and 121,718 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 50,081 and 41,538 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 378,302 and 100,743 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital (net of offering costs of $24,283 and $22,718 at March 31, 2020 and December 31, 2019, respectively)	288,030	265,963
Accumulated deficit	(51,190)	(9,807)
Total stockholders’ equity	236,851	256,166
Total liabilities and stockholders’ equity	$719,935	$703,319

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three-months ended March 31,
	2020	2019
Interest income:
Interest income	$10,356	$6,591
Less: Interest expense	(3,962)	(2,755)
Net interest income	6,394	3,836
Operating expenses:
Advisory fee	844	1,531
Debt finance costs	254	195
Directors compensation	24	21
Professional service fees	218	150
Other expenses	225	84
Total operating expenses	1,565	1,981
Other (loss) income:
Provision for loan losses	(4,500)	—
Unrealized (loss) gain in value of real estate securities	(38,187)	1,808
Realized loss on the sale of real estate securities	—	(43)
Total other (loss) income	(42,687)	1,765
Net (loss) income	$(37,858)	$3,620
Net (loss) income per share basic and diluted	$(3.34)	$0.54
Weighted average number of shares
Basic	11,349,448	6,676,846
Diluted	11,349,581	6,677,279

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three-months ended March 31, 2020	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	$10	$—	$—	$—	$—	$—	$265,963	$(9,807)	$256,166
Proceeds from issuance of common stock	—	1	—	—	—	—	24,260	—	24,261
Offering costs	—	—	—	—	—	—	(1,565)	—	(1,565)
Net loss	—	—	—	—	—	—	—	(37,858)	(37,858)
Distributions declared	—	—	—	—	—	—	—	(3,525)	(3,525)
Distribution reinvestment	—	—	—	—	—	—	127	—	127
Redemptions	—	—	—	—	—	—	(763)	—	(763)
Equity-based compensation	—	—	—	—	—	—	8	—	8
Balance as of March 31, 2020	$10	$1	$—	$—	$—	$—	$288,030	$(51,190)	$236,851

For the three-months ended March 31, 2019	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	$6	$—	$—	$—	$—	$—	$148,650	$(6,384)	$142,272
Proceeds from issuance of common stock	2	—	—	—	—	—	42,678	—	42,680
Offering costs	—	—	—	—	—	—	(3,024)	—	(3,024)
Net income	—	—	—	—	—	—	—	3,620	3,620
Distributions declared	—	—	—	—	—	—	—	(3,170)	(3,170)
Equity-based compensation	—	—	—	—	—	—	5	—	5
Balance as of March 31, 2019	$8	$—	$—	$—	$—	$—	$188,309	$(5,934)	$182,383

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the three-months ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(37,858)	$3,620
Adjustments to reconcile net income to cash provided by operations:
Net realized loss on real estate securities	—	43
Net unrealized loss (gain) on real estate securities	38,187	(1,808)
Provision for loan losses	4,500	—
Amortization of equity-based compensation	8	5
Amortization of debt finance costs to operating expense	254	195
Amortization of debt finance costs to interest expense	19	22
Amortization of bond discount	(221)	(177)
Amortization of origination fees	(360)	(268)
Amortization of deferred exit fees	(231)	(131)
Changes in assets and liabilities:
Accrued interest receivable	(58)	(159)
Accrued expenses	(381)	(91)
Loan fees payable	430	50
Accrued interest payable	(138)	17
Due to related parties	784	350
Prepaid expenses and other assets	47	(7)
Net cash provided by operating activities	4,982	1,661
Cash flows from investing activities:
Origination of commercial loans	(50,543)	(72,868)
Origination fees received on commercial loans	—	618
Purchase of real estate securities	—	(14,884)
Real estate securities sold	—	9,211
Real estate securities principal pay-down	2,054	710
Net cash used in investing activities	(48,489)	(77,213)
Cash flows from financing activities:
Proceeds from issuance of common stock	24,261	42,680
Redemptions of common stock	(763)	—
Payment of offering costs	(1,132)	(3,024)
Proceeds from repurchase agreements	402,767	269,791
Principal repayments of repurchase agreements	(367,307)	(229,099)
Debt finance costs	(185)	(381)
Distributions paid	(5,098)	(2,922)
Net cash provided by financing activities	52,543	77,045
Net change in cash, cash equivalents and restricted cash	9,036	1,493
Cash, cash equivalents and restricted cash at beginning of period	37,639	28,497
Cash, cash equivalents and restricted cash at end of period	$46,675	$29,990
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$—	$(422)
Interest paid	$4,100	$2,739
Distributions payable	$—	$1,189
Receivable for real estate securities paydown	$(34)	$—
Accrued stockholder servicing fee due to related party	$433	$—
Distribution reinvestment	$127	$—

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

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors (the “Board”). The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an amended and restated advisory agreement dated April 29, 2019 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”), which supersedes and replaces the advisory agreement dated October 25, 2016 (the “Prior Advisory Agreement”).

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

On April 29, 2019, the Company filed articles of amendment with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) (i) to modify the number of shares of capital stock the Company has authority to issue under its charter from 500,000,000 to 3,050,000,000, consisting of 3,000,000,000 Class P Shares and 50,000,000 shares of preferred stock, and (ii) to modify the aggregate par value of all authorized shares of stock from $500 to $3,050.

On April 29, 2019, the Company also filed articles supplementary with SDAT to reclassify and designate: (i) 500,000,000 authorized but unissued Class P Shares as Class A common shares; (ii) 500,000,000 authorized but unissued Class P Shares as Class D common shares; (iii) 500,000,000 authorized but unissued Class P Shares as Class I common shares; (iv) 500,000,000 authorized but unissued Class P Shares as Class S common shares; and (v) 500,000,000 authorized but unissued Class P Shares as Class T common shares.

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

On March 24, 2020, the Board unanimously approved the suspension of (i) the sale of shares in the IPO, effective immediately, (ii) the operation of the share repurchase program (the “SRP”), effective immediately, (iii) the payment of distributions to the Company’s stockholders, effective immediately, and (iv) the operation of the distribution reinvestment plan (the “DRP”), effective as of April 6, 2020. The IPO, the SRP, the payment of distributions and the DRP will each remain suspended until such time as the Board approves their resumption.

In determining to suspend the IPO, the SRP, the payment of distributions and the DRP, the Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions. While it is extremely difficult to predict when market conditions will enable an accurate calculation of the Company’s NAV, the Board believes that this is a temporary market disruption. The Company will continue to closely monitor this situation in order to determine an appropriate time to resume the IPO, the SRP, the payment of distributions and the DRP.  Please refer to “Note 13 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on the business after March 31, 2020 and discussion of risk factors related to the COVID-19 pandemic, respectively.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), as filed with the SEC on March 11, 2020, under the heading Note 2 – Summary of Significant Accounting Policies. There have been no changes to the Company’s significant accounting policies for the three-months ended March 31, 2020.

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

Restricted cash represents cash the Company is required to hold in a segregated account.  As of March 31, 2020 and December 31, 2019, the restricted cash was held as additional collateral on real estate securities repurchase agreements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$27,642	$37,210
Restricted cash	19,033	429
Total cash, cash equivalents, and restricted cash	$46,675	$37,639

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

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of March 31, 2020 and December 31, 2019:

March 31, 2020

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for loan losses(1)	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	32	$530,445	$(1,109)	$(3,000)	$526,336	5.5%	1.9
Credit loans	4	26,500	—	(1,500)	25,000	9.7%	7.2
Total and average	36	$556,945	$(1,109)	$(4,500)	$551,336	5.7%	2.1

December 31, 2019

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for loan losses	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	29	$489,902	$(1,700)	$—	$488,202	5.6%	2.0
Credit loans	3	16,500	—	—	16,500	9.5%	5.9
Total and average	32	$506,402	$(1,700)	$—	$504,702	5.7%	2.2
____________
(1)	Includes a reserve on one first mortgage loan and one credit loan at March 31, 2020. There is no general reserve for loan losses.

Allowance for loan losses

The following table presents the activity in the Company’s allowance for loan losses:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning of period	$—	$—
Provision for loan losses	4,500	—
Charge-offs	—	—
Ending allowance for loan losses	$4,500	$—

In accordance with the Company’s allowance for loan loss policy, during the three month period ended March 31, 2020, we recorded impairment charges of $3,000 on one first mortgage loan secured by a hotel property in Illinois and $1,500 on a credit loan secured by a hotel property located in Florida.  The impairment charges were based on the estimated fair value of the underlying collateral.  As of March 31, 2020, our recorded investment in the loans were $21,500 ($24,500, net of a $3,000 allowance for loan loss) and $1,500 ($3,000, net of a $1,500 allowance for loan loss), respectively.  For the three months ended March 31, 2020, interest income for the impaired loans was $546. The two impaired loans were current on monthly payments, however, the economic impact of the COVID-19 pandemic on the hospitality industry was the key factor in the determination that the loans were impaired.  For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

As of March 31, 2020, 28 loans had a risk rating of 2, five had a risk rating of 3, one had a risk rating of 4 and two had a risk rating of 5. As of December 31, 2019, 30 loans had a risk rating of 2 and two had a risk rating of 3.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations.

The tables below show the Company’s real estate securities as of March 31, 2020 and December 31, 2019:

March 31, 2020

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
3	AAA	Hospitality, Office	1.5%	0.8	$17,126	$17,117	$—	$(1,399)	$15,718
1	AA-	Hospitality	1.7%	0.1	2,000	2,000	—	(263)	1,737
9	BB-	Retail, Hospitality, Mixed Use, Office	3.4%	1.1	71,951	71,945	—	(17,132)	54,813
1	BBB-	Multifamily	2.4%	1.3	10,000	10,000	—	(1,931)	8,069
3	Unrated	Hospitality	5.9%	0.4	55,275	55,150	—	(17,673)	37,477
17			4.0%	0.9	$156,352	$156,212	$—	$(38,398)	$117,814

December 31, 2019

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
3	AAA	Hospitality, Office	2.6%	0.5	$19,113	$19,081	$—	$(43)	$19,038
1	AA-	Hospitality	2.8%	0.4	2,000	1,999	—	(11)	1,988
9	BB-	Retail, Hospitality, Mixed Use, Office	4.4%	1.3	72,052	72,033	104	(81)	72,056
1	BBB-	Multifamily	3.4%	1.5	10,000	10,000	—	—	10,000
3	Unrated	Hospitality	7.0%	0.7	55,275	54,967	—	(180)	54,787
17			5.0%	1.0	$158,440	$158,080	$104	$(315)	$157,869

At March 31, 2020, the Company held 17 CMBS with a total carrying value of $117,814 and a total net unrealized loss of $38,398. At December 31, 2019, the Company held 17 CMBS with a total carrying value of $157,869 and a total net unrealized loss of $211. The increase in the unrealized loss was primarily attributed to the significant economic impact of the COVID-19 pandemic on the economy. In particular, CMBS secured by hospitality properties were severely impacted due to concerns over a decline in hotel stays throughout the country. The Company did not have any realized gains or losses during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company sold real estate securities for $9,211 that resulted in realized losses of $43.

As of March 31, 2020, four of the CMBS had an internal risk rating of 2 and 13 of the CMBS had an internal risk rating of 3. As of December 31, 2019, each CMBS had an internal risk rating of 2.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates.  The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. In March 2020, the Company temporarily increased the maximum advance amount to $300,000, with this increase as amended set to expire on June 30, 2020. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in March 2020 to February 2021. Advances under the CF Repo Facility accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.0%. The CF Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of March 31, 2020 and December 31, 2019.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants.  The Company was in compliance with all financial covenant requirements as of March 31, 2020 and December 31, 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Repo Facilities as of March 31, 2020 and December 31, 2019:

March 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$300,000	$236,632	$248	$327,010	2.70%	318
JPM Repo Facility	150,000	138,895	140	194,115	2.60%	401
	$450,000	$375,527	$388	$521,125	2.67%	349

December 31, 2019					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$224,590	$327	$304,708	3.74%	318
JPM Repo Facility	150,000	111,295	157	153,194	3.63%	492
	$400,000	$335,885	$484	$457,902	3.70%	376

(1)	Excludes $80 of unamortized debt issuance costs at both March 31, 2020 and December 31, 2019.

Real Estate Securities

The Company entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of March 31, 2020	$103,307	$126	$160,664	3.20%	25
As of December 31, 2019	$107,489	$168	$149,164	3.14%	11

The total amount outstanding as of March 31, 2020 and December 31, 2019 was with JP Morgan Securities LLC. The master repurchase agreements are subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of March 31, 2020 and December 31, 2019.

Note 6 – Stockholders’ Equity

The following tables detail the change in the Company’s outstanding shares of all classes of common stock, including restricted common stock:

	Common Stock
Three-months ended March 31, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,182,305	272,006	121,718	—	41,538	100,743
Issuance of shares	—	379,250	274,570	—	8,066	276,250
Distribution reinvestment	—	2,310	963	—	477	1,309
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(30,518)	—	—	—	—	—
Ending balance	10,151,787	653,566	397,251	—	50,081	378,302

	Common Stock
Three-months ended March 31, 2019	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	5,940,744	—	—	—	—	—
Issuance of shares	1,583,864	—	—	—	—	—
Issuance of restricted shares	400	—	—	—	—	—
Redemptions	—	—	—	—	—	—
Ending balance	7,525,008	—	—	—	—	—

Distributions

From January 1, 2019 to July 31, 2019, the Company paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. Distributions declared on or after August 1, 2019 on Class P Shares are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.92 per share. Distributions on shares of Class A, Class T, Class D and Class I common stock are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.62 per share. The table below presents the aggregate distributions declared for each applicable class of common stock during the three-months ended March 31, 2020. The table excludes from dividend declaration any month when there were no outstanding shares for a class of stock.

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.3200	$0.2700	$0.2700	$—	$0.2700	$0.2700
Stockholder servicing fee per share	N/A	N/A	0.0349	—	0.0103	N/A
Net distributions declared per share	$0.3200	$0.2700	$0.2351	$—	$0.2597	$0.2700

As of December 31, 2019, distributions declared but not yet paid amounted to $1,699. No distributions were declared beginning in March 2020, as discussed below. During the three-months ended March 31, 2019, the Company had no shares of Class A, Class T, Class S, Class D or Class I common stock outstanding.

On March 24, 2020, the Board unanimously approved the suspension of the payment of distributions to the Company’s stockholders, effective immediately. The payment of distributions will remain suspended until such time as the Board approves its resumption.

In determining to suspend the payment of distributions, the Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions. While it is extremely difficult to predict when market conditions will enable an accurate calculation of the Company’s NAV, the Board believes that this is a temporary market disruption. The Company will continue to closely monitor this situation in order to determine an appropriate time to resume the payment of distributions.  Please refer to “Note 13 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on the business after March 31, 2020 and discussion of risk factors related to the COVID-19 pandemic, respectively.

Note 7 – Net (Loss) Income Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by the common shares plus common share equivalents.  The Company’s common share equivalents are unvested restricted shares.  For the three months ended March 31, 2020 and 2019, 133 and 433 additional shares related to restricted shares were included in the computations of diluted earnings per share, respectively, because the effect of those common share equivalents were dilutive. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 17 antidilutive restricted shares for the three months ended March 31, 2020. There were no antidilutive restricted shares for the three months ended March 31, 2019. For further information about the Company’s restricted shares, see “Note 11 – Equity Based Compensation.”

The following table is a summary of the basic and diluted net (loss) income per share computation for the three months ended March 31, 2020  and 2019:

	Three-months ended March 31,
	2020	2019
Net (loss) income	$(37,858)	$3,620
Weighted average shares outstanding, basic	11,349,448	6,676,846
Weighted average shares outstanding, diluted	11,349,581	6,677,279
Net (loss) income per share, basic and diluted	$(3.34)	$0.54

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions.  As of March 31, 2020 and December 31, 2019, the Company had 24 and 22 of such loans, respectively, with a total remaining future funding commitment of $65,527 and $54,620, respectively. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the three months ended March 31, 2020 and 2019.

Note 10 – Transactions with Related Parties

As of March 31, 2020, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was equal to $25.00 (the “Transaction Price”), with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P Shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of March 31, 2020, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 Class P Shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P Shares were purchased (November 2021); and (ii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2020 and 2019 and the amount due to related parties at March 31, 2020 and December 31, 2019:

	Three-months ended March 31,		Payable as of March 31,	Payable as of December 31,
	2020	2019	2020	2019
Organization and offering expense reimbursement(1)	$60	$112	$9	$17
Selling commissions and dealer manager fee(2)	758	2,485	—	—
Advisory fee(3)	844	1,531	558	—
Loan fees(4)	794	—	641	408
Accrued stockholder servicing fee(5)	446	—	706	273
Operating expense reimbursement to advisor (6)	—	2	—	—
Total	$2,902	$4,130	$1,914	$698

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

(2)

The Dealer Manager received selling commissions up to 5%, and a dealer manager fee up to 3%, of the transaction price for each Class P Share sold in the Private Offering, the majority of which was paid to third-party broker-dealers. For the IPO, the Dealer Manager is entitled to receive (a) upfront selling commissions of up to 6.0%, and upfront dealer manager fees of up to 1.25%, of the transaction price of each Class A share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 7.25% of the transaction price; (b) upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price; and (c) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class D shares, Class I shares or shares of any class sold pursuant to the DRP.

(3)

Under the Prior Advisory Agreement, the Company paid the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee was paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee was calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor received 20% of the excess total return allocable to the Class P Shares; provided that in no event did the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. On April 29, 2019, the Company, the Advisor and the Operating Partnership entered into the Advisory Agreement, which supersedes and replaces the Prior Advisory Agreement. Pursuant to the Advisory Agreement, (1) the fixed component of the advisory fee is paid in an amount equal to (i) prior to the NAV Pricing Date, 1/4th of 1.5% per annum of the gross value of the Company’s assets, paid quarterly in arrears, and (ii) following the NAV Pricing Date, 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment shall not exceed 1/12th of 2.5% of the Company’s NAV; and (2) the performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. For the three months ended March 31, 2020, the Advisor waived $874 of the fixed component of the advisory fees. None of the fixed component of the advisory fees was waived during the three months ended March 31, 2019.

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

Note 11 – Equity-Based Compensation

On December 2, 2019, the Company granted each of its three independent directors 399 restricted Class I shares for a total of 1,197 Class I shares with a grant date fair value of $25.07 per share and a total value of $30. The restricted Class I Shares vest in equal one-third increments on December 2, 2020, 2021 and 2022. On January 7, 2019, the Company granted 400 restricted Class P Shares to each of its three independent directors for a total of 1,200 Class P Shares with a grant date fair value of $25.00 per share and a total value of $30.  These restricted Class P Shares vest in equal one-third increments on January 7, 2020, 2021 and 2022.  On March 1, 2018, the Company granted 400 restricted Class P Shares to each of its three independent directors for a total of 1,200 Class P Shares with a grant date fair value of $25.00 per share and a total value of $30.  These restricted Class P Shares vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $5, in the aggregate, for the three-months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had $53 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.79 years. The total fair value at the vesting date for restricted shares that vested during the three-months ended March 31, 2020 and 2019 was $20 and $10, respectively.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	3,197	$25.02
Granted	—	—
Vested	(800)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at March 31, 2020	2,397	$25.03

Note 12 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments measured on a recurring basis and carried at fair value in the consolidated balance sheets by their level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies included in the Annual Report) as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$117,814	—	$117,814	—	$157,869	—	$157,869	—

The Company did not transfer any assets within fair value levels during the three-months ended March 31, 2020.

The following table presents the Company’s financial instruments measured on a non-recurring basis and carried at fair value in the consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Collateral dependent impaired loans:
Impaired first mortgage loan	$21,500	—	—	$21,500	$—	—	—	$—
Impaired credit loan	$1,500	—	—	$1,500	$—	—	—	$—

For collateral dependent impaired loans, these loans are recorded at the estimated fair value of collateral less the estimated cost to sell. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external “as is” appraisals for loan collateral, generally when third party participations exist.

The following table presents the valuation methods and significant unobservable inputs used to value Level 3 assets measured at fair value on a nonrecurring basis:

Asset	Valuation Method	Unobservable inputs	Range of Quantitative Values
Impaired first mortgage loan	Market approach	Indicative Market Value	$25,650
Impaired first mortgage loan	Market approach	Costs to Foreclose and Sell	$4,150
Impaired credit loan	Market approach	Market Price of Single Asset Hotel Mezzanine CMBS	50% of Par

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value.  The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$27,642	$27,642	$37,210	$37,210
Restricted cash	19,033	19,033	429	429
Commercial mortgage loans, net	551,336	556,815	504,702	511,734
Total	$598,011	$603,490	$542,341	$549,373
Financial liabilities
Repurchase agreements - real estate securities	$103,307	$103,307	$107,489	$107,489
Repurchase agreements - commercial mortgage loans	375,447	375,447	335,805	335,805
Total	$478,754	$478,754	$443,294	$443,294

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents and restricted cash was based on the bank balance and was a Level 1 fair value measurement.
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

Note 13 – Subsequent Events

The Company has evaluated subsequent events through May 13, 2020, the date the financial statements were issued. The following are updates on the Company’s portfolio since March 31, 2020 with respect to the ongoing COVID-19 pandemic.

Sales of CMBS

From March 31, 2020 through April 30, 2020, the Company has sold six CMBS positions with a total par value of $63,291 and realized losses of approximately $19,288 of which $17,158 was previously classified as an unrealized loss as of March 31, 2020.

Cash and Cash Equivalents, and Restricted Cash

As of April 30, 2020, the Company’s cash and cash equivalents, and restricted cash balances were $34,514 and $9,903, respectively.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), as filed with the Securities and Exchange Commission on  March 11, 2020, and the factors described below:

•

Market disruptions caused by the economic effects of our uncertainties surrounding the future effects of the COVID-19 pandemic or otherwise may adversely impact many aspects of our operating results and operating condition;

•

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds from sales of our common stock, which will reduce the amount of cash we ultimately have to invest in assets;

•

There is no current public trading market for our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares and even if our stockholders are able to sell their shares by our share repurchase program (the “SRP”), or otherwise, they may not be able to recover the amount of their investment in our shares;

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Inland InPoint Advisor, LLC (our “Advisor”) and SPCRE InPoint Advisors, LLC (our “Sub-Advisor”) may face conflicts of interest in allocating personnel and resources between their affiliates;
•	We do not have arm’s-length agreements with our Advisor, our Sub-Advisor or any affiliates of our Advisor or Sub-Advisor;
•	If we fail to continue to qualify as a real estate investment trust (“REIT”), our operations and distributions to stockholders will be adversely affected; and
•

The COVID-19 pandemic has had a significant and adverse effect on the economy and our investments backed by hospitality and retail properties, and its future impacts are uncertain and hard to measure but may cause a material adverse effect on our business.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relate to the three-months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q. Unless otherwise stated, all dollar amounts are stated in thousands, except share data.

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

On May 3, 2019, we commenced an initial public offering of up to $2,350,000 in shares of our Class A, Class T, Class S, Class D and Class I common stock (the “IPO”) pursuant to our Registration Statement on Form S-11 (File No. 333-230465). Prior to July 17, 2019 (the “NAV Pricing Date”), the purchase price for each class of our common stock in our primary offering was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees, and the per share purchase price for shares of our common stock in our distribution reinvestment plan (the “DRP”) was $25.00. Following the NAV Pricing Date, the purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as our exclusive dealer manager for the IPO on a best efforts basis. As of May 10, 2020, we had received and accepted investors’ subscriptions for and issued 653,566 Class A shares, 397,251 Class T shares, 50,081 Class D shares and 377,105 of Class I shares of common stock, respectively, in the IPO, resulting in gross proceeds of $38,326. As of May 10, 2020, $2.31 billion of our shares of common stock remained to be sold in the IPO.

On March 24, 2020, our board of directors (the “Board”) unanimously approved the suspension of (i) the sale of shares in our IPO, effective immediately, (ii) the operation of the SRP, effective immediately, (iii) the payment of distributions to our stockholders, effective immediately, and (iv) the operation of the DRP, effective as of April 6, 2020. Our IPO, the SRP, the payment of distributions and the DRP will each remain suspended until such time as our Board approves their resumption.

In determining to suspend our IPO, the SRP, the payment of distributions and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. While it is extremely difficult to predict when market conditions will enable an accurate calculation of our NAV, our Board believes that this is a temporary market disruption. We will continue to closely monitor this situation in order to determine an appropriate time to resume our IPO, the SRP, the payment of distributions and the DRP.  Please refer to “Note 13 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on our business after March 31, 2020 and discussion of risk factors related to the COVID-19 pandemic, respectively.

Recent Developments

We continue to evaluate the economic impact from the COVID-19 pandemic and the resulting temporary closures of non-essential businesses.  Since March 31, 2020 and through the filing of this Quarterly Report on Form 10-Q on May 13, 2020, we have not closed any new investments, and we are focused on properly managing existing investments and executing on loan commitments. With regard to portfolio management, we are partnering with our borrowers to address the impacts of COVID-19 on their respective businesses. To the extent that certain borrowers are experiencing significant financial dislocation, for a limited period of time we may consider the use of interest and other reserves or replenishment obligations of the borrower or guarantors to meet current interest payment obligations.

First Mortgage Loans and Warehouse Financing.

As of March 31, 2020, our first mortgage loan portfolio, which was comprised of 32 loans with a current principal balance of $530.4 million, was diversified across property types, which may be advantageous in times of disruption. Our portfolio was comprised of approximately 11% retail and hospitality properties, which were immediately impacted by the necessary temporary closure of non-essential businesses and stay-at-home orders. The remaining 89% of our portfolio is made up currently of more stable asset classes, such as multifamily, office and industrial which appear to be less subject to performance risk from the pandemic. We have closely monitored the loans in our portfolio and have communicated with borrowers to ascertain their ability to collect rent from tenants and, therefore, the potential to fulfill their loan obligations.

In April 2020, all borrowers made their monthly debt service payments in accordance with the current terms of their respective loans. In May 2020, all borrowers, except for one, made their monthly debt service payments in accordance with the current terms of their respective loans. A loan loss reserve has been established for the first mortgage loan in default. See “Note 3 – Commercial Mortgage Loans Held for Investment” in the notes to our consolidated financial statements above. We sent a default notice and intend to pursue all rights and remedies in the event the borrower in default does not meet its obligations under the loan. As of April 30, 2020, $533.4 of our first mortgage loan portfolio is pledged as collateral for approximately $376 million of borrowings on our two warehouse lines of credit.

CMBS and Master Repurchase Facilities.

As of March 31, 2020, we held CMBS with a par value of $156.4 million and a fair value of $117.8 million. Our borrowings on master repurchase agreements were $103.3 million.  From March 31, 2020 through April 30, 2020, we sold six CMBS with a total par value of $63.3 million and realized losses of approximately $19.3 million.  We used the proceeds to pay down $33.3 million on our master repurchase agreements.  As of April 30, 2020, we held CMBS with a par value of $93 million and had outstanding repurchase agreement balances of $57.8 million. As part of our financing relationships, we were required to meet certain financial covenants and, at times, have been required to post additional cash or securities as margin to secure our borrowing positions.  We were in compliance with our debt covenants and have posted any required margin as may have been required through May 13, 2020, the date we filed this Quarterly Report on Form 10-Q.

Cash and Unencumbered Assets.

As of March 31, 2020 we held cash of $27.6 million and $35.8 million of unencumbered assets that are free and clear of any lender claims.  As of April 30, 2020, we held cash of $34.5 million and $26.5 million of unencumbered assets.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2020, under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to our significant accounting policies for the three-months ended March 31, 2020.

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

The charts below summarize our portfolio as a percentage of par value by type of rate, loan type, collateral type and geographical region as of March 31, 2020 and December 31, 2019:

Floating Vs. Fixed Rate:

March 31, 2020	December 31, 2019

Investments by Loan Type:

March 31, 2020	December 31, 2019

Investments by Property Type:

March 31, 2020	December 31, 2019

Investments by Region:

March 31, 2020	December 31, 2019

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our portfolio as of March 31, 2020 compared to December 31, 2019 were primarily due to the new loans originated during the period.  Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant.  We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of March 31, 2020	As of December 31, 2019

Principal balance of first mortgage loans	$530,445	$489,902
Number of first mortgage loans	32	29
Principal balance of credit loans	$26,500	$16,500
Number of credit loans	4	3
Total balance of loans	$556,945	$506,402
Total number of loans	36	32
All-in yield(1)	5.7%	5.7%
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is due to investing capital received from the IPO and from increased leverage as we executed on our business strategy. The change in the all-in yield was not significant.

The table below presents information for each of our commercial mortgage loans as of March 31, 2020:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,128	L+4.50%	5.7%	12/9/20	12/9/22	VA	Office	55%	2
3	3/22/18	First mortgage	12,121	L+3.75%	5.1%	4/9/21	4/9/23	CO	Retail	74%	3
4	5/4/18	First mortgage	31,000	L+4.00%	5.5%	5/9/21	5/9/23	PA	Industrial	64%	2
5	5/17/18	First mortgage	6,962	L+4.50%	6.2%	6/9/21	6/9/23	NC	Multifamily	54%	3
6	8/21/18	First mortgage	16,584	L+3.65%	5.5%	9/9/21	9/9/23	AZ	Multifamily	80%	2
7	9/7/18	First mortgage	24,142	L+3.75%	5.6%	9/9/21	9/9/23	TX	Office	73%	2
8	9/19/18	First mortgage	8,531	L+3.70%	5.7%	10/9/21	10/9/23	TX	Multifamily	69%	2
9	10/12/18	First mortgage	19,445	L+4.00%	6.0%	10/9/20	10/9/23	TX	Multifamily	76%	2
10	10/30/18	First mortgage	6,826	L+3.85%	5.7%	11/9/21	11/9/23	TX	Multifamily	76%	2
11	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/21	12/9/23	CA	Multifamily	64%	3
12	11/20/18	First mortgage	27,007	L+3.30%	5.4%	12/9/20	12/9/23	FL	Multifamily	78%	2
13	12/13/18	First mortgage	24,500	L+5.30%	7.2%	12/9/20	12/9/21	IL	Hospitality	72%	5
14	12/20/18	First mortgage	16,150	L+4.20%	6.2%	1/9/22	1/9/24	AL	Hospitality	64%	4
15	1/24/19	First mortgage	14,437	L+3.40%	5.7%	2/9/22	2/9/24	NV	Multifamily	76%	2
16	1/25/19	First mortgage	10,789	L+3.45%	5.4%	2/9/22	2/9/24	IL	Multifamily	78%	2
17	4/11/19	First mortgage	15,760	L+3.30%	5.7%	4/9/22	4/9/24	CA	Industrial	79%	2
18	4/25/19	First mortgage	7,030	L+4.00%	6.4%	5/9/21	5/9/24	TX	Multifamily	58%	2
19	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/22	6/9/24	TX	Multifamily	68%	3
20	5/31/19	First mortgage	12,509	L+3.25%	5.6%	6/9/22	6/9/24	CA	Multifamily	70%	3
21	6/18/19	First mortgage	41,050	L+2.75%	4.7%	7/9/22	7/9/24	TX	Office	72%	2
22	6/18/19	First mortgage	6,350	L+3.60%	5.7%	7/9/22	7/9/24	CA	Mixed Use	54%	2
23	7/24/19	First mortgage	14,000	L+3.95%	5.9%	8/9/21	8/9/22	CA	Office	77%	2
24	8/15/19	First mortgage	7,374	L+4.20%	6.6%	9/9/22	9/9/24	TN	Office	45%	2
25	9/27/19	First mortgage	14,900	L+3.10%	4.6%	10/9/23	10/9/24	CA	Office	75%	2
26	9/30/19	First mortgage	30,000	L+3.30%	5.0%	10/9/22	10/9/24	TX	Multifamily	77%	2
27	10/4/19	First mortgage	20,400	L+2.90%	4.6%	10/9/22	10/9/24	NC	Office	61%	2
28	10/30/19	First mortgage	13,445	L+3.00%	4.9%	11/9/22	11/9/24	CA	Multifamily	80%	2
29	11/22/19	First mortgage	32,000	L+3.00%	4.9%	12/9/23	12/9/24	AZ	Multifamily	80%	2
30	2/6/20	First mortgage	19,835	L+3.30%	4.9%	2/9/23	2/9/25	NJ	Office	69%	2
31	2/20/20	First mortgage	8,000	L+3.85%	5.4%	3/9/23	3/9/25	CA	Retail	57%	2
32	2/28/20	First mortgage	9,320	L+3.50%	5.0%	3/9/23	3/9/25	FL	Retail	78%	2
33	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	2
34	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	4/1/23	FL	Hospitality	68%	5
35	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	10/6/24	NV	Office	75%	2
36	2/14/20	Credit	10,000	10.00%	10.0%	3/6/30	3/6/30	TX	Office	77%	2
			$556,945		5.7%					71%	2

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of March 31, 2020. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor.  The weighted average LIBOR floor for these loans is 1.90%.

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

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

	As of March 31, 2020	As of December 31, 2019
Outstanding balance (fair market value)	$117,814	$157,869
Number of real estate securities	17	17
Weighted average interest rate (1)	4.0%	5.0%
Average years to maturity	0.9	1.0
Weighted average yield (2)	5.3%	6.2%
Portfolio ratings % of total outstanding:
AAA	11%	12%
AA-	1%	1%
BB-	46%	46%
BBB-	7%	6%
Unrated	35%	35%

(1)	The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.
(2)	The weighted average yield is calculated as interest income divided by the average carrying value.

The decrease in the size of our portfolio is due to a drop in fair value of the securities.  The change in weighted average interest rate and weighted average yield dropped due to a decrease in LIBOR.  The average years to maturity decreased due to the passage of time.

Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS.  Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. As of March 31, 2020, four of the CMBS had an internal risk rating of 2 and 13 had an internal risk rating of 3. As of December 31, 2019, each CMBS had an internal risk rating of 2. See “Note 4 – Real Estate Securities” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

We entered into master repurchase agreements to fund our investment portfolio.  As of March 31, 2020 and December 31, 2019, we had total borrowings of $478,754 (which is net of $80 of unamortized debt issuance costs) and $443,294 (which is net of $80 of unamortized debt issuance costs), respectively.  During the three-months ended March 31, 2020 and the year ended December 31, 2019, we had weighted average borrowings of $462,909 and $329,037 and weighted average borrowing costs of 3.4% and 4.2%, respectively.  The increase in borrowings combined with the proceeds from the Private Offering and the IPO (collectively, the “Offerings”) were used to fund the growth in our investment portfolio. The decrease in the weighted average borrowing costs was primarily due to the change in LIBOR during the period.

Results of Operations

Comparison of the Three-Months Ended March 31, 2020 to the Three-Months Ended March 31, 2019

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Months Ended March 31,
	2020			2019
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$157,195	$2,125	5.3%	$95,942	$1,553	6.5%
Commercial mortgage loans	533,000	8,080	6.0%	278,112	4,940	7.1%
Total/Weighted Average	$690,195	$10,205	5.8%	$374,054	$6,493	6.9%
Interest-bearing liabilities:
Repurchase agreements—securities	$109,212	$833	3.0%	$67,179	$642	3.8%
Repurchase agreements—commercial mortgage loans	353,697	3,129	3.5%	176,519	2,113	4.8%
Total/Weighted Average	$462,909	$3,962	3.4%	$243,698	$2,755	4.5%
Net interest income/spread		$6,243	2.4%		$3,738	2.4%
Average leverage %(5)	203.7%			186.9%
Weighted average levered yield(6)			10.9%			11.5%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $151 and $98 for the three-months ended March 31, 2020 and 2019, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offerings and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Offerings and the changes in interest rates tied to LIBOR. For the three-months ended March 31, 2020, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 6.5%.

Operating Expenses

Operating expenses for the three-months ended March 31, 2020 and 2019 consisted of the following:

	Three-Months Ended March 31,
	2020	2019
Advisory fee	$844	$1,531
Debt finance costs	254	195
Directors compensation	24	21
Professional service fees	218	150
Other expenses	225	84
Total operating expenses	$1,565	$1,981

Total operating expenses for the three-months ended March 31, 2020 and 2019 were $1,565 and $1,981, respectively. The decrease in the advisory fee during the three-months ended March 31, 2020, compared to the three-months ended March 31, 2019 was due to a waiver of $874 of the advisory fees incurred during 2020. We, through our wholly owned subsidiary, have entered into master repurchase agreements and incurred costs which are deferred over the loan term. Debt finance costs increased due to extension fees paid for the CF Repo Facility (defined below) and the addition of the JPM Repo Facility (defined below) in Q2 2019 and the associated amortization of debt finance costs for both in 2020 compared to 2019. The increase in other expenses was due to higher mortgage servicing fees due to additional loans added to the portfolio. For the three-months ended March 31, 2020 our total operating expenses were 0.2% of our average invested assets.

Other (Loss) Income

For the three-months ended March 31, 2020 and 2019, we had net unrealized (loss) gain in value of real estate securities of ($38,187) and $1,808, respectively.  The CMBS market has experienced significant disruption beginning in March 2020 due to the economic decline related to COVID-19. The value of the CMBS we held was impacted by the overall market decline, with those securities secured by hospitality properties being severely impacted. We also recorded a provision for loan losses of $4,500 in the three months ended March 31, 2020 for impairment on one first mortgage loan and one credit loan. See further discussion in “Note 3 – Commercial Mortgage Loans Held for Investment”.

Net (Loss) Income

For the three-months ended March 31, 2020 and 2019, our net (loss) income was $(37,858) and $3,620, or $(3.34) and $0.54 per share (basic and diluted), respectively. The decrease in net income was primarily due to significant unrealized losses on real estate securities resulting from the COVID-19 pandemic in 2020, partially offset by the increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offerings and borrowings.

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

Our FFO and MFFO are calculated as follows:

	Three-months ended March 31,
	2020	2019
GAAP net income	$(37,858)	$3,620
Funds from operations	$(37,858)	$3,620

Amortization of discount on real estate securities	(221)	(177)
Unrealized loss (gain) on real estate securities	38,187	(1,808)
Provision for loan losses	4,500	—
Amortization of debt financing costs	254	195
Modified funds from operations	$4,862	$1,830

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

On March 24, 2020, our Board unanimously approved the suspension of (i) the sale of shares in our IPO, effective immediately, (ii) the operation of the SRP, effective immediately, (iii) the payment of distributions to our stockholders, effective immediately, and (iv) the operation of the DRP, effective as of April 6, 2020. Our IPO, the SRP, the payment of distributions and the DRP will each remain suspended until such time as our Board approves their resumption. With these suspensions, there is no NAV available as of March 31, 2020. These changes were made to allow us to maintain fiscal responsibility and respond accordingly to the unprecedented economic disruption resulting from the COVID-19 pandemic. As a result, we have also suspended the updating of an estimated NAV per share of common stock.

In determining to suspend our IPO, the SRP, the payment of distributions and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. While it is extremely difficult to predict when market conditions will enable an accurate calculation of our NAV, our Board believes that this is a temporary market disruption. We will continue to closely monitor this situation in order to determine an appropriate time to resume our IPO, the SRP, the payment of distributions and the DRP.  Please refer to “Note 13 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on our business after March 31, 2020 and discussion of risk factors related to the COVID-19 pandemic, respectively.

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

Cash Flow Analysis

	Three-months Ended March 31,		Change
	2020	2019	2020 vs. 2019
Net cash provided by operating activities	$4,982	$1,661	$3,321
Net cash used in investing activities	$(48,489)	$(77,213)	$28,724
Net cash provided by financing activities	$52,543	$77,045	$(24,502)

We held cash, cash equivalents and restricted cash of $46,675 and $37,639 as of March 31, 2020 and December 31, 2019, respectively. Our cash, cash equivalents and restricted cash increased due to normal fluctuations and were primarily related to the net proceeds from the Offerings and from the net proceeds from our repurchase agreements that were not used to purchase investments.

Our operating activities generated net cash of $4,982 and $1,661 for the three-months ended March 31, 2020 and 2019, respectively.  The increase in cash from operating activities was due to the increase in the size of our investment portfolio.

Our investing activities used net cash of $48,489 and $77,213 for the three-months ended March 31, 2020 and 2019, respectively. The primary driver of the change was due to larger originations of mortgage loans in the prior year. There also were purchases of CMBS in the prior year. In the current year, our purchases of CMBS halted beginning in February and March because of the uncertainty created by the impact of the COVID-19 pandemic on the market.

Our financing activities provided net cash of $52,543 and $77,045 for the nine-months ended March 31, 2020 and 2019, respectively. The net cash for the three-months ended March 31, 2020 came from $35,275 in net proceeds from our repurchase agreement financing and $23,129 in net proceeds from the issuance of our common stock.  For the three-months ended March 31, 2019, the net cash came from $40,311 in net proceeds from our repurchase agreement financing and $39,656 in net proceeds from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. In March 2020, we increase the maximum advance amount to $300,000 with this increase as amended set to expire on June 30, 2020. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in March 2020 to February 2021. Advances under the CF Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.0%. The CF Repo Facility is generally subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of March 31, 2020 and December 31, 2019.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants.  We were in compliance with all financial covenant requirements as of March 31, 2020.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Repo Facilities as of March 31, 2020 and December 31, 2019:

March 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$300,000	$236,632	$248	$327,010	2.70%	318
JPM Repo Facility	150,000	138,895	140	194,115	2.60%	401
	$450,000	$375,527	$388	$521,125	2.67%	349

December 31, 2019					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$224,590	$327	$304,708	3.74%	318
JPM Repo Facility	150,000	111,295	157	153,194	3.63%	492
	$400,000	$335,885	$484	$457,902	3.70%	376

(1)	Excludes $80 of unamortized debt issuance costs at both March 31, 2020 and December 31, 2019.

Real Estate Securities

As of March 31, 2020 and December 31, 2019, we had entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of March 31, 2020	$103,307	$126	$160,664	3.20%	25
As of December 31, 2019	$107,489	$168	$149,164	3.14%	11

Distributions

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

During the three-months ended March 31, 2020, we paid a monthly gross distribution of 1/12th of $1.62 per share on our Class A, Class T, Class D and Class I common stock to stockholders of record for the months of January and February 2020. We did not have shares outstanding of Class S common stock. During the three-months ended March 31, 2019, we did not have shares outstanding of Class A, Class T, Class S, Class D or Class I common stock.

	Three-Months Ended March 31,
	2020	2019
Distributions
Paid in cash	$5,098	$2,922
Reinvested in shares	127	—
Total distributions	$5,225	$2,922
Cash flows from operating activities	$4,982	$1,661

(1)	For the three-months ended March 31, 2020 and 2019, 2.3% and 43.1% of distributions were paid from the net combined proceeds of our IPO and Private Offering, respectively.

On March 24, 2020, our Board unanimously approved the suspension of the payment of distributions to our stockholders, effective immediately. The payment of distributions will remain suspended until such time as our Board approves its resumption.

In determining to suspend the payment of distributions and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. While it is extremely difficult to predict when market conditions will enable an accurate calculation of our NAV, our Board believes that this is a temporary market disruption. We will continue to closely monitor this situation in order to determine an appropriate time to resume the payment of distributions and the DRP.  Please refer to “Note 13 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on our business after March 31, 2020 and discussion of risk factors related to the COVID-19 pandemic, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of March 31, 2020 and December 31, 2019 are summarized as follows:

As of March 31, 2020	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$103,307	—	—	—	$103,307
Borrowings under repurchase agreements - commercial mortgage loans (1)	375,527	—	—	—	375,527
Total	$478,834	—	—	—	$478,834

As of December 31, 2019
Borrowings under repurchase agreements - real estate securities	$107,489	—	—	—	$107,489
Borrowings under repurchase agreements - commercial mortgage loans (1)	335,885	—	—	—	335,885
Total	$443,374	—	—	—	$443,374

(1)	Excludes $80 of unamortized debt issuance costs at both March 31, 2020 and December 31, 2019.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions.  As of March 31, 2020 and December 31, 2019, we had 24 and 22 of such loans, respectively, with a total remaining future funding commitment of $65,527 and $54,620, respectively.  The future funding commitments are advanced if the borrower has met certain loan specific requirements.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three-months ended March 31, 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to “Note 13 – Subsequent Events” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our Corporate Information

Our principal executive offices are located at 2901 Butterfield Rd., Oak Brook, Illinois 60523, our telephone number is (800) 826-8228 and our website is www.inland-investments.com/inpoint. From time to time, we may use our website as a distribution channel for material company information. Our website is not incorporated by reference in or otherwise a part of this Quarterly Report on Form 10-Q. We will provide without charge a copy of this Quarterly Report on Form 10-Q upon written request delivered to our principal executive offices. We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three-months ended March 31, 2020 and 2019, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of March 31, 2020, and December 31, 2019, our investment portfolio was 96% and 97% variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our master services agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2020	December 31, 2019
(-) 50 Basis Points	6.08%	11.33%
(-) 25 Basis Points	3.04%	8.23%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(2.98)%	4.60%
(+) 50 Basis Points	(5.65)%	5.74%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three-months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report.

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, has adversely affected the market values of certain of our investments and may have additional adverse effects on our investments, operations, financial results or condition.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to most other countries, including the United States.  The World Health Organization has declared the COVID-19 outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States and the President of the United States has declared a national emergency. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level.  The extent and duration of the adverse impact of the COVID-19 pandemic on the U.S. and world economies are uncertain and could result in a domestic or world-wide economic downturn that may lead to corporate bankruptcies and has already caused a very large increase in unemployment.

As a result of our investments being secured entirely by properties located in the United States, the spread of the COVID-19 pandemic across the country (or otherwise affecting the U.S. economy) has impacted the market value of certain of our investments, primarily those backed by hospitality and retail properties, and could further impact our investments and operating results to the extent that its continued spread reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results. In particular, with respect to our investments secured by hospitality properties, a variety of factors related to the COVID-19 pandemic have caused a steep decline in business and leisure travel, including but not limited to (i) restrictions on travel imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the coronavirus. In addition, with respect to our investments secured by retail properties, individual stores and shopping malls have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. To the extent the COVID-19 pandemic results in a prolonged world-wide economic downturn, there will likely be widespread corporate bankruptcies and a continued increase in unemployment, which would very likely negatively impact our investments and results of operations, as well as our ability to make distributions to our stockholders.

Since the start of the pandemic, our lenders have required us to post additional collateral, and we have strategically sold certain investments to generate cash and mitigate against additional losses. If the economic impact of the pandemic further lowers the market values of our assets pledged as mark-to-market collateral for our financing, we may be required to post more collateral, which may require us to sell assets into a market where prices are depressed, even though such prices may be depressed only temporarily in the short-term because of the pandemic. This risk and many of the other risks set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 are heightened as a result of the impact of the pandemic. See, e.g., the risk factors under the headings “Risks Related to our Financing Strategy” and “Risks Related to our Investments.” The extent to which the COVID-19 pandemic further impacts our investments and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. The IRS has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of guidance and technical corrections legislation may adversely affect us or our stockholders. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate-related debt to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

We cannot provide assurance that the Tax Cuts and Jobs Act or any future changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our common stock or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the Tax Cuts and Jobs Act on your investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of March 31, 2020, we received net offering proceeds of $36,314 from the IPO. The following table summarizes certain information about the IPO proceeds ($ in thousands except for share data):

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	653,566	397,251	—	50,081	377,105	1,478,003
Gross proceeds from primary offering	$17,308	$10,206	$—	$1,237	$9,410	$38,161
Reinvestments of distributions	73	33	—	18	40	164
Total gross proceeds	17,381	10,239	—	1,255	9,450	38,325
Selling commissions and dealer manager fees	1,004	284	—	—	—	1,288
Stockholder servicing fees	—	615	—	108	—	723
Total expenses	1,004	899	—	108	—	2,011
Net offering proceeds(1)	$16,377	$9,340	$—	$1,147	$9,450	$36,314

(1)	Excludes fund level offering costs of $3,004.

We primarily used the net offering proceeds from the IPO to originate commercial real estate loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

On March 24, 2020, our Board unanimously approved the suspension of our IPO, effective immediately, and the DRP, effective April 6, 2020. The IPO and DRP will remain suspended until such time as our Board approves their resumption.

In determining to suspend the IPO and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. While it is extremely difficult to predict when market conditions will enable an accurate calculation of our NAV, our Board believes that this is a temporary market disruption. We will continue to closely monitor this situation in order to determine an appropriate time to resume the IPO and the DRP.  Please refer to “Note 13 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on our business after March 31, 2020 and discussion of risk factors related to the COVID-19 pandemic, respectively.

Repurchases of Common Stock

We have adopted the SRP, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. The total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month. Stockholders may not request that we repurchase their shares for at least one year, provided we can waive the holding period in the event of death. As of the commencement of the IPO, holders of Class P Shares from the Private Offering could not submit requests to have their shares repurchased prior to the NAV Pricing Date, except in the event of a death or qualifying disability.

Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the SRP. Further, our Board may modify, suspend or terminate the SRP.

During the three months ended March 31, 2020, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for January and February prior to the suspension of the SRP in March:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2020	8,348	$24.99	8,348	—
February 1 — February 29, 2020	22,170	$25.00	22,170	—
March 1 — March 31, 2020	—	$—	—	—
	30,518	$25.00	30,518	—
________________
(1) Repurchases are limited as described above.

On March 24, 2020, our Board unanimously approved the suspension of our SRP, effective immediately. The SRP will remain suspended until such time as our Board approves its resumption.

In determining to suspend the SRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and uncertain and rapidly changing economic conditions. While it is extremely difficult to predict when market conditions will enable an accurate calculation of our NAV, our Board believes that this is a temporary market disruption. We will continue to closely monitor this situation in order to determine an appropriate time to resume the SRP.  Please refer to “Note 13 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on our business after March 31, 2020 and discussion of risk factors related to the COVID-19 pandemic, respectively.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 13, 2020 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	May 13, 2020

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 13, 2020