Form 10-Q
period 2020-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2020-11-12
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the Registrant had the following shares outstanding: 10,151,787 shares of Class P common stock, 397,575 shares of Class T common stock, 379,326 shares of Class I common stock, 654,322 shares of Class A common stock, 50,184 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash and cash equivalents	$52,828	$37,210
Restricted cash	—	429
Real estate securities at fair value	12,790	157,869
Commercial mortgage loans at cost	446,744	504,702
Real estate owned, net of depreciation	32,756	—
Finance lease right of use asset, net of amortization	5,543	—
Deferred debt finance costs	933	1,133
Receivable for real estate securities sold	12,066	—
Accrued interest receivable	1,147	1,822
Prepaid expenses and other assets	1,011	154
Total assets	$565,818	$703,319
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—real estate securities	$—	$107,489
Repurchase agreements—commercial mortgage loans	301,330	335,805
Finance lease liability	16,717	—
Loan fees payable	231	55
Due to related parties	2,013	698
Interest payable	230	652
Distributions payable	866	1,699
Accrued expenses	3,611	755
Total liabilities	324,998	447,153
Stockholders’ Equity:
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 10,151,787 and 10,182,305 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	10	10
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 653,566 and 272,006 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	—
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 397,251 and 121,718 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 50,081 and 41,538 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 378,302 and 100,743 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital (net of offering costs of $24,852 and $22,718 at September 30, 2020 and December 31, 2019, respectively)	287,476	265,963
Accumulated deficit	(46,667)	(9,807)
Total stockholders’ equity	240,820	256,166
Total liabilities and stockholders’ equity	$565,818	$703,319

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019
Income:
Interest income	$7,667	$9,464	$26,782	$24,511
Less: Interest expense	(1,983)	(3,734)	(8,628)	(9,998)
Net interest income	5,684	5,730	18,154	14,513
Revenue from real estate owned	365	—	365	—
Total income	6,049	5,730	18,519	14,513
Operating expenses:
Advisory fee	1,572	1,601	3,973	5,086
Debt finance costs	403	271	961	692
Directors compensation	25	22	73	66
Professional service fees	246	183	1,758	492
Real estate owned operating expenses	944	—	944	—
Depreciation and amortization	122	—	122	—
Other expenses	209	192	681	358
Total operating expenses	3,521	2,269	8,512	6,694
Other income (loss):
Reversal of (provision for) loan losses	54	—	(5,711)	—
Realized loss on sale of commercial loan	—	—	(375)	—
Unrealized gain (loss) in value of real estate securities	13,404	(205)	(5,499)	1,585
Realized loss on the sale of real estate securities	(9,930)	—	(29,218)	(43)
Total other income (loss)	3,528	(205)	(40,803)	1,542
Net income (loss)	$6,056	$3,256	$(30,796)	$9,361
Net income (loss) per share basic and diluted	$0.52	$0.32	$(2.67)	$1.11
Weighted average number of shares
Basic	11,630,987	10,116,083	11,537,483	8,407,217
Diluted	11,631,431	10,116,516	11,537,483	8,407,450

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three-months ended September 30, 2020	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2020	$10	$1	$—	$—	$—	$—	$287,703	$(50,184)	$237,530
Proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(235)	—	(235)
Net income	—	—	—	—	—	—	—	6,056	6,056
Distributions declared	—	—	—	—	—	—	—	(2,539)	(2,539)
Distribution reinvestment	—	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	8	—	8
Balance as of September 30, 2020	$10	$1	$—	$—	$—	$—	$287,476	$(46,667)	$240,820

For the three-months ended September 30, 2019	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2019	$9	$—	$—	$—	$—	$—	$236,562	$(7,427)	$229,144
Proceeds from issuance of common stock	1	—	—	—	—	—	24,487	—	24,488
Offering costs	—	—	—	—	—	—	(3,796)	—	(3,796)
Net income	—	—	—	—	—	—	—	3,256	3,256
Distributions declared	—	—	—	—	—	—	—	(4,936)	(4,936)
Distribution reinvestment	—	—	—	—	—	—	1	—	1
Redemptions	—	—	—	—	—	—	(451)	—	(451)
Equity-based compensation	—	—	—	—	—	—	5	—	5
Balance as of September 30, 2019	$10	$—	$—	$—	$—	$—	$256,808	$(9,107)	$247,711

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the nine-months ended September 30, 2020	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	$10	$—	$—	$—	$—	$—	$265,963	$(9,807)	$256,166
Proceeds from issuance of common stock	—	1	—	—	—	—	24,261	—	24,262
Offering costs	—	—	—	—	—	—	(2,135)	—	(2,135)
Net loss	—	—	—	—	—	—	—	(30,796)	(30,796)
Distributions declared	—	—	—	—	—	—	—	(6,064)	(6,064)
Distribution reinvestment	—	—	—	—	—	—	127	—	127
Redemptions	—	—	—	—	—	—	(763)	—	(763)
Equity-based compensation	—	—	—	—	—	—	23	—	23
Balance as of September 30, 2020	$10	$1	$—	$—	$—	$—	$287,476	$(46,667)	$240,820

For the nine-months ended September 30, 2019	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	$6	$—	$—	$—	$—	$—	$148,650	$(6,384)	$142,272
Proceeds from issuance of common stock	4	—	—	—	—	—	118,800	—	118,804
Offering costs	—	—	—	—	—	—	(10,117)	—	(10,117)
Net income	—	—	—	—	—	—	—	9,361	9,361
Distributions declared	—	—	—	—	—	—	—	(12,084)	(12,084)
Distribution reinvestment	—	—	—	—	—	—	1	—	1
Redemptions	—	—	—	—	—	—	(541)	—	(541)
Equity-based compensation	—	—	—	—	—	—	15	—	15
Balance as of September 30, 2019	$10	$—	$—	$—	$—	$—	$256,808	$(9,107)	$247,711

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the nine-months ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(30,796)	$9,361
Adjustments to reconcile net (loss) income to cash provided by operations:
Net realized loss on real estate securities	29,218	43
Net unrealized loss (gain) on real estate securities	5,499	(1,585)
Provision for loan losses	5,711	—
Realized loss on sale of commercial mortgage loan	375	—
Depreciation and amortization expense	128	—
Amortization of equity-based compensation	23	15
Amortization of debt finance costs to operating expense	961	692
Amortization of debt finance costs to interest expense	60	61
Amortization of bond discount	(307)	(594)
Amortization of origination fees	(1,228)	(1,411)
Amortization of deferred exit fees	62	(406)
Changes in assets and liabilities:
Accrued interest receivable	389	(452)
Accrued expenses	503	711
Loan fees payable	176	—
Accrued interest payable	(532)	142
Due to related parties	687	13
Prepaid expenses and other assets	(679)	59
Net cash provided by operating activities	10,250	6,649
Cash flows from investing activities:
Origination of commercial loans	(59,990)	(254,725)
Origination fees received on commercial loans	—	1,951
Principal repayments of commercial loans	85,080	74,478
Proceeds from sale of commercial loan	9,625	—
Acquisition of real estate owned	(637)	—
Purchase of real estate securities	—	(50,459)
Proceeds from real estate securities sold	96,453	9,211
Real estate securities principal pay-down	2,178	1,215
Net cash provided by (used in) investing activities	132,709	(218,329)
Cash flows from financing activities:
Proceeds from issuance of common stock	24,261	118,804
Redemptions of common stock	(763)	(541)
Payment of offering costs	(1,714)	(10,035)
Proceeds from repurchase agreements	578,182	925,238
Principal repayments of repurchase agreements	(720,180)	(789,908)
Debt finance costs	(786)	(1,487)
Distributions paid	(6,770)	(11,373)
Net cash (used in) provided by financing activities	(127,770)	230,698
Net change in cash, cash equivalents and restricted cash	15,189	19,018
Cash, cash equivalents and restricted cash at beginning of period	37,639	28,497
Cash, cash equivalents and restricted cash at end of period	$52,828	$47,515
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$—	$(505)
Amortization of deferred exit fees due to related party	$208	$—
Interest paid	$9,050	$9,939
Distributions payable	$866	$1,650
Receivables for real estate securities sold	$12,066	$—
Payable for real estate securities purchased	$—	$1,500
Deferred interest capitalized on commercial loan	$258	$—
Accrued stockholder servicing fee due to related party	$420	$82
Distribution reinvestment	$127	$1

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

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

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, pursuant to an amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated April 29, 2019. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

On October 25, 2016, the Company commenced a private offering (the “Private Offering”) of up to $500,000 in shares of Class P common stock (“Class P Shares”). Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”), was the dealer manager for the Private Offering. On June 28, 2019, the Company terminated the Private Offering in anticipation of selling shares in the IPO (described below). The Company accepted Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019. The Company issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276,681.

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

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

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

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor has determined since then that there has been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook and resumed calculation of the NAV beginning as of June 30, 2020. In August 2020 the Company resumed paying distributions monthly to stockholders of record for all classes of its common stock. On October 1, 2020, the SEC declared effective the Company’s post-effective amendment to the Registration Statement thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP. The Company will continue to closely monitor the pandemic, the economy and the markets for the Company’s investments in order to determine an appropriate time to resume the SRP. Please refer to “Note 15 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates to the Company’s business after September 30, 2020 and risk factors related to the COVID-19 pandemic, respectively.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), as filed with the SEC on March 11, 2020, under the heading Note 2 – Summary of Significant Accounting Policies. The Company has added to its significant accounting policies for the nine-months ended September 30, 2020 as a result of a real estate property acquired via a deed-in-lieu of foreclosure in August 2020.

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

Real Estate Owned

Real estate owned (“REO”) represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase. For real estate acquired by the Company through foreclosure or deed-in-lieu of foreclosure, REO assets are recorded at fair value at acquisition and are presented net of accumulated depreciation. For REO assets acquired through purchase, REO assets are recorded at cost at acquisition and are presented net of accumulated depreciation.

REO assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

Revenue from Real Estate Owned

Revenue from REO represents revenue associated with the operations of a hotel property classified as REO. Revenue from the operation of the hotel property is recognized when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales and other hotel revenues.

Leases

Finance lease right of use ("ROU") assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recorded based on the fair value of the underlying property. Lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Total lease expense is recognized as interest on the finance lease liability and amortization of the ROU asset on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. As of September 30, 2020, the Company had one finance lease assumed as part of a deed-in-lieu of foreclosure of a hotel property during August 2020.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of September 30, 2020, the Company had repaid all outstanding repurchase agreements secured by real estate securities and, therefore, had no required additional collateral posted.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the Company’s consolidated statements of cash flows:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$52,828	$37,210
Restricted cash	—	429
Total cash, cash equivalents, and restricted cash	$52,828	$37,639

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

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

which grants smaller reporting companies (as defined by the SEC) until reporting periods commencing after December 15, 2022 to implement ASU 2016-13. The Company has elected to use this extension and is continuing to evaluate the impact ASU 2016-13 will have on its allowance for loan losses estimate.

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of September 30, 2020 and December 31, 2019:

September 30, 2020

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	26	$430,569	$(325)	$430,244	5.3%	1.7
Credit loans	3	16,500	—	16,500	9.5%	5.1
Total and average	29	$447,069	$(325)	$446,744	5.5%	1.8

December 31, 2019

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	29	$489,902	$(1,700)	$488,202	5.6%	2.0
Credit loans	3	16,500	—	16,500	9.5%	5.9
Total and average	32	$506,402	$(1,700)	$504,702	5.7%	2.2

For the nine months ended September 30, 2020 and the year ended December 31, 2019, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance at Beginning of Year	$504,702	$249,573
Loan originations	59,990	329,155
Principal repayments	(85,080)	(74,478)
Amortization of loan origination and deferred exit fees	1,374	2,403
Sale of commercial loan	(10,000)	—
Origination fees received on commercial loans	—	(1,951)
Provision for loan losses	(5,711)	—
Deferred interest capitalized on commercial loan	258	—
Transfer on deed-in-lieu of foreclosure to real estate owned	(18,789)	—
Balance at End of Period	$446,744	$504,702

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

Allowance for Loan Losses

The following table presents the activity in the Company’s allowance for loan losses:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Beginning of period	$—	$—
Provision for loan losses	(5,711)	—
Charge-offs	5,711	—
Ending allowance for loan losses	$—	$—

In accordance with the Company’s allowance for loan loss policy, during the nine-month period ended September 30, 2020, the Company recorded impairment charges of $5,711 on one first mortgage loan secured by a hotel property in Illinois. The impairment charges were based on the estimated fair value of the underlying collateral, and the loan was terminated during August in connection with the Company’s acquisition of the collateral via a deed-in-lieu of foreclosure. In addition, the Company previously recorded a provision for loan loss of $1,500 on a mezzanine loan secured by a hotel property in Miami, Florida that had been negatively impacted by the economic effects of the COVID-19 pandemic. During the quarter ended September 30, 2020, the Company determined that the loan had improved and that a loss was no longer probable. As such, the $1,500 allowance for loan loss previously recorded was reversed against the provision for loan losses. For the three and nine months ended September 30, 2020, interest income for the impaired loan was $0 and $465, respectively. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

As of September 30, 2020, 19 loans had a risk rating of 2, seven had a risk rating of 3 and three had a risk rating of 4. As of December 31, 2019, 30 loans had a risk rating of 2 and two had a risk rating of 3.

Loan Modifications

During April 2020, the Company agreed to modify one first mortgage loan on a hospitality property providing for a two-month partial reduction in the required monthly interest payment with payment of the amount by which the interest payments were reduced deferred to the nine-month period beginning in October 2020. During June 2020, the partial reduction of the monthly interest payments was extended through the July payment, and during August 2020 this was further extended through the September payment. Later during August 2020, the Company agreed, in exchange for a fee charged to the borrower, to further modify this loan to provide partial reduction of the monthly interest payments through December 2020 with repayment of all the deferred payments, including those

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

previously deferred, to be made during a nine-month period beginning in January 2021. Prior to the COVID-19 pandemic, the loan was current on all required payments.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations.

The tables below show the Company’s real estate securities as of September 30, 2020 and December 31, 2019:

September 30, 2020

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
1	BB-	Hospitality	3.6%	0.7	8,500	8,500	—	(1,290)	7,210
1	B+	Hospitality	3.9%	—	10,000	10,000	—	(4,420)	5,580
2			3.7%	0.3	$18,500	$18,500	$—	$(5,710)	$12,790

December 31, 2019

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
3	AAA	Hospitality, Office	2.6%	0.5	$19,113	$19,081	$—	$(43)	$19,038
1	AA-	Hospitality	2.8%	0.4	2,000	1,999	—	(11)	1,988
9	BB-	Retail, Hospitality, Mixed Use, Office	4.4%	1.3	72,052	72,033	104	(81)	72,056
1	BBB-	Multifamily	3.4%	1.5	10,000	10,000	—	—	10,000
3	Unrated	Hospitality	7.0%	0.7	55,275	54,967	—	(180)	54,787
17			5.0%	1.0	$158,440	$158,080	$104	$(315)	$157,869

At September 30, 2020, the Company held two CMBS with a total carrying value of $12,790 and a total net unrealized loss of $5,710. At December 31, 2019, the Company held 17 CMBS with a total carrying value of $157,869 and a total net unrealized loss of $211. The increase in the unrealized loss was primarily attributed to the significant economic impact of the COVID-19 pandemic on the economy. In particular, CMBS secured by hospitality properties were severely impacted due to concerns over a decline in hotel stays throughout the country. During the three and nine months ended September 30, 2020, the Company sold real estate securities for $52,525 and $96,453, respectively, that resulted in realized losses of $9,930 and $29,218, respectively. During the nine months ended September 30, 2019, the Company sold real estate securities for $9,211 that resulted in realized losses of $43.

As of September 30, 2020,  one of the CMBS had an internal risk rating of 3 and one of the CMBS had an internal risk rating of 5. As of December 31, 2019, each CMBS had an internal risk rating of 2.

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to $250,000. In March 2020, the Company temporarily increased the maximum advance amount to

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

$300,000, and this increase expired on June 30, 2020 and the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in March 2020 to February 2021. Advances under the CF Repo Facility accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.0%. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2020 and December 31, 2019.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2020 and December 31, 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Repo Facilities as of September 30, 2020 and December 31, 2019:

September 30, 2020					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$170,598	$132	$242,577	2.15%	135
JPM Repo Facility	150,000	130,778	98	187,992	2.07%	218
	$400,000	$301,376	$230	$430,569	2.12%	171

December 31, 2019					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$224,590	$327	$304,708	3.74%	318
JPM Repo Facility	150,000	111,295	157	153,194	3.63%	492
	$400,000	$335,885	$484	$457,902	3.70%	376

(1)	Excludes $46 and $80 of unamortized debt issuance costs at September 30, 2020 and December 31, 2019, respectively.

Real Estate Securities

The Company entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of September 30, 2020	$—	$—	$—	—	—
As of December 31, 2019	$107,489	$168	$149,164	3.14%	11

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

During the three-month period ended September 30, 2020, the Company repaid all balances under the master repurchase agreements. The total amount outstanding as of December 31, 2019 was with JP Morgan Securities LLC. The master repurchase agreements are subject to certain financial covenants. The Company had no borrowings as of September 30, 2020 and, therefore, was not subject to any financial covenant requirements. The Company was in compliance with all financial covenant requirements as of December 31, 2019.

Note 6 – Stockholders’ Equity

The following tables detail the change in the Company’s outstanding shares of all classes of common stock, including restricted common stock:

	Common Stock
Nine-months ended September 30, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,182,305	272,006	121,718	—	41,538	100,743
Issuance of shares	—	379,250	274,570	—	8,066	276,250
Distribution reinvestment	—	2,310	963	—	477	1,309
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(30,518)	—	—	—	—	—
Ending balance	10,151,787	653,566	397,251	—	50,081	378,302

	Common Stock
Nine-months ended September 30, 2019	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	5,940,744	—	—	—	—	—
Issuance of shares	4,315,524	36,227	43,296	—	8,961	9,093
Issuance of restricted shares	2,400	—	—	—	—	—
Redemptions	(21,575)	—	—	—	—	—
Ending balance	10,237,093	36,227	43,296	—	8,961	9,093

Distributions

From January 1, 2019 to July 31, 2019, the Company paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. Distributions declared on or after August 1, 2019 through February 29, 2020 on Class P Shares were based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.92 per share. Distributions on shares of Class A, Class T, Class D and Class I common stock through February 29, 2020 were based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.62 per share. Distributions paid on all classes of shares of common stock for monthly record dates of July 31, 2020, August 31, 2020 and September 30, 2020 were payable in arrears the following month based upon monthly amounts of 1/12th of $0.8576, $0.88 and $0.90 per share, respectively.

The table below presents the aggregate and net distributions declared for each applicable class of common stock during the nine-months ended September 30, 2020 and 2019. The table excludes from distribution declaration any month when there were no outstanding shares for a class of stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

	Common Stock
Nine-months ended September 30, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.5398	$0.4898	$0.4898	$—	$0.4898	$0.4898
Stockholder servicing fee per share	N/A	N/A	0.0809	—	0.0237	N/A
Net distributions declared per share	$0.5398	$0.4898	$0.4089	$—	$0.4661	$0.4898

	Common Stock
Nine-months ended September 30, 2019	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.4400	$0.1350	$0.2700	$—	$0.1350	$0.2700
Stockholder servicing fee per share	N/A	N/A	0.0355	—	0.0052	N/A
Net distributions declared per share	$1.4400	$0.1350	$0.2345	$—	$0.1298	$0.2700

As of September 30, 2020, and December 31, 2019, distributions declared but not yet paid amounted to $866 and $1,699, respectively.

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

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor has determined since then that there has been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook and resumed calculation of the NAV beginning as of June 30, 2020. In August 2020, the Company resumed paying distributions monthly to stockholders of record for all classes of shares. Please refer to “Note 15 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on the Company’s business after September 30, 2020 and risk factors related to the COVID-19 pandemic, respectively.

Note 7 – Net (Loss) Income Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero and 285 antidilutive restricted shares for the three and nine months ended September 30, 2020, respectively. There were no antidilutive restricted shares for the three months and nine months ended September 30, 2019. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net (loss) income per share computation for the three and nine-months ended September 30, 2020 and 2019:

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,056	$3,256	$(30,796)	$9,361
Weighted average shares outstanding, basic	11,630,987	10,116,083	11,537,483	8,407,217
Dilutive effect of restricted stock	444	433	—	233
Weighted average shares outstanding, diluted	11,631,431	10,116,516	11,537,483	8,407,450
Net income (loss) per share, basic and diluted	$0.52	$0.32	$(2.67)	$1.11

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of September 30, 2020, the Company had 20 such loans with a total remaining future funding commitment of $53,890. As of December 31, 2019, the Company had 22 such loans with a total remaining future funding commitment of $54,620. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the nine months ended September 30, 2020 and 2019.

Note 10 – Transactions with Related Parties

As of September 30, 2020, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was equal to $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P Shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of September 30, 2020, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 Class P Shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P Shares were purchased (November 2021); and (ii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and nine-months ended September 30, 2020 and 2019 and the amount due to related parties at September 30, 2020 and December 31, 2019:

	Three-months ended September 30,		Nine-months ended September 30,		Payable as of September 30,	Payable as of December 31,
	2020	2019	2020	2019	2020	2019
Organization and offering expense reimbursement(1)	$—	$61	$70	$328	$—	$17
Selling commissions and dealer manager fee(2)	—	1,243	758	6,860	—	—
Advisory fee(3)	1,572	1,601	3,973	5,086	525	—
Loan fees(4)	137	1,070	1,230	1,070	795	408
Accrued stockholder servicing fee(5)	—	82	446	82	693	273
Operating expense reimbursement to advisor (6)	—	—	—	5	—	—
Total	$1,709	$4,057	$6,477	$13,431	$2,013	$698

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

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

(3)

Under the Prior Advisory Agreement, the Company paid the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee was paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee was calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor received 20% of the excess total return allocable to the Class P Shares; provided that in no event did the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. On April 29, 2019, the Company, the Advisor and the Operating Partnership entered into the Advisory Agreement, which superseded and replaced the Prior Advisory Agreement. Pursuant to the Advisory Agreement, (1) the fixed component of the advisory fee is paid in an amount equal to (i) prior to the NAV Pricing Date, 1/4th of 1.5% per annum of the gross value of the Company’s assets, paid quarterly in arrears, and (ii) following the NAV Pricing Date, 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment shall not exceed 1/12th of 2.5% of the Company’s NAV; and (2) the performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. For the nine months ended September 30, 2020, the Advisor waived $874 of the fixed component of the advisory fees.

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

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

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

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $23, in the aggregate, for the three-months and nine-months ended September 30, 2020, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $5 and $15 for the three and nine-months ended September 30, 2019, respectively. As of September 30, 2020, the Company had $38 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.29 years. The total fair value at the vesting date for restricted shares that vested during the nine-months ended September 30, 2020 and 2019 was $17 and $10, respectively. There were no restricted shares that vested during the three-months ended September 30, 2020 and 2019.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	3,197	$25.02
Granted	—	—
Vested	(800)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at September 30, 2020	2,397	$25.03

Note 12 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments measured on a recurring basis and carried at fair value in the consolidated balance sheets by their level in the fair value hierarchy (see Note 2 – Summary of Significant Accounting Policies included in the Annual Report) as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$12,790	—	$12,790	—	$157,869	—	$157,869	—

The Company did not transfer any assets within fair value levels during the three and nine months ended September 30, 2020 and 2019.

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$52,828	$52,828	$37,210	$37,210
Restricted cash	—	—	429	429
Commercial mortgage loans, net	446,744	452,415	504,702	511,734
Total	$499,572	$505,243	$542,341	$549,373
Financial liabilities
Repurchase agreements - real estate securities	$—	$—	$107,489	$107,489
Repurchase agreements - commercial mortgage loans	301,330	301,330	335,805	335,805
Total	$301,330	$301,330	$443,294	$443,294

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents and restricted cash was based on the bank balance and was a Level 1 fair value measurement.
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

Note 13 – Real Estate Owned

The following table summarizes the Company’s REO assets as of September 30, 2020:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,195	$(122)	$32,756

(1)	Refer to Note 2 – Summary of Significant Accounting Policies for useful life of the above assets.
(2)	Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

Note 14 – Leases

The Company is the lessee under one ground lease. The ground lease, which commenced on April 1, 1999, was assumed as part of a property acquired through a deed-in-lieu of foreclosure transaction on August 20, 2020 and extends through March 31, 2098. The lease is classified as a finance lease. Under the ground lease, the Company is prohibited from mortgaging the land but is not prohibited from making a leasehold mortgage for property constructed on the land. The Company may terminate the lease as of March 31, 2049, March 31, 2065 and March 31, 2081 provided that twelve months’ notice is provided to the lessor prior to those respective dates.

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a ROU asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the nine months ended September 30, 2020 and 2019, total finance lease cost was comprised as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019
Amortization of right-of-use assets	$6	$—	$6	$—
Interest on lease liabilities	158	—	158	—
Total finance lease cost	$164	$—	$164	$—

The table below shows the Company’s finance lease right of use asset, net of amortization as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Finance lease right of use asset, gross	$5,549	$—
Accumulated amortization	(6)	—
Finance lease right of use asset, net of amortization	$5,543	$—

Lease payments for the ground lease as of September 30, 2020 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2020	$268
2021	1,611
2022	1,611
2023	1,611
2024	1,731
Thereafter	273,377
Total undiscounted lease payments	$280,209
Less: Amount representing interest	(263,492)
Present value of lease liability	$16,717

Note 15 – Subsequent Events

The Company has evaluated subsequent events through November 12, 2020, the date the financial statements were issued. The following are updates on the Company’s operations since September 30, 2020, including with respect to the ongoing COVID-19 pandemic.

Resumption of IPO and DRP

On October 1, 2020, the SEC declared effective the Company’s post-effective amendment to the Registration Statement thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited, dollar amounts in thousands, except share data)

Distributions

The Board has authorized distributions for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.0750	$0.0750	$0.0750	$—	$0.0750	$0.0750
Stockholder servicing fee per share	N/A	N/A	0.0156	—	0.0046	N/A
Net distributions declared per share	$0.0750	$0.0750	$0.0594	$—	$0.0704	$0.0750

The net distributions for each class of common stock (which represents the gross distributions less stockholder servicing fees for the applicable class of common stock) are payable to stockholders of record as of the close of business on October 31, 2020 and will be paid on or about November 18, 2020. These distributions will be paid in cash or, for stockholders participating in the DRP, reinvested in shares of the Company’s common stock.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 13, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), as filed with the SEC on March 11, 2020, and the factors described below:

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

•

There is no current public trading market for our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, and our share repurchase program (the “SRP”) is currently suspended and, even if reinstated it may be suspended again in the future;

•	Even if our stockholders are able to sell their shares by our SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Under our charter, we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets and may exceed this limitation with the approval of a majority of our independent directors;
•	Inland InPoint Advisor, LLC (our “Advisor”) and SPCRE InPoint Advisors, LLC (our “Sub-Advisor”) may face conflicts of interest in allocating personnel and resources between their affiliates;
•	Our agreements with our Advisor, our Sub-Advisor or any affiliates of our Advisor or Sub-Advisor were not negotiated at arm’s-length;
•	If we fail to continue to qualify as a real estate investment trust (“REIT”), our operations and distributions to stockholders will be adversely affected; and
•

The COVID-19 pandemic has had a significant and adverse effect on the economy and our investments, particularly those backed by hospitality and retail properties, and its future impacts are uncertain and hard to measure but may cause a material adverse effect on our business and results of operations.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relate to the three and nine-months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q. Unless otherwise stated, all dollar amounts are stated in thousands, except share data.

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

For a discussion of the history of the Company and its Private Offering and IPO, please see “Note 1 – Organization and Business Operations” in the notes to our consolidated financial statements above.

Recent Developments

We continue to evaluate the economic impact from the COVID-19 pandemic and the resulting temporary closures of non-essential businesses. Since September 30, 2020 and through the filing of this Quarterly Report on Form 10-Q on November 12, 2020, all of our borrowers have made their scheduled loan payments and we have not identified any loans that have had conditions that would change the credit rating assigned as of September 30, 2020. We will continue to actively monitor our borrowers to address the impacts of COVID-19 on their respective businesses. We continue to see significant demand and competition for new loans and are selectively executing term sheets with prospective borrowers.

Loans and Warehouse Financing.

As of September 30, 2020, our loan portfolio, which was comprised of 29 loans with a current principal balance of $447.1 million, was diversified across property types. Our portfolio was comprised of approximately 11% retail and hospitality properties, which were immediately impacted by the necessary temporary closure of non-essential businesses and stay-at-home orders. The remaining 89% of our portfolio was made up of more stable asset classes, such as multifamily, office and industrial, which appear to be less subject to performance risk from the pandemic. We have closely monitored the loans in our portfolio and have communicated with borrowers to ascertain their ability to collect rent from tenants and, therefore, the potential to fulfill their loan obligations.

As of October 31, 2020, $431.4 million of our loan portfolio was pledged as collateral for approximately $301.4 million of borrowings. In October 2020, all borrowers made their monthly debt service payments in accordance with the current terms of their respective loans.

We fund our first mortgage loan portfolio with our two master repurchase agreements. See “Note 5 – Repurchase Agreements” in the notes to our consolidated financial statements above. During the COVID-19 pandemic we have continued to access our master repurchase agreement financing and anticipate we will continue to do so.

CMBS and Master Repurchase Facilities.

As of September 30, 2020, we held CMBS with a par value of $18.5 million and a fair value of $12.8 million. The COVID-19 pandemic significantly impacted the price and volatility of price changes for CMBS during the first quarter of 2020. In June, we observed the price volatility had declined and we observed some improvement in the value of our CMBS. During the third quarter of 2020, we continued to strategically sell CMBS positions to reduce further exposure to market volatility and to provide liquidity to fund new first mortgage loans, which have a higher expected levered return than our CMBS.

Throughout the CMBS market volatility, we continued to have access to financing under our master repurchase agreements. As of September 30, 2020, we have repaid all of our borrowings on master repurchase agreements. As of October 31, 2020, we held one CMBS with a par value of $10.0 million and had no outstanding repurchase agreement balances. As part of our financing relationships, we were required to meet certain financial covenants and, at times, were required to post additional cash or securities as margin to secure our borrowing positions. We were in compliance with our debt covenants and have no additional margin posted as collateral through November 12, 2020, the date we filed this Quarterly Report on Form 10-Q.

Real Property.

On August 20, 2020, through an indirect wholly-owned subsidiary, we acquired a 362-room hotel located in Chicago, Illinois, commonly known as the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) from the borrower under one of our first mortgage loans. More specifically, we acquired a ground lease of the Renaissance O’Hare via a deed-in-lieu of foreclosure transaction following the borrower’s default on its loan, which had a par value of $24.5 million and an initial maturity date of December 9, 2020. Current annual rent under the ground lease is approximately $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2023. This ground lease runs through March 2098.

The Renaissance O’Hare is a full-service, 16-story hotel consisting of the hotel building and access to an adjoining five-story parking garage shared with an adjacent office building we do not own. The hotel features a business center, fitness center, indoor swimming pool and whirlpool, gift shop, restaurant, Starbucks and 170 available parking spaces. The hotel has 16 meeting and banquet rooms containing a total of 15,754 square feet, the largest of which is 5,000 square feet and seats 600. The appraised value of the hotel was $21.6 million as of June 29, 2020.

Along with the hospitality sector as a whole, the Renaissance O’Hare has been and continues to be negatively impacted in 2020 by the COVID-19 pandemic. We estimate that initial operations in the COVID-19 environment will produce a net operating loss of approximately $1.5 million in the fourth quarter of 2020 and that this quarterly loss will likely continue until travel levels return to pre-COVID-19 levels. This quarterly net operating loss will negatively impact our NAV. Once normal travel levels return, we expect the hotel will produce positive cash flows.

Cash and Unencumbered Assets.

As of September 30, 2020, we held cash of $52.8 million and $35.0 million of unencumbered assets that are free and clear of any lender claims. As of October 31, 2020, we held cash of $64.3 million and $54.9 million of unencumbered assets.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been additions to our significant accounting policies for the nine-months ended September 30, 2020 as a result of a real estate property acquired as a result of a deed-in-lieu of foreclosure. These additions are included in “Note 2 – Summary of Significant Accounting Policies” of our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, and our loan portfolio by collateral type and geographical region as of September 30, 2020 and December 31, 2019:

Debt Investments: Floating vs. Fixed Rate:

September 30, 2020	December 31, 2019

All Investments by Type:

September 30, 2020	December 31, 2019

Loans by Property Type:

September 30, 2020	December 31, 2019

Loans by Region:

September 30, 2020	December 31, 2019

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of September 30, 2020 compared to December 31, 2019 were primarily due to loans that were paid off and sold during the period, partially offset by the new loans originated during the period. Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of September 30, 2020	As of December 31, 2019

Principal balance of first mortgage loans	$430,569	$489,902
Number of first mortgage loans	26	29
Principal balance of credit loans	$16,500	$16,500
Number of credit loans	3	3
Total balance of loans	$447,069	$506,402
Total number of loans	29	32
All-in yield (1)	5.5%	5.7%
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The decrease in the size of our portfolio is primarily due to loans that were paid off or sold during the period. The change in the all-in yield was not significant.

The table below presents information for each of our commercial mortgage loans as of September 30, 2020:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Original Maturity (3)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/21	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	5.7%	12/9/20	12/9/22	VA	Office	55%	4
3	3/22/18	First mortgage	12,059	L+3.75%	5.1%	4/9/21	4/9/23	CO	Retail	74%	2
4	5/4/18	First mortgage	31,000	L+4.00%	5.5%	5/9/21	5/9/23	PA	Industrial	64%	2
5	5/17/18	First mortgage	6,962	L+4.50%	6.2%	6/9/21	6/9/23	NC	Multifamily	54%	3
6	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/21	9/9/23	TX	Office	73%	2
7	9/19/18	First mortgage	8,531	L+3.70%	5.7%	10/9/21	10/9/23	TX	Multifamily	69%	3
8	10/30/18	First mortgage	6,860	L+3.85%	5.7%	11/9/21	11/9/23	TX	Multifamily	76%	2
9	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/21	12/9/23	CA	Multifamily	64%	2
10 (6)	12/20/18	First mortgage	16,408	L+4.20%	6.2%	6/9/23	6/9/25	AL	Hospitality	64%	4
11	1/24/19	First mortgage	14,647	L+3.40%	5.7%	2/9/22	2/9/24	NV	Multifamily	76%	2
12	1/25/19	First mortgage	11,393	L+3.45%	5.4%	2/9/22	2/9/24	IL	Multifamily	78%	2
13	4/11/19	First mortgage	15,760	L+3.30%	5.7%	4/9/22	4/9/24	CA	Industrial	79%	2
14	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/22	6/9/24	TX	Multifamily	68%	3
15	5/31/19	First mortgage	12,828	L+3.25%	5.6%	6/9/22	6/9/24	CA	Multifamily	70%	3
16	6/18/19	First mortgage	45,928	L+2.75%	4.7%	7/9/22	7/9/24	TX	Office	72%	2
17	6/18/19	First mortgage	6,350	L+3.60%	5.7%	7/9/22	7/9/24	CA	Mixed Use	54%	2
18	8/15/19	First mortgage	7,374	L+4.20%	6.6%	9/9/22	9/9/24	TN	Office	45%	3
19	9/27/19	First mortgage	14,978	L+3.10%	4.6%	10/9/23	10/9/24	CA	Office	75%	2
20	9/30/19	First mortgage	30,000	L+3.30%	5.0%	10/9/22	10/9/24	TX	Multifamily	77%	2
21	10/4/19	First mortgage	20,958	L+2.90%	4.6%	10/9/22	10/9/24	NC	Office	61%	3
22	10/30/19	First mortgage	13,625	L+3.00%	4.9%	11/9/22	11/9/24	CA	Multifamily	80%	2
23	11/22/19	First mortgage	32,632	L+3.00%	4.9%	12/9/23	12/9/24	AZ	Multifamily	80%	2
24	2/6/20	First mortgage	19,835	L+3.30%	4.9%	2/9/23	2/9/25	NJ	Office	69%	2
25	2/20/20	First mortgage	8,000	L+3.85%	5.4%	3/9/23	3/9/25	CA	Retail	57%	2
26	2/28/20	First mortgage	9,320	L+3.50%	5.0%	3/9/23	3/9/25	FL	Retail	78%	2
27	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	10/11/27	NJ	Office	80%	3
28	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	4/1/23	FL	Hospitality	68%	4
29	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	10/6/24	NV	Office	75%	2
			$447,069		5.5%					70%

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of September 30, 2020. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor. The weighted average LIBOR floor for these loans is 1.86%.

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

(6)	Loan has been modified to capitalize a portion of its interest payment for a temporary period of time. The all-in yield assumes the timely payment of interest and principal through maturity.

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

	As of September 30, 2020	As of December 31, 2019
Outstanding balance (fair market value)	$12,790	$157,869
Number of real estate securities	2	17
Weighted average interest rate (1)	3.7%	5.0%
Average years to maturity	0.3	1.0
Weighted average yield (2)	4.7%	6.2%
Portfolio ratings % of total outstanding:
AAA	0%	12%
AA-	0%	1%
B+	54%	0%
BB-	46%	46%
BBB-	0%	6%
Unrated	0%	35%

(1)	The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.
(2)	The weighted average yield is calculated as interest income divided by the average carrying value.

The decrease in the size of our portfolio is due to the sale of CMBS and a decrease in fair value of the securities. The change in weighted average interest rate and weighted average yield was due to a decrease in LIBOR. The average years to maturity decreased due to the passage of time.

Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS. Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. As of September 30, 2020, one of the CMBS had an internal risk rating of 3 and one had an internal risk rating of 5. As of December 31, 2019, each CMBS had an internal risk rating of 2. See “Note 4 – Real Estate Securities” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

We entered into master repurchase agreements to fund our investment portfolio. As of September 30, 2020 and December 31, 2019, we had total borrowings of $301,330 (which is net of $46 of unamortized debt issuance costs) and $443,294 (which is net of $80 of unamortized debt issuance costs), respectively. During the nine-months ended September 30, 2020 and the year ended December 31, 2019, we had weighted average borrowings of $404,453 and $329,037 and weighted average borrowing costs of 2.8% and 4.2%, respectively. The decrease in borrowings was primarily due to the sale of CMBS that were financed under the master repurchase agreements. With the continued negative economic effects of the COVID-19 pandemic, we chose to reduce exposure to CMBS on a levered basis and to invest the cash generated into new loan originations or retain it. The decrease in the weighted average borrowing costs was primarily due to the change in LIBOR during the period.

Results of Operations

Comparison of the Three-Months Ended September 30, 2020 to the Three-Months Ended September 30, 2019

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three-Months Ended September 30,
	2020			2019
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$69,295	$668	3.8%	$133,855	$2,095	6.1%
Commercial mortgage loans	479,314	6,999	5.7%	406,057	7,169	6.9%
Total/Weighted Average	$548,609	$7,667	5.5%	$539,912	$9,264	6.7%
Interest-bearing liabilities:
Repurchase agreements—securities	$21,491	$220	4.0%	$82,981	$783	3.7%
Repurchase agreements—commercial mortgage loans	319,149	1,763	2.2%	256,397	2,951	4.5%
Total/Weighted Average	$340,640	$1,983	2.3%	$339,378	$3,734	4.3%
Net interest income/spread		$5,684	3.2%		$5,530	2.4%
Average leverage %(5)	163.8%			169.2%
Weighted average levered yield(6)			10.7%			10.8%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $201 for the three-months ended September 30, 2019 related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Private Offering and the IPO (the “Offerings”) and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Offerings and the changes in interest rates tied to LIBOR.

Revenue from Real Estate Owned

During the three-months ended September 30, 2020, we acquired a hotel property through a deed-in-lieu of foreclosure transaction that generated $365 in revenue. We did not own any real estate during the three-months ended September 30, 2019.

Operating Expenses

Operating expenses for the three-months ended September 30, 2020 and 2019 consisted of the following:

	Three-Months Ended September 30,
	2020	2019
Advisory fee	$1,572	$1,601
Debt finance costs	403	271
Directors compensation	25	22
Professional service fees	246	183
Real estate owned operating expenses	944	—
Depreciation and amortization	122	—
Other expenses	209	192
Total operating expenses	$3,521	$2,269

Total operating expenses for the three-months ended September 30, 2020 and 2019 were $3,521 and $2,269, respectively. The increase was primarily due to the increase in operating expenses ($944) and depreciation ($122) from the hotel acquired through a deed-in-lieu of foreclosure transaction during August 2020. In addition, we, through our wholly owned subsidiary, have entered into master repurchase agreements and incurred costs which are deferred over the loan term. The debt finance costs primarily increased with the increase in our warehouse lines of credit used to fund the growth of our loan portfolio. For the three-months ended September 30, 2020 our total operating expenses were 0.6% of our average invested assets.

Other Income (Loss)

For the three-months ended September 30, 2020 and 2019, we had net unrealized gain (loss) in value of real estate securities of $13,404 and ($205), respectively. During the three-months ended September 30, 2020, there was also an offsetting realized loss on the sale of real estate securities of ($9,930) and a small reversal of the provision for loan losses of $54.

Net Income

For the three-months ended September 30, 2020 and 2019, our net income was $6,056 and $3,256, or $0.52 and $0.32 per share (basic and diluted), respectively. The increase in net income was primarily due to $13,404 of unrealized gains in the value of real estate securities offset partially by realized losses on the sale of real estate securities for ($9,930) during the three months ended September 30, 2020.

Comparison of the Nine-Months Ended September 30, 2020 to the Nine-Months Ended September 30, 2019

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Nine-Months Ended September 30,
	2020			2019
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$109,136	$3,871	4.7%	$111,965	$5,404	6.4%
Commercial mortgage loans	514,782	22,769	5.8%	349,923	18,586	7.0%
Total/Weighted Average	$623,918	$26,640	5.6%	$461,888	$23,990	6.8%
Interest-bearing liabilities:
Repurchase agreements—securities	$63,066	$1,578	3.3%	$75,283	$2,157	3.8%
Repurchase agreements—commercial mortgage loans	341,387	7,050	2.7%	222,986	7,841	4.6%
Total/Weighted Average	$404,453	$8,628	2.8%	$298,269	$9,998	4.4%
Net interest income/spread		$18,012	2.8%		$13,992	2.4%
Average leverage %(5)	184.3%			182.3%
Weighted average levered yield (6)			10.8%			11.3%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $142 and $522 for the nine-months ended September 30, 2020 and 2019, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our weighted average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offerings and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition as we invest the proceeds from the Offerings and the changes in interest rates tied to LIBOR. For the nine-months ended September 30, 2020, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 8.8%.

Revenue from Real Estate Owned

During the nine-months ended September 30, 2020, we acquired a hotel property through a deed-in-lieu of foreclosure transaction that generated $365 in revenue. We did not own any real estate during the nine-months ended September 30, 2019.

Operating Expenses

Operating expenses for the nine-months ended September 30, 2020 and 2019 consisted of the following:

	Nine-Months Ended September 30,
	2020	2019
Advisory fee	$3,973	$5,086
Debt finance costs	961	692
Directors compensation	73	66
Professional service fees	1,758	492
Real estate owned operating expenses	944	—
Depreciation and amortization	122	—
Other expenses	681	358
Total operating expenses	$8,512	$6,694

Total operating expenses for the nine-months ended September 30, 2020 and 2019 were $8,512 and $6,694, respectively. The decrease in the advisory fee during the nine-months ended September 30, 2020, compared to the nine-months ended September 30, 2019 was due to a voluntary waiver by our Advisor of $874 of the advisory fees incurred during 2020 and a change to the manner that the advisory fee is calculated that was effective July 17, 2019, concurrent with the termination of the Private Offering and commencement of the IPO. We, through our wholly owned subsidiary, have entered into master repurchase agreements and incurred costs which are deferred over the loan term. Debt finance costs increased due to the extension fees paid for the CF Repo Facility (defined below) and the addition of the JPM Repo Facility (defined below) in Q2 2019 and the associated amortization of debt finance costs for both in 2020 compared to 2019. The increase in professional service fees was primarily due to the write off of deferred costs related to the issuance of a collateralized loan obligation we did not complete due to the economic impact of COVID-19 and increased legal expenses. The increase in real estate owned operating expenses and depreciation and amortization were from the hotel acquired through a deed-in-lieu of foreclosure transaction during August 2020. The increase in other expenses was due to higher mortgage servicing fees due to additional loans added to the portfolio and D&O insurance expense. For the nine-months ended September 30, 2020 our total operating expenses were 1.4% of our average invested assets.

Other (Loss) Income

For the nine-months ended September 30, 2020 and 2019, we had net unrealized (loss) gain in value of real estate securities of ($5,499) and $1,585, respectively. The CMBS market has experienced significant disruption beginning in March 2020 due to the economic decline related to COVID-19. The value of the CMBS we held was impacted by the overall market decline, with those securities secured by hospitality properties being severely impacted. For the nine-months ended September 30, 2020 and 2019, we had realized losses on the sale of real estate securities of $29,218 and $43, respectively. During the nine-months ended September 30, 2020, we also recorded a provision for loan losses of $5,711 for impairment on one first mortgage loan that was settled via a deed-in-lieu of foreclosure and recorded a realized loss on the sale of a commercial loan for $375. See further discussion in “Note 3 – Commercial Mortgage Loans Held for Investment.”

Net (Loss) Income

For the nine-months ended September 30, 2020 and 2019, our net (loss) income was $(30,796) and $9,361, or $(2.67) and $1.11 per share (basic and diluted), respectively. The decrease in net income was primarily due to significant realized and unrealized losses on real estate securities resulting from the COVID-19 pandemic in 2020, a provision for loan losses in 2020 and higher operating expenses partially offset by an increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offerings and borrowings.

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

Our business plan is to operate as a mortgage REIT with our portfolio primarily consisting of CRE debt and CRE securities. Beginning in the third quarter of 2020 as a result of the hotel property acquired through a deed-in-lieu of foreclosure transaction, FFO will be adjusted for real estate related depreciation and amortization.

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

Our FFO and MFFO are calculated as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019
GAAP net income (loss)	$6,056	$3,256	$(30,796)	$9,361
Depreciation and amortization	122	—	122	—
Funds from operations	$6,178	$3,256	$(30,674)	$9,361

Amortization of discount on real estate securities	2	(211)	(307)	(594)
Amortization of debt financing costs	403	271	961	692
Non-cash adjustment for ground lease	30	—	30	—
Provision for loan losses	(54)	—	5,711	—
Realized loss on sale of commercial loan	—	—	375	—
Unrealized (gain) loss on real estate securities	(13,404)	205	5,499	(1,585)
Realized loss on sale of real estate securities	9,930	—	29,218	43
Modified funds from operations	$3,085	$3,521	$10,813	$7,917

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

Though we did not calculate the NAV for the months of March through May 2020, our Advisor subsequently determined that there was reduced volatility in the market for our investments and some improvement in the U.S. economic outlook and resumed calculation of the NAV beginning as of June 30, 2020. In August 2020 we resumed paying distributions monthly to stockholders of record for all classes of shares. On October 1, 2020, the SEC declared effective our post-effective amendment to our registration statement on Form S-11 thereby permitting us to resume offers and sales of shares of common stock in our IPO, including through the DRP. We will continue to closely monitor the pandemic, the economy and the markets for our investments in order to determine an appropriate time to resume the SRP. Please refer to “Note 15 – Subsequent Events” and Part II, for additional updates on our business after September 30, 2020.

The following table provides a breakdown of the major components of our NAV:

Components of NAV	As of September 30, 2020
Commercial mortgage loans	$452,415
Real estate owned, net	21,600
Real estate securities	12,790
Cash and cash equivalents and restricted cash	52,828
Receivable for securities sold	12,066
Other assets	6,720
Repurchase agreements - commercial mortgage loans	(301,330)
Due to related parties	(2,013)
Distributions payable	(866)
Interest payable	(230)
Accrued stockholder servicing fees(1)	(30)
Other liabilities	(3,122)
Net asset value	$250,828
Number of outstanding shares	11,631

(1)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of September 30, 2020, we have accrued under GAAP $723 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of September 30, 2020, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of September 30, 2020 ($ and shares in thousands except for per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$218,860	$14,122	$8,583	$—	$1,082	$8,175	$250,828
Number of outstanding shares	10,152	654	397	—	50	378	11,631
NAV per share as of September 30, 2020	$21.5588	$21.6080	$21.6069	$—	$21.6029	$21.6085	$21.5655

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of September 30, 2020
Stockholders' equity per GAAP	$240,820
Adjustments:
Unamortized stockholder servicing fee	690
Unamortized offering costs	3,629
Real estate owned non-cash adjustments	18
Fair market value loan adjustment	5,671
Net asset value	$250,828

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

Cash Flow Analysis

	Nine-months Ended September 30,		Change
	2020	2019	2020 vs. 2019
Net cash provided by operating activities	$10,250	$6,649	$3,601
Net cash provided by (used in) investing activities	$132,709	$(218,329)	$351,038
Net cash (used in) provided by financing activities	$(127,770)	$230,698	$(358,468)

We held cash, cash equivalents and restricted cash of $52,828 and $37,639 as of September 30, 2020 and December 31, 2019, respectively. Our cash, cash equivalents and restricted cash increased due to normal fluctuations and were primarily related to the net proceeds from the Offerings and proceeds from CMBS sales.

Our operating activities generated net cash of $10,250 and $6,649 for the nine-months ended September 30, 2020 and 2019, respectively. The increase in cash from operating activities was due to the increase in the size of our investment portfolio.

Our investing activities generated and used net cash of $132,709 and $218,329 for the nine-months ended September 30, 2020 and 2019, respectively. The primary driver of the change was due to larger originations of mortgage loans during the nine-months ended September 30, 2019 as compared to the nine-months ended September 30, 2020. There also were purchases of CMBS during the nine-months ended September 30, 2019. In 2020, our purchases of CMBS halted beginning in March primarily because of the uncertainty created by the impact of the COVID-19 pandemic on the market. We also sold CMBS and a credit loan during 2020 generating proceeds of $96,453 and $9,625, respectively.

Our financing activities used net cash of $127,770 for the nine-months ended September 30, 2020, compared to providing net cash of $230,698 for the nine-months ended September 30, 2019. The net cash used during the nine-months ended September 30, 2020 was driven by $141,998 net paydowns on our repurchase agreement financing offset partially by $22,547 in net proceeds from the issuance of our common stock. For the nine-months ended September 30, 2019, the net cash came from $135,330 in net proceeds from our repurchase agreement financing and $108,769 in net proceeds from the issuance of our common stock.

Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. In March 2020, we increase the maximum advance amount to $300,000 with this increase as amended expiring on June 30, 2020 whereupon the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in March 2020 to February 2021. Advances under the CF Repo Facility accrue interest at a per annum rate equal to LIBOR plus 2.0%. The CF Repo Facility is generally subject to certain financial covenants. We were in compliance with all financial covenant requirements as of September 30, 2020.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of September 30, 2020.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Repo Facilities as of September 30, 2020 and December 31, 2019:

September 30, 2020					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$170,598	$133	$242,577	2.15%	135
JPM Repo Facility	150,000	130,778	98	187,992	2.07%	218
	$400,000	$301,376	$231	$430,569	2.12%	171

December 31, 2019					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$224,590	$327	$304,708	3.74%	318
JPM Repo Facility	150,000	111,295	157	153,194	3.63%	492
	$400,000	$335,885	$484	$457,902	3.70%	376

(1)	Excludes $46 and $80 of unamortized debt issuance costs at September 30, 2020 and December 31, 2019, respectively.

Real Estate Securities

As of September 30, 2020 and December 31, 2019, we had entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below. As of September 30, 2020, we repaid all borrowings under the master repurchase agreements and had no balances outstanding.

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of September 30, 2020	$—	$—	$—	—	—
As of December 31, 2019	$107,489	$168	$149,164	3.14%	11

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

On July 31, 2020, August 31, 2020 and September 30, 2020, for all classes of shares we paid the same gross distribution based on monthly record dates, payable in arrears the following month, equal to monthly amounts of 1/12th of $0.8576, $0.88 and $0.90 per share, respectively. The gross distribution was reduced for certain classes of our common stock for applicable class-specific expenses to arrive at the net distribution amount for those classes. During the nine-months ended September 30, 2020 and 2019, we did not have shares outstanding of Class S common stock.

	Nine-Months Ended September 30,
	2020	2019
Distributions
Paid in cash	$6,770	$11,373
Reinvested in shares	127	1
Total distributions	$6,897	$11,374
Cash flows from operating activities	$10,250	$6,649

(1)	For the nine-months ended September 30, 2020 and 2019, none and 41.5% of distributions were paid from the net combined proceeds of our Offerings, respectively.

On March 24, 2020, our Board suspended the payment of distributions to our stockholders.

On July 14, 2020, in anticipation of the potential future reinstatement of the distribution reinvestment plan, our Board approved an amended and restated DRP, which became effective on August 7, 2020. As amended, stockholders who hold Class P Shares may now elect to participate in the DRP, and cash distributions with respect to Class P Shares will be applied to the purchase of Class I shares. The DRP resumed on October 1, 2020 when the SEC declared effective our post-effective amendment to our registration statement on Form S-11.

In determining to suspend the payment of distributions and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. Though we did not calculate the NAV for the months of March, April and May 2020, our Advisor subsequently determined that there was reduced volatility in the market for our investments and some improvement in the U.S. economic outlook and resumed calculation of the NAV beginning as of June 30, 2020. In August 2020 we resumed paying distributions monthly to stockholders of record for all classes of shares. Please refer to “Note 15 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on our business after September 30, 2020 and risk factors related to the COVID-19 pandemic, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of September 30, 2020 and December 31, 2019 are summarized as follows:

As of September 30, 2020	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - real estate securities	$—	—	—	—	$—
Borrowings under repurchase agreements - commercial mortgage loans(1)	301,376	—	—	—	301,376
Rental payments under ground lease	1,476	3,221	3,463	272,049	280,209
Total	$302,852	$3,221	$3,463	$272,049	$581,585

As of December 31, 2019
Borrowings under repurchase agreements - real estate securities	$107,489	$—	$—	$—	$—
Borrowings under repurchase agreements - commercial mortgage loans(1)	335,885	—	—	—	335,885
Total	$443,374	$—	$—	$—	$335,885

(1)	Excludes $46 and $80 of unamortized debt issuance costs at September 30, 2020 and December 31, 2019, respectively.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions. As of September 30, 2020, we had 20 of such loans with a total remaining future funding commitment of $53,890. As of December 31, 2019, we had 22 of such loans with a total remaining future funding commitment of $54,620. The future funding commitments are advanced if the borrower has met certain loan specific requirements.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the nine-months ended September 30, 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to “Note 15 – Subsequent Events” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the nine-months ended September 30, 2020 and 2019, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both September 30, 2020, and December 31, 2019, our investment portfolio was 96% and 97% variable rate investments based on LIBOR for various terms, respectively. Borrowings under our master services agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2020	December 31, 2019
(-) 50 Basis Points	2.24%	11.33%
(-) 25 Basis Points	2.24%	8.23%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(3.77)%	4.60%
(+) 50 Basis Points	(7.54)%	5.74%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three-months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report and Quarterly Reports for the Quarterly Periods Ended March 31, 2020 and June 30, 2020 to reflect our taking ownership of the Renaissance Chicago O’Hare Suites Hotel, which we had disclosed as being expected in previous filings with the SEC.

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

As a result of our investments being secured entirely by properties located in the United States, the COVID-19 pandemic has adversely impacted and may further adversely impact our investments and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results. In particular, with respect to our investments in or secured by hospitality properties, a variety of factors related to the COVID-19 pandemic have, and are expected to continue to, cause a decline in business and leisure travel, including but not limited to (i) restrictions in travel, including those imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure or limited reopening of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the coronavirus. The borrower under our loan secured by the Renaissance Chicago O’Hare Suites Hotel defaulted during May 2020, and we have taken ownership of the hotel through a deed-in-lieu of foreclosure. We have also modified one loan secured by a hospitality property to assist the borrower in dealing with the effects of the pandemic. In addition, with respect to our investments secured by retail properties, individual stores and shopping malls have been, and may continue to be, closed for an extended period of time or only open certain hours of the day.

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

The occurrence of a default on a CRE debt investment could result in our taking title to collateral. The borrower under one of our CRE loans secured by the Renaissance Chicago O’Hare Suites Hotel defaulted during May 2020, and we have taken ownership of the hotel through a deed-in-lieu of foreclosure. When there is a default on a CRE debt investment, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

We acquired a hotel from one of our borrowers and may acquire additional hotels. For so long as we own hotels or invest in loans secured by hotels and securities collateralized by hotels, we will be exposed to the unique risks of the hospitality sector, including seasonality, volatility and the severe reduction in occupancy caused by the COVID-19 pandemic.

We own the Renaissance Chicago O’Hare Suites Hotel, which we acquired through a deed-in-lieu of foreclosure transaction, and we may foreclose upon or otherwise own other hospitality properties in the future. The hospitality market is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality market generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hospitality market, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality properties. The demand for rooms at any hospitality properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. For example, the hospitality market has been and continues to be severely impacted by the COVID-19 pandemic. These factors could have a material adverse effect on the performance of our hotels, our results of operations, our ability to pay distributions to stockholders and our NAV.

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

We own a ground lease interest in, as opposed to fee title to, the Renaissance Chicago O’Hare Suites Hotel. This ground lease runs through March 2098. If we are unable or otherwise fail to comply with the terms of the ground lease, for example, because the hotel and our other investments fail to generate enough cash to allow us to make our rent payments, we may lose our interest in the hotel or suffer other adverse outcomes under the lease.

Risks Related to our REIT Status and Certain Other Tax Items

Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.

When we foreclose, or consider foreclosing, on properties securing defaulted loans that we hold, we consider the impact that taking ownership of such properties has on our ability to continue to qualify to be taxed as a REIT and any tax liabilities attributable thereto if we continue to qualify as a REIT. In certain cases, operation of real property will not generate qualifying rents from real property for purposes of the REIT gross income tests, e.g., income from operation of a hotel. In certain circumstances, we will be able to make an election with the IRS to treat property we take possession of in a foreclosure as “foreclosure property.”  If, and for so long as, such property qualifies as “foreclosure property,” income therefrom is treated as qualifying income for purposes of both REIT gross income tests and gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales, regardless of our how short our holding period in such property is when we sell such property or other dealer sales considerations. On the other hand, net income with respect to a property for which we have made a foreclosure property election that would not otherwise be qualifying income for purposes of the gross income tests will be subject to corporate income tax. In certain circumstances, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated while we believed it continued to qualify, possibly causing us to fail one or both gross income tests or causing any gain from sale of such property to be subject to the prohibited transaction tax.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We have not sold any securities which were not registered under the Securities Act during the period covered by this report.

Use of Proceeds (Dollar amounts in thousands)

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465), covering the IPO of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation serves as our dealer manager for the IPO.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of September 30, 2020, we received net offering proceeds of $36,314 from the IPO. The following table summarizes certain information about the IPO proceeds ($ in thousands except for share data):

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	653,566	397,251	—	50,081	377,105	1,478,003
Gross proceeds from primary offering	$17,308	$10,206	$—	$1,237	$9,410	$38,161
Reinvestments of distributions	73	33	—	18	40	164
Total gross proceeds	17,381	10,239	—	1,255	9,450	38,325
Selling commissions and dealer manager fees	1,004	284	—	—	—	1,288
Stockholder servicing fees	—	615	—	108	—	723
Total expenses	1,004	899	—	108	—	2,011
Net offering proceeds(1)	$16,377	$9,340	$—	$1,147	$9,450	$36,314

(1)	Excludes company-level offering costs of $3,573.

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

On March 24, 2020, our Board suspended our IPO, effective immediately, and the DRP, effective April 6, 2020.

In determining to suspend the IPO and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. After determining that there had been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook, our Advisor resumed calculation of the NAV beginning as of June 30, 2020 , and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s registration statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

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

On March 24, 2020, our Board suspended our SRP. The SRP will remain suspended until such time as our Board approves its resumption. During the three months ended September 30, 2020, we did not repurchase any shares of our common stock due to the suspension of the SRP in March.

In determining to suspend the SRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and uncertain and rapidly changing economic conditions. Though we did not calculate the NAV for the months of March through May 2020, our Advisor subsequently determined that there was reduced volatility in the market for our investments and some improvement in the U.S. economic outlook and resumed calculation of the NAV beginning as of June 30, 2020. However, the SRP remains suspended. We will continue to closely monitor this situation in order to determine an appropriate time to resume the SRP. Please refer to “Note 15 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates on our business after September 30, 2020 and risk factors related to the COVID-19 pandemic, respectively.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on November 12, 2020 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	November 12, 2020

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 12, 2020