Form 10-K
period 2020-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2021-03-19
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

There is no established market for the registrant’s shares of common stock. As of March 15, 2021, the Registrant had 11,642,173 shares of common stock outstanding, consisting of: 10,151,787 shares of Class P common stock, 657,457 shares of Class A common stock, 398,971 shares of Class T common stock, 50,624 shares of Class D common stock, 383,334 shares of Class I common stock and no shares of Class S common stock.

PART I

Item 1. Business.

General Development of the Business

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

We are externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. (“Inland”). The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing our CRE investment portfolio, subject to the supervision of our board of directors (the “Board”). The Advisor performs its duties and responsibilities as our fiduciary pursuant to an amended and restated advisory agreement dated April 29, 2019 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”), which supersedes and replaces the advisory agreement dated October 25, 2016 (the “Prior Advisory Agreement”).

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP (“Sound Point CRE”), pursuant to an amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated April 29, 2019, which supersedes and replaces the sub-advisory agreement dated October 25, 2016. Sound Point CRE is a subsidiary of Sound Point Capital Management, LP (“Sound Point”). Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate our investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of our assets and calculation of our net asset value (“NAV”); (ii) management of our day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of our annual stockholder meetings; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

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

On May 3, 2019, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement and we commenced the IPO. Prior to July 17, 2019 (the “NAV Pricing Date”), the purchase price for each class of our common stock in our primary offering was $25.00 per share, plus applicable upfront selling commissions and dealer manager fees. Following the NAV Pricing Date, the purchase price per share for each class of common stock in the IPO varies and generally equals our prior month’s

NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as our exclusive dealer manager for the IPO on a best efforts basis. As of March 15, 2021, we had received and accepted investors’ subscriptions for and issued 657,457 Class A shares, 398,971 Class T shares, 50,624 Class D shares and 380,744 Class I shares in the IPO, resulting in gross proceeds of $38.5 million, including proceeds from the distribution investment plan. As of March 15, 2021, $2.31 billion of common stock remained available to be sold in the IPO.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (the “DRP”), effective May 3, 2019, whereby Class A, Class T, Class S, Class D and Class I stockholders have the option to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the DRP will be immediately reinvested in the same class of our shares of common stock on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the DRP is equal to the most recently published transaction price at the time the distribution is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP.

On March 24, 2020, our Board suspended (i) the sale of shares in the IPO, (ii) the operation of the share repurchase plan (the “SRP”), (iii) the payment of distributions to our stockholders, and (iv) the operation of the DRP, effective as of April 6, 2020. In determining to suspend the IPO, the SRP, the payment of distributions and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions.

As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved. In August 2020, we resumed paying distributions monthly to stockholders of record for all classes of our common stock. On October 1, 2020, the SEC declared effective our post-effective amendment to the Registration Statement thereby permitting us to resume offers and sales of shares of common stock in the IPO, including through the DRP.

We reserve the right to amend, suspend or terminate our DRP without the consent of our stockholders, provided that notice is sent to participants at least ten business days prior to the effective date. Participants may terminate their participation in the DRP with five business days’ prior written notice to us.

Share Repurchase Plan

We have adopted a share repurchase plan, effective May 3, 2019, whereby on a monthly basis, stockholders who have held their shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our Board modifies, suspends or terminates the share repurchase plan.

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

As noted above, our Board suspended the SRP on March 24, 2020. On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. Permitted repurchase requests must be submitted on or after March 1, 2021. The first settlement of permitted repurchase requests will be on March 31, 2021, the last business day of the month.

On July 1, 2021, our SRP will be reinstated for all stockholders. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests will be on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of July, August and September 2021, the total amount of aggregate repurchases of shares (including Class P Shares) will be limited to no more than 1% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

Investment Portfolio

Our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of the underlying collateral securing the CRE debt and CRE securities. We intend that the real estate underlying our CRE debt and CRE securities investments, as well as CRE equity investments we may make, will be located within the United States and diversified by property type, geographic location, owner/operator and tenant. As of December 31, 2020 and 2019, our investment portfolio consisted of $441.8 million and $504.7 million, respectively, in commercial mortgage loans held for investment and $0 and $157.9 million in CMBS, respectively. As of December 31, 2020, in addition to the debt investments we own in our investment portfolio, we also owned one 362-room hotel located in Chicago, Illinois, commonly known as the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) through a ground lease interest that we acquired via deed-in-lieu-of-foreclosure on August 20, 2020, from the borrower under one of our first mortgage loans.

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

Many investment opportunities that are suitable for us may also be suitable for one or more investment funds, REITs, vehicles, accounts, products or other similar arrangements sponsored, advised and/or managed by the Sub-Advisor or its affiliates (“Other Sound Point Accounts”). If both we and an Other Sound Pont Account are interested in making an investment, the Sub-Advisor or its affiliates will determine which program is ultimately awarded the right to pursue the investment in accordance with the Sub-Advisor’s investment allocation guidelines. The Sub-Advisor is responsible for facilitating the investment allocation process and could face conflicts of interest in doing so. The Sub-Advisor is required to provide information to our Board to enable our Board, including the independent directors, to determine whether the investment allocation procedures summarized below are being fairly applied to us.

Our Sub-Advisor and its affiliates have adopted investment allocation guidelines to address conflicts of interest arising from the allocation of investment opportunities among us and Other Sound Point Accounts. The Sub-Advisor will screen the suitability of each investment opportunity for each account based on the following criteria (the “Screening Criteria”): liquidity position (i.e., sufficiency of available cash to make and support the investment or need to raise cash); strategic investment objectives; appropriateness of investment based on current portfolio composition, including loan-type, loan-size, asset-type and geographic or borrower diversity; time horizon; tax sensitivity; and any applicable legal or regulatory restrictions, or governing document applicable covenants or asset tests/restrictions.

Since bespoke whole commercial real estate loan investments are not divisible and cannot be allocated pro rata as a general matter, the Sub-Advisor and its affiliates will allocate investment opportunities on a pre-determined rotational order and maintain a record of such rotations. Any new account will be added to the bottom of the rotational queue. If, upon giving due consideration to the Screening Criteria, the Sub-Advisor and its affiliates reasonably determine in their discretion that an investment opportunity is suitable and appropriate for only one account, the investment opportunity will be allocated to such account without regard to or any resulting effect upon the then-current rotational order. If, however, upon giving due consideration to the Screening Criteria, the Sub-Advisor and its affiliates reasonably determine that an investment opportunity is suitable and appropriate for two or more accounts, the investment opportunity will be allocated to the account that has not executed a written non-binding expression of interest (subject to Sub-Advisor and affiliates’ underwriting and due diligence) in providing commercial real estate debt financing related to a separate investment opportunity previously allocated to it for the longest period of time. In such instance, the account receiving allocation of such investment opportunity will thereupon be moved to the bottom of the rotational queue.

Human Capital

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

Tax Status

We believe we have operated, and we intend to continue to operate, in a manner that has allowed us, and will allow us to continue, to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders and maintain our qualification as a REIT.

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

Item 1A. Risk Factors.

Summary of Risk Factors

Risks Related to an Investment in Our Company

•	There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our SRP.
•	We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps.
•	Our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.
•	If stockholders do sell their shares to us, they may receive less than the price they paid.
•

The amount and source of distributions we may pay to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to pay distributions to our stockholders at any time in the future.

•

We have paid and may continue to pay distributions from sources other than our earnings and cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

•

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

•	Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
•

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of investments in us will fluctuate with the performance of the specific assets we acquire.

•	NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
•

Because we are dependent upon the Advisor, the Sub-Advisor and their affiliates to conduct our operations and we are also dependent upon the Dealer Manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

Risks Related to Our Investments

•	The continuing spread of COVID-19 has had a significant adverse effect on certain of our investments and may adversely affect our investments and operations in the future.
•

The CRE debt we originate and invest in and mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

•

We acquired a hotel from one of our borrowers and may acquire additional hotels. For so long as we own hotels or invest in loans secured by hotels and securities collateralized by hotels, we will be exposed to the unique risks of the hospitality sector, including seasonality, volatility and the severe reduction in occupancy caused by the COVID-19 pandemic.

•	A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
•	We may not be effective in originating, acquiring and managing our investments.
•	Delays in liquidating defaulted CRE debt investments could reduce our investment returns.
•	We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
•	We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.
•	CRE debt restructurings may reduce our net interest income or require provisions for loan losses.
•	Our CRE debt and securities investments may be adversely affected by changes in credit spreads.

•	Provision for loan losses is difficult to estimate, particularly in a challenging economic environment.
•

The subordinate CRE debt we originate and acquire may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

•	We may make investments in assets with lower credit quality, which will increase our risk of losses.
•	Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.
•	Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.
•	Insurance may not cover all potential losses on CRE investments, which may impair the value of our assets.
•	If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
•	Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments and expose us to liability.
•	We invest in CRE securities, including CMBS, CRE, collateralized loan obligations (“CLOs”) and other subordinate securities, which entail certain heightened risks.
•

The terms of our CRE debt investments are based on our projections of market demand, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.

•

The expected discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

Risks Related to Our Financing Strategy

•	We use leverage to originate and acquire our investments, which may adversely affect our return on our investments and may reduce cash available for distribution.
•	Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
•

Hedging against interest rate and currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

•

We use short-term borrowings to finance our investments and may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our financial condition and results of operations.

•

The repurchase agreements, secured loans and other financing arrangements that we use to finance our investments may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

•	Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Risks Related to Conflicts of Interest

•

The Sub-Advisor may face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs affiliated with Sound Point.

•

The Advisor faces a conflict of interest because the management fee and performance fee are based on the value of our investment portfolio as determined in connection with our determination of NAV, which is calculated by the Advisor.

•

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of the Advisor and the Sub-Advisor face conflicts of interest related to their positions or interests in affiliates of Inland and Sound Point, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Risks Related to Regulatory Matters

•

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our REIT Status and Certain Other Tax Items

•	If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
•	The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT
•

Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.

•

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce overall returns to stockholders.

•

Our charter does not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our Board.

•

Our ownership of and relationship with any taxable REIT subsidiary that we may form or acquire is subject to limitations, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

•	Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.

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

There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our SRP. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. If stockholders do sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us pursuant to our SRP will likely be the only way for our stockholders to dispose of their shares, and there can be no assurance that our SRP will be available at any given time, as our Board may determine to suspend the plan based on economic conditions or for any other reason it deems appropriate. Our Board suspended our SRP on March 24, 2020 and subsequently reinstated the SRP effective March 1, 2021 for stockholders requesting repurchase of shares as a result of the death or disability of the holder and for all other stockholders effective July 1, 2021, subject to certain aggregate repurchase limits. For the months of July, August and September 2021, the total amount of aggregate repurchases of shares (including Class P Shares) will be limited to no more than 1% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month). When our SRP is in effect, our stockholders who have held their shares for at least one year have the opportunity to request that we repurchase their shares on a monthly basis. We repurchase shares from requesting stockholders who have held their shares for at least one year on a monthly basis at a price equal to our most recently determined NAV per share for the applicable class of share on the date the repurchase request is processed, and not based on the price at which the stockholder initially purchased his or her shares. As a result, our stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our repurchase program.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our SRP at a time when such events are adversely affecting the performance of our assets. Our SRP was suspended and may be suspended again in the future.  Even if we decide to satisfy all repurchase requests within the limits of our SRP, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The Advisor and the Sub-Advisor manage our portfolio pursuant to very broad investment guidelines and generally are not required to seek the approval of our Board for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our Board approved very broad investment guidelines that delegate to the Advisor the authority to execute originations, acquisitions and dispositions of CRE debt, CRE securities and real estate properties on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. Pursuant to the Sub-Advisory Agreement, the Advisor delegated this authority to the Sub-Advisor, under the supervision of the Advisor. There can be no assurance that the Advisor and the Sub-Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our Board reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our Board or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Advisor and the Sub-Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Advisor. Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our Board.

The amount and source of distributions we may pay to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to pay distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to pay distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Because we have a limited operating history and have not identified all of the assets we may acquire with the proceeds of the IPO, we may not generate sufficient income to pay distributions to our stockholders. Our Board will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to pay distributions to our stockholders are:

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

As a result, we may not be able to pay distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our stockholders’ investments. Though we paid distributions to our stockholders on a monthly basis from December 5, 2016 to March 24, 2020, our Board suspended distributions from March 24, 2020 to July 30, 2020 as a result of the COVID-19 pandemic and may do so again in the future.

We have paid and may continue to pay distributions from sources other than our earnings and cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient earnings and cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of the IPO, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. We have funded distributions, in part, using offering proceeds and, in the future, we may again pay distributions from sources other than earnings and cash flow from operations. For example, during the year ended December 31, 2019, 38.3% of our total distributions were paid from offering proceeds.

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

Purchases in our public offering and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.

Our offering price per share and the price at which we make repurchases of our shares generally will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which an investor in the offering makes a subscription request or a stockholder makes a repurchase request, may be significantly different than the transaction price they pay or the repurchase price they receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that they acquire or we repurchase shares, but the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion offer and repurchase shares at a different price that we believe is more appropriate than the prior month’s NAV per share, including by updating a previously disclosed transaction price, or suspend our offering and/or our share repurchase plan in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe suspension is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of the end of the prior month but still may not equal our NAV per share at the time of an investor’s purchase or our repurchase.

Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

The Advisor determines the fair value of our investments as of the last day of each month. Within the parameters of our valuation guidelines, the valuation methodologies used to value our assets involves subjective judgments. The fair values of commercial loans are determined by analyzing interest rate spreads on loans based on various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our investments are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our investments may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price at which shares may be repurchased by us pursuant to our SRP is based on our estimated NAV per share, stockholders may receive less than realizable value for their investment.

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

Our IPO is being made on a “best efforts” basis, meaning that the Dealer Manager and broker-dealers participating in the distribution of shares in our IPO (“participating broker-dealers”) are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any shares of our common stock in our IPO. As a result, the amount of proceeds we raise in our

IPO may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in our IPO. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to our stockholders. Certain participating broker-dealers suspended the sale of public, non-listed REITs, including our shares, as a result of the COVID-19 pandemic. Although most of those suspensions occurred during the period when our IPO was suspended by our Board, there is no assurance that our participating broker-dealers’ sales efforts will return to pre-suspension levels or resume at all, which increases the risk that we are unable to raise substantial funds in our IPO.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of our offering proceeds promptly, which may cause our distributions and investment returns to be lower than they otherwise would be.

The more shares we sell in our IPO, the greater our challenge is to invest all of our net offering proceeds. If we raise substantial offering proceeds in a short period of time, there may be delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our IPO may be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to pay distributions, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower our overall returns.

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

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer.  The impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our continuous public offering to certain retail customers.  If Regulation Best Interest reduces our ability to raise capital in our IPO, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

The Sub-Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to pay distributions and lower the overall return on our stockholders’ investment.

We rely upon the Sub-Advisor to identify suitable investments. The investment professionals of the Sub-Advisor must determine which investment opportunities to recommend to us and to existing and future investment vehicles which are affiliated with Sound Point CRE, the parent of the Sub-Advisor. The Sub-Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our investment objectives. If we, through the Sub-Advisor, are unable to find suitable investments promptly, we may hold the proceeds from the IPO in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees and expenses in connection with the IPO and distributions. Therefore, delays in investing proceeds we raise from the IPO could impact our ability to generate cash flow for distributions or to achieve our investment objectives.

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

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of the Advisor and the Sub-Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our CRE debt investments. Stockholders must rely entirely on the management abilities of the Advisor and the Sub-Advisor and the oversight of our Board, along with those of our third-party servicers.

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

The loss of or the inability to retain or hire key investment professionals at the Advisor, the Sub-Advisor or their respective affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to pay distributions and decrease the value of our stockholders’ investment.

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

Risks Related to Our Investments

The continuing spread of COVID-19 has had a significant adverse effect on certain of our investments and may adversely affect our investments and operations in the future.

Since its discovery in December 2019, COVID-19 has spread from China to most other countries, including the United States. The World Health Organization declared the COVID-19 outbreak a pandemic, the Health and Human Services Secretary declared a public health emergency in the United States and the President of the United States declared a national emergency. Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The severity and length of the impact of the COVID-19 pandemic on the U.S. and world economies is uncertain and could result in a more severe world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and may result in increased unemployment. We are not limited to investing in any particular commercial real estate sector, and the effects of the pandemic may have material short-term and long-term negative effects on our borrowers and the real estate securities we may own and the performance and value of the commercial properties securing or underlying the value of our investments.

As a result of our investments being secured entirely by properties located in the United States, the COVID-19 pandemic has adversely impacted and may further adversely impact our investments and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results. In particular, with respect to our investments in or secured by hospitality properties, a variety of factors related to the COVID-19 pandemic have, and are expected to continue to, cause a decline in business and leisure travel, including but not limited to (i) restrictions in travel, including those imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure or limited reopening of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the coronavirus. The borrower under our loan secured by the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) defaulted during May 2020, and we have taken ownership of the hotel through a deed-in-lieu of foreclosure, and we expect to incur operating losses through the first half of 2021 and perhaps beyond, depending on the future effects of the pandemic and the effectiveness of vaccinations and treatments. In addition, with respect to our investments secured by retail properties, individual stores and shopping malls have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Adaptations made by companies in response to “stay-at-home” orders and future limitations on in-person work environments could lead to a sustained shift away from collective in-person work environments and adversely affect the overall demand for office space over the long term and negatively affect our borrowers whose loans are secured by office properties.

Our borrowers or the borrowers of loans that underlie any real estate securities we may invest in may be unable to timely execute their business plans, may have to temporarily close their businesses or limit their operations or may experience other negative business consequences and request interest deferrals or forbearance or other modifications of their loans due to the impact of the COVID-19 pandemic. We have already modified one loan secured by a hospitality property, one loan secured by a retail property and two loans secured by office properties to assist the borrowers in dealing with the effects of the pandemic, and the economic effects of the pandemic may result in more modifications and potentially defaults or foreclosures on assets underlying our loans, which could adversely affect the credit profile of our assets and our results of operations and financial condition.

Although the U.S. Food and Drug Administration has approved certain therapies and vaccines for emergency use and distribution to certain groups of individuals as of the date of this report, the initial rollout of vaccine distribution has encountered significant delays, and there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines, if any, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our or our borrowers’ performance, financial condition, results of operations, and cash flows.

To the extent the COVID-19 pandemic results in a more severe world-wide economic downturn, there will likely be widespread corporate bankruptcies and a continued increase in unemployment, which could negatively impact our investments and operations, as well as our ability to pay distributions to our stockholders. The extent to which the coronavirus further impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, and the availability of effective therapies or vaccines, among others. The negative impacts to our business as a result of the pandemic could exacerbate other risks described in this Annual Report on Form 10-K.

Our CRE debt and securities investments are subject to the risks typically associated with CRE.

Our CRE debt and securities investments are subject to the risks typically associated with CRE, including:

•

local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, virus outbreaks and pandemics (including the COVID-19 pandemic), the sovereign debt crises and other factors;

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

Many of our investments may be susceptible to economic slowdowns, recessions or depressions, including as a result of the COVID-19 pandemic, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown, or recession or depression, in addition to other economic and non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Borrowers may be less likely to achieve their business plans and be able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. In addition, declining real estate values will reduce the value of any of our investments. A strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to finance our portfolio, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to pay distributions to stockholders.

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

We own the Renaissance O’Hare, which we acquired through a deed-in-lieu of foreclosure transaction, and we may foreclose upon or otherwise own other hospitality properties in the future. The hospitality market is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality market generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hospitality market, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality properties. The demand for rooms at any hospitality properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. For example, the hospitality market has been and continues to be severely impacted by the COVID-19 pandemic, and the pandemic has had a material adverse effect on the performance of the Renaissance O’Hare, which is likely to continue until the effects of the pandemic on travel and in-person gatherings subside. Any of the aforementioned factors could have a material adverse effect on the performance of our hotels, our results of operations, our ability to pay distributions to stockholders and our NAV.

The following factors should be considered in the context of hotels given that the COVID-19 pandemic has been significantly adversely affecting the ability of hotel managers to successfully operate hotels and has had, and the continued and prolonged effects of the COVID-19 pandemic are likely to continue to have, a significant adverse effect on the financial condition, results of operations and cash flows of hotels due to, among other factors:

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
•

commercial airline service has at various times been reduced or suspended to many areas in the United States, and if airline service does not increase or return to normal pre-pandemic levels, it could negatively affect our hotel revenues, particularly at hotels that are located near major airports and convention centers outside the central business district, such as the Renaissance O’Hare, which depend heavily on the volume of air travel and meetings and other events, particularly those of businesses, for their revenues;

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

We own a ground lease interest in, as opposed to fee title to, the Renaissance O’Hare. This ground lease runs through March 2098. If we are unable or otherwise fail to comply with the terms of the ground lease, for example, because the hotel and our other investments fail to generate enough cash to allow us to make our rent payments, we may lose our interest in the hotel or suffer other adverse outcomes under the lease.

Delays in liquidating defaulted CRE debt investments could reduce our investment returns.

The occurrence of a default on a CRE debt investment could result in our taking title to collateral. The borrower under one of our CRE loans, secured by the Renaissance O’Hare, defaulted during May 2020, and we have taken ownership of the hotel through a deed-in-lieu of foreclosure. When there is a default on a CRE debt investment, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

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

We may make investments in non-performing real estate assets, in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments. Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Nonperforming properties, for instance, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment. Borrowers will typically try to create value in a non-performing real estate investment including by development, redevelopment or lease-up of a property. However, none of these strategies may be effective and the subject properties may never generate sufficient cash flow to support debt service payments. If this occurs, we may negotiate a reduced payoff, restructure the terms of the loan or enforce rights as lender and take title to collateral securing the loan with respect to CRE debt investments. It is challenging to evaluate non-performing investments, which increases the risks associated with such investments. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to pay distributions to our stockholders.

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

We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to pay distributions to our stockholders.

The seller of a property often sells such property in an “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we, the Advisor and the Sub-Advisor may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to pay distributions to our stockholders is dependent upon the success and economic viability of such borrowers and tenants.

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

We may originate or acquire properties located outside of the United States or loans that are made to borrowers or secured by properties located outside of the United States with the approval of our Board. These international investments present unique risks to our business.

Our Board may approve an investment in a property outside of the United States or in a CRE debt or CRE securities investment secured by a property located outside of the United States. Any international investments we make may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located and these laws may expose us to risks that are different from or in addition to those commonly found in the United States. We may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.

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

Certain of these risks may be greater in emerging markets and less developed countries. Each of these risks might adversely affect our performance and impair our ability to pay distributions to stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants or borrowers necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.

We invest in CRE securities, including CMBS, CRE, CLOs and other subordinate securities, which entail certain heightened risks.

We invest in a variety of CRE securities, including CMBS, CRE CLOs and other subordinate securities, which may be subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CRE CLOs entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS, CRE CLOs and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. For example, in the wake of the COVID-19 pandemic, the market value of our CMBS investments declined, and we began selling the CMBS portfolio in April 2020 and sold all of our CMBS positions in 2020 for $121.2 million recognizing a loss of $35.0 million on those sales. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS and CRE CLO investments. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

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

The terms of our CRE debt investments are based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, as the real estate market strengthens with the improvement of the U.S. economy, we will face increased competition, which may make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.

The expected discontinuation of the LIBOR may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

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

We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. If economic conditions worsen, we could suffer a severe downturn and liquidity crisis. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. If we cannot obtain sufficient debt and equity capital on acceptable terms, our ability to grow our business, operate and pay distributions to stockholders could be severely impacted.

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

In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. To the extent these financing arrangements contain mark-to-market provisions, if the market value of the investments pledged by us declines due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the investment that serves as collateral for our financing arrangements to decline, and in such a scenario, it is likely that the terms of our financing arrangements would require partial repayment from us, which could be substantial. For example, in the wake of the COVID-19 pandemic, the purchasers of our CMBS under our master repurchase agreements required us to post additional assets as margin to secure our repurchase obligations. In April 2020, we sold six CMBS positions with values negatively impacted in the wake of the pandemic with a total par value of $63.3 million and realized losses on those sales of approximately $19.3 million.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.

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

We have broad authority to use leverage and high levels of leverage could hinder our ability to pay distributions and decrease the value of our stockholders’ investment.

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

The amount of financing we receive, or may in the future receive, under our repurchase agreements, secured loans and other financing arrangements, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements and secured loans typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call or increase collateral requirements. A margin call or increased collateral requirements would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call or increased collateral requirements could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to pay distributions to our stockholders, and could cause the value of our capital stock to decline. We may be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause us to incur losses. For example, in the wake of the COVID-19 pandemic, the purchasers of our CMBS under our master repurchase agreements required us to post additional assets as margin to secure our repurchase obligations, and in April 2020, we sold six CMBS positions with values negatively impacted in the wake of the pandemic with a total par value of $63.3 million and realized losses on those sales of approximately $19.3 million. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

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

On March 24, 2020, our Board suspended the payment of distributions to our stockholders after considering various factors, including the impact of the global COVID-19 pandemic on the economy and the inability to accurately calculate our NAV. On July 30, 2020, our Board began authorizing monthly distributions again consistent with its practice prior to the pandemic, but our Board may determine to formally suspend or otherwise not authorize monthly or any distributions in the future.

Our ability to pay distributions is limited by the requirements of Maryland law.

Our ability to pay distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus, unless our charter permits otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.

Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as a stockholder.

Our Board determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of our stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law (“MGCL”) and our charter, stockholders have a right to vote only on limited matters. Our Board’s broad discretion in setting policies and stockholders' inability to exert control over those policies increases the uncertainty and risks stockholders face. Under the MGCL and our charter, stockholders have a right to vote only on:

•	the election or removal of directors;
•

amendment of our charter, except that our Board may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue; (ii) effect certain reverse stock splits; and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;
•	certain reorganizations of our company, as provided in our charter;
•	certain mergers, consolidations, conversions or sales or other dispositions of all or substantially all our assets, as provided in our charter; and
•	statutory share exchanges.

Pursuant to the MGCL, all matters other than the election or removal of a director must be declared advisable by our Board prior to a binding stockholder vote. Our Board’s broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks they face.

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

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.

Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our Board may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in the IPO. Additionally, our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.

Payment of fees to the Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.

The Advisor, the Sub-Advisor and their affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay the Advisor substantial fees for these services, which reduces the cash available for investment or distribution to stockholders. We may increase the compensation we pay to the Advisor subject to approval by our Board and other limitations in our charter, which would further reduce the amount of cash available for investment or distribution to stockholders. Our Advisor has agreed to waive 50% of its management fee for the month of January 2021 and for future months until it notifies our Board that the waiver is terminated, which will increase the amount of cash that would otherwise be available to us, but the Advisor may revoke this waiver in its discretion at any time and without any advance notice.

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

We have operated and expect to continue to operate so as to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT. If we fail to maintain our qualification as a REIT in any tax year, then:

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

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and technical corrections legislation may adversely affect us or our stockholders. On March 27, 2020, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act made technical corrections to, or modified on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real-estate-related debt to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

We cannot provide assurance that the Tax Cuts and Jobs Act or any future changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our common stock or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of the Tax Cuts and Jobs Act, the CARES Act, and other legislative, regulatory or administrative developments and proposals and their potential effect on their investment.

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

To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our SRP generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce overall returns to stockholders.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to pay distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

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

Our charter does not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our Board.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.8% in value of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.8% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our Board, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our Board will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust or in the transfer being void.

The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the Ownership Limits granted to date may limit our Board’s power to increase the Ownership Limits or grant further exemptions in the future.

Non-U.S. stockholders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that recognizes gain upon a disposition of a “United States real property interest” (“USRPI”) or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on such gain. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. We will be a “United States real property holding corporation” (“USRPHC”) if the value of our USRPIs is equal to or greater than 50% of the value of our USRPIs, interests in non-U.S. real property and other trade or business assets at any time during the relevant testing period. We do not expect to be a USRPHC but cannot give assurances that we will not become a USRPHC. Even if we were a USRPHC, such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock (including a repurchase) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, even if we are not a USRPHC or are domestically controlled, distributions, including repurchases, by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions. Our shares are not regularly traded on an established securities market and we do not expect that they will be in the future.

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

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirement and avoiding the incurrence of income or excise taxes.

Rules enacted by the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” The CARES Act increases the 30% limitation to 50% for taxable years beginning in 2019 or 2020 and permits an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year.  Unless a partner elects otherwise, 50% of its share of a partnership’s “excess business interest” for its 2019 taxable year will be treated as paid by the partner in its 2020 taxable year and will not be subject to any limitation.  A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirement and the amounts we need to distribute to avoid incurring income and excise taxes.

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

Our Board is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

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

We own 100% of the stock of a TRS, and we may own more in the future. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of any calendar quarter. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. There can be no assurance that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

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

If our Operating Partnership failed to qualify as a partnership or is not disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

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

The publication of LIBOR rates may be discontinued by 2022. We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire MBS and other assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations and Revenue Procedure 2020-44 would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit REMICs to make certain modifications without losing REMIC qualification. The guidance does not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, individual retirement accounts, or IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, they should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;
•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•	the investment will not impair the liquidity of the trust, plan or IRA;
•	the investment will not produce “unrelated business taxable income” for the plan or IRA;
•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code

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

General Risk Factors

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

Market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate activities. In addition, market disruption, volatility or uncertainty may also expose us to increased litigation and stockholder activism. These conditions could materially disrupt our business, operations and ability to pay distributions to stockholders. Market volatility could also lead to significant uncertainty in the valuation of our investments, which may result in a substantial decrease in the value of our investments. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

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

We may not be able to pay distributions in the future.

Our ability to generate income and to pay distributions may be adversely affected by the risks described in this Annual Report on Form 10-K or any subsequent periodic reports. All distributions are made at the discretion of our Board, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time-to-time. We may not be able to pay distributions in the future.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive office is located at 2901 Butterfield Rd., Oak Brook, Illinois 60523. As part of the Advisory Agreement, the Advisor is responsible for providing office space and office services required in rendering services to us. As of the date of this Annual Report on Form 10-K, we own a ground lease interest in one hotel property acquired via deed-in-lieu of foreclosure during August 2020. See Item 15, Note 3 – “Commercial Mortgage Loans Held for Investment” and Note 13 – “Real Estate Owned” for further discussion.

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

Stockholders

As of March 15, 2021, there were 2,855 holders of Class P, 251 holders of Class A, 128 holders of Class T, 15 holders of Class D, 131 holders of Class I and no holders of Class S common stock.

Distributions

Our Board declared cash distributions payable to our Class P stockholders of record on each calendar day from January 1, 2017 through July 31, 2019, in an amount per share equal to 1/365th of $1.92. Distributions declared on or after August 1, 2019 through February 29, 2020 on Class P Shares were based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.92 per share. Distributions on Class A, Class T, Class D and Class I shares were based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.62 per share from August 1, 2019 through February 29, 2020.

On March 24, 2020, as a result of the COVID-19 pandemic, our Board suspended, among other things, the payment of distributions to our stockholders and the operation of our DRP, effective as of April 6, 2020. In making these decisions, our Board considered the difficulty of confidently determining an NAV as a result of the uncertainty surrounding the extent of the economic effects of the pandemic, as well as the financing challenges related to additional collateral required by the banks that regularly finance our assets. We believed that the responsible course of action in the face of the economic slowdown and uncertainty was to conserve liquidity and prioritize the payment of operating and other essential expenses until the extent of the economic effects of the pandemic could be better understood and analyzed.

After considering, among other things, the reduced volatility in the market for our investments and some improvement in the U.S. economic outlook, on July 30, 2020, our Board authorized a distribution on our common stock that was paid to stockholders of record as of July 31, 2020. The gross distribution was 1/12th of $0.8576 per share for all classes of shares, and the net distribution was reduced for certain share classes for applicable class-specific expenses. We declared a distribution to stockholders of record as of August 31, 2020 in the gross amount of 1/12th of $0.88 per share for all classes of shares. For stockholders of record as of September 30, 2020, October 31, 2020, November 30, 2020 and December 31, 2020, we declared a distribution in the gross amount of 1/12th of $0.90 per share for all classes of shares. For stockholders of record as of January 31, 2021, February 28, 2021 and March 31, 2021, we declared distributions of 1/12th of $0.95 per share, 1/12th of $1.00 per share and 1/12th of $1.05 per share, respectively. The amount of distributions we may pay in the future is not certain. The table below shows distributions paid during the periods presented ($ in thousands).

Year ended December 31, 2020
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.7648	$0.7148	$0.7148	$—	$0.7148	$0.7148
Stockholder servicing fee per share	N/A	N/A	0.1270	—	0.0373	N/A
Net distributions declared per share	$0.7648	$0.7148	$0.5878	$—	$0.6775	$0.7148

Year ended December 31, 2019
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.9200	$0.5400	$0.6750	$—	$0.5400	$0.6750
Stockholder servicing fee per share	N/A	N/A	0.0890	—	0.0209	N/A
Net distributions declared per share	$1.9200	$0.5400	$0.5860	$—	$0.5191	$0.6750

Year ended December 31, 2018
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.9200	$—	$—	$—	$—	$—
Stockholder servicing fee per share	N/A	—	—	—	—	—
Net distributions declared per share	$1.9200	$—	$—	$—	$—	$—

Distribution Reinvestment Plan

We have adopted a DRP, effective May 3, 2019, whereby holders of Class A, Class T, Class S, Class D and Class I shares will have their cash distributions automatically reinvested in additional shares of our common stock unless they elect to receive their distributions in cash or if the stockholder’s state or participating dealer does not allow automatic enrollment. Investors that are not automatically enrolled in our DRP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the DRP will be immediately reinvested in our shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the DRP will be equal to the most recently published transaction price at the time the distribution is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP. Shares acquired under the DRP will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in this offering.

On March 24, 2020, our Board suspended, among other things, the operation of the DRP, effective as of April 6, 2020. In determining to suspend the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. On October 1, 2020, the SEC declared effective our post-effective amendment to our registration statement on Form S-11 thereby permitting us to resume offers and sales of shares of common stock in our IPO, including through the DRP.

Participants may terminate their participation in the DRP with five business days’ prior written notice to us.

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

On December 1, 2020, the Company granted each of its three independent directors 464 restricted Class I shares for a total of 1,393 Class I shares with a grant date fair value of $21.54 per share and a total value of $30,000. The restricted Class I shares will vest in equal one-third increments on December 1, 2021, 2022 and 2023. On December 2, 2019, the Company granted each of its three independent directors 399 restricted Class I shares for a total of 1,197 Class I shares with grant date fair value of $25.07 per share and a total value of $30,000. The restricted Class I shares will vest in equal one-third increments on December 2, 2020, 2021 and 2022. On January 7, 2019, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a grant date fair value of $25.00 per share and a total value of $30. The restricted Class P Shares will vest in equal one-third increments on January 7, 2020, 2021 and 2022. On March 1, 2018, the Company granted 400 restricted Class P Shares to each of its three independent directors for a total of 1,200 Class P Shares at a grant date fair value of $25.00 per share for a total value of $30. These restricted Class P Shares vest in equal one-third increments on March 1, 2019, 2020 and 2021.

As of December 31, 2020, we have granted 4,990 restricted shares of which 1,599 have vested and none were forfeited. During the years ended December 31, 2020, 2019 and 2018, compensation expense associated with the restricted shares issued to the independent directors was $30,833, $20,833 and $8,333, respectively.

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

On March 24, 2020, our Board suspended (i) the sale of shares in the IPO, (ii) the operation of the SRP, (iii) the payment of distributions to our stockholders, and (iv) the operation of the DRP, effective as of April 6, 2020. In determining to suspend the IPO, the SRP, the payment of distributions and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions.

As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning of as June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved. In August 2020, we resumed paying distributions monthly to stockholders of record for all classes of our common stock. On October 1, 2020, the SEC declared effective our post-effective amendment to the Registration Statement thereby permitting us to resume offers and sales of shares of common stock in the IPO, including through the DRP.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of December 31, 2020, we received net offering proceeds of $36.4 million from the IPO. The following table summarizes certain information about the IPO proceeds ($ in thousands except for per share data):

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	655,835	398,233	—	50,393	379,365	1,483,826
Gross proceeds from primary offering	$17,308	$10,206	$—	$1,237	$9,418	$38,169
Reinvestments of distributions	122	54	—	25	81	282
Total gross proceeds	17,430	10,260	—	1,262	9,499	38,451
Selling commissions and dealer manager fees	1,004	284	—	—	—	1,288
Stockholder servicing fees	—	615	—	108	—	723
Total expenses	1,004	899	—	108	—	2,011
Net offering proceeds(1)	$16,426	$9,361	$—	$1,154	$9,499	$36,440

(1)

Excludes fund-level offering costs of $3,685. We primarily used the net offering proceeds from the IPO to originate CRE loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

Share Repurchase Plan

We have adopted a SRP, effective May 3, 2019, whereby on a monthly basis, stockholders who have held our shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our Board modifies, suspends or terminates the SRP.

In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. We may repurchase fewer shares than have been requested in any particular month to be repurchased under our SRP, or none at all, in our discretion at any time. In addition, the total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis in the following order of priority: (i) first, shares repurchased in connection with a death or disability, until all such shares have been repurchased; (ii) next, shares being repurchased from stockholder accounts with a small aggregate value of less than $500, until all such shares have been repurchased; and (iii) finally, all other shares submitted for repurchase. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the SRP, as applicable.

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

On March 24, 2020, our Board suspended our SRP. In determining to suspend the SRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and uncertain and rapidly changing economic conditions. As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved.

On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. Permitted repurchase requests must be submitted on or after March 1, 2021. The first settlement of permitted repurchase requests will be on March 31, 2021, the last business day of the month.

On July 1, 2021, our SRP will be reinstated for all stockholders. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests will be on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of July, August and September 2021, the total amount of aggregate repurchases of shares (including Class P Shares) will be limited to no more than 1% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

During the year ended December 31, 2020, prior to the suspension of the SRP, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2020	8,348	$24.99	8,348	—
February 1 — February 29, 2020	22,170	$25.00	22,170	—
March 1 — March 31, 2020	—	$—	—	—
April 1 — April 30, 2020	—	$—	—	—
May 1 — May 31, 2020	—	$—	—	—
June 1 — June 30, 2020	—	$—	—	—
July 1 — July 31, 2020	—	$—	—	—
August 1 — August 31, 2020	—	$—	—	—
September 1 — September 30, 2020	—	$—	—	—
October 1 — October 31, 2020	—	$—	—	—
November 1 — November 30, 2020	—	$—	—	—
December 1 — December 31, 2020	—	$—	—	—
	30,518	$25.00	30,518	—
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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

•

Market disruptions caused by the economic effects of, or uncertainties surrounding the future effects of, the COVID-19 pandemic have adversely impacted aspects of our operating results and operating condition and may continue to do so, and these effects may become more severe, e.g., if COVID-19 vaccinations are not as effective as expected or for some other reason COVID-19 cases increase nationally or in markets that affect the value of our investments;

•

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds from sales of our common stock, which will reduce the amount of cash we ultimately have to invest in assets;

•

There is no current public trading market for our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, and our SRP was suspended and may be suspended again in the future;

•	Even if our stockholders are able to sell their shares pursuant to our SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Under our charter, we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets and may exceed this limitation with the approval of a majority of our independent directors;
•	Our Advisor and Sub-Advisor may face conflicts of interest in allocating personnel and resources among us and their affiliates;
•	None of our agreements with our Advisor, our Sub-Advisor or any affiliates of our Advisor or Sub-Advisor were negotiated at arm’s-length;
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected; and
•

The COVID-19 pandemic has had a significant and adverse effect on the economy and our investments, particularly the Renaissance O’Hare, and its future impacts are uncertain and hard to measure but may cause a material adverse effect on our business and results of operations.

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

We have operated in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

For a discussion of the history of the Company and its Private Offering and IPO, please see Part IV, Item 15, “Note 1 – Organization and Business Operations” in the notes to our consolidated financial statements below.

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

Market Conditions

The economic conditions that resulted from the COVID-19 pandemic had a significant impact on our investments during the year ended December 31, 2020. Prior to the pandemic, we held approximately $156.6 million in CMBS of which a significant portion consisted of interests in hotel property loans. The value of the CMBS declined as travel, in-person gatherings and shopping were restricted due to the pandemic. We began selling the CMBS portfolio in April 2020 and, as the effects of the pandemic continued, we eventually made the decision to exit the CMBS market and sold all our CMBS recognizing $35.0 million in losses.

Our CRE loan portfolio has performed well through the pandemic with every loan, other than the loan secured by the Renaissance O’Hare, making all of their scheduled debt service payments during 2020 in accordance with their respective terms, which included modifications to one hospitality loan, one retail loan and two office loans. In August, we took possession of the Renaissance O’Hare through a deed-in-lieu transaction and recognized a $4.7 million loss. With hotel occupancy rates continuing to lag normal levels due to reduced travel and government restrictions, in December 2020 we further reduced the valuation of the hotel for our NAV by a total of $7.6 million and reserved $2.25 million due to expected short-term losses projected until the hotel returns to its normal operating levels. See Non-GAAP Financial Measures – Net Asset Value below. Our review of the property determined the value was not permanently impaired, and we did not reduce the value in our financial statements.

Our CRE loan portfolio strategy has been to focus on smaller markets and properties owned by experienced and well-capitalized sponsors. Even during the severe market disruption caused by the COVID-19 pandemic, our strategy as to CRE loans has proven to be effective. We believe the current market conditions create a favorable investment environment for CRE loans and will improve further as the economy recovers from the pandemic. Our target investments provide the opportunity to participate in a CRE market where values have shown positive trends and we believe income growth is expected to continue.

We believe the CRE debt sector continues to represent a large market opportunity. According to Trepp – Federal Reserve Flow of Funds Data, there are approximately $2.1 trillion in U.S. CRE mortgage loans that are expected to mature during the period 2021 through 2025. We believe the large volume of maturing CRE loans over the next five years and the resulting need for borrowers to refinance assets will provide a significant opportunity to originate CRE debt. In addition, this volume of refinancings does not include the need to finance the purchases of CRE properties, which will provide additional finance opportunities.

There continues to be strong competition for CRE lending from banks and non-banking lenders. We believe the many years of industry experience of the portfolio managers of our Sub-advisor who have resulted in long-standing financing relationships will provide us access to attractive loan opportunities to compete in this market.

Portfolio

We began operations in October 2016, and our objective is to originate, acquire and manage an investment portfolio mainly of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt. We anticipate our investment portfolio will be less diversified and have higher concentrations in asset class, collateral type and geographic location until our capital raise reaches levels that will allow for greater diversification.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, and our loan portfolio by collateral type and geographical region as of December 31, 2020 and 2019.

Floating Vs. Fixed Rate Debt Investments:

December 31, 2020	December 31, 2019

All Investments by Type:

December 31, 2020	December 31, 2019

Loans by Property Type:

December 31, 2020	December 31, 2019

Loans by Region:

December 31, 2020	December 31, 2019

An investment’s region is defined according to the below map based on the location of underlying property.

During the year ended December 31, 2020 and 2019, we raised combined gross proceeds from the Private Offering and IPO (collectively, the “Offerings”), including proceeds from the DRP, of $24,513 and $130,201, respectively. The changes in our portfolio as of December 31, 2020 compared to December 31, 2019 were primarily due to real estate securities sold during the period. Due to the small number of investments in our portfolio, changes in the portfolio composition may be significant. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	Year Ended December 31, 2020	Year Ended December 31, 2019
Principal balance of first mortgage loans	$425,196	$489,902
Number of first mortgage loans	26	29
Principal balance of credit loans	$16,500	$16,500
Number of credit loans	3	3
Total balance of loans	$441,696	$506,402
Total number of loans	29	32
All-in yield (1)	5.5%	5.7%
Weighted average years to maximum maturity	3.4	4.0
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The decrease in the size of our portfolio is primarily due to loans that were paid off or sold during the period. The change in the all-in yield was not significant. The portfolio has not grown during 2020 due to the desire to preserve cash during the early period of the pandemic and the temporary suspension of our IPO.

The tables below present select loan information for each of our commercial mortgage loans as of:

December 31, 2020

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	5.7%	6/9/21	VA	Office	55%	4
3	3/22/18	First mortgage	12,059	L+3.75%	5.1%	4/9/23	CO	Retail	74%	2
4	5/4/18	First mortgage	31,000	L+4.00%	5.5%	5/9/23	PA	Industrial	64%	2
5	5/17/18	First mortgage	6,962	L+4.50%	6.2%	6/9/23	NC	Multifamily	54%	3
6	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
7	9/19/18	First mortgage	8,531	L+3.70%	5.7%	10/9/23	TX	Multifamily	69%	3
8	10/30/18	First mortgage	6,860	L+3.85%	5.7%	11/9/23	TX	Multifamily	76%	2
9	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
10 (6)	12/20/18	First mortgage	16,537	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	4
11	1/25/19	First mortgage	11,575	L+3.45%	5.4%	2/9/24	IL	Multifamily	78%	2
12	4/11/19	First mortgage	15,761	L+3.30%	5.7%	4/9/24	CA	Industrial	79%	2
13	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/24	TX	Multifamily	68%	3
14	5/31/19	First mortgage	12,828	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	3
15	6/18/19	First mortgage	47,507	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
16	6/18/19	First mortgage	6,350	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
17	8/15/19	First mortgage	7,567	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
18	9/27/19	First mortgage	15,260	L+3.10%	4.6%	10/9/24	CA	Office	75%	2
19	9/30/19	First mortgage	30,000	L+3.30%	5.0%	10/9/24	TX	Multifamily	77%	2
20	10/4/19	First mortgage	20,958	L+2.90%	4.6%	10/9/24	NC	Office	61%	3
21	10/30/19	First mortgage	13,743	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
22	11/22/19	First mortgage	32,632	L+3.00%	4.9%	12/9/24	AZ	Multifamily	80%	2
23	2/6/20	First mortgage	19,835	L+3.30%	4.9%	2/9/25	NJ	Office	69%	2
24	2/20/20	First mortgage	8,000	L+3.85%	5.4%	3/9/25	CA	Retail	57%	2
25	2/28/20	First mortgage	9,320	L+3.50%	5.0%	3/9/25	FL	Retail	78%	2
26	10/13/20	First mortgage	6,790	L+4.00%	4.9%	10/9/25	CA	Multifamily	70%	2
27	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	3
28	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	FL	Hospitality	68%	4
29	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$441,696		5.5%				70%
____________

December 31, 2019

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	6.5%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	15,654	L+4.50%	6.3%	12/9/22	VA	Office	55%	2
3	3/22/18	First mortgage	11,954	L+3.75%	5.5%	4/9/23	CO	Retail	74%	2
4	5/4/18	First mortgage	31,000	L+4.00%	5.8%	5/9/23	PA	Industrial	64%	2
5	5/17/18	First mortgage	6,962	L+4.50%	6.3%	6/9/23	NC	Multifamily	54%	2
6	8/21/18	First mortgage	16,347	L+3.65%	5.5%	9/9/23	AZ	Multifamily	80%	2
7	9/7/18	First mortgage	24,084	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
8	9/19/18	First mortgage	8,531	L+3.70%	5.7%	10/9/23	TX	Multifamily	69%	2
9	10/12/18	First mortgage	19,445	L+4.00%	6.0%	10/9/23	TX	Multifamily	76%	2
10	10/30/18	First mortgage	6,769	L+3.85%	5.7%	11/9/23	TX	Multifamily	76%	2
11	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
12	11/20/18	First mortgage	26,704	L+3.30%	5.4%	12/9/23	FL	Multifamily	78%	2
13	12/13/18	First mortgage	24,500	L+5.05% (7)	7.2%	12/9/21	IL	Hospitality	72%	3
14	12/20/18	First mortgage	16,150	L+4.20%	6.2%	1/9/24	AL	Hospitality	64%	2
15	1/24/19	First mortgage	14,200	L+3.40%	5.7%	2/9/24	NV	Multifamily	76%	2
16	1/25/19	First mortgage	10,290	L+3.45%	5.4%	2/9/24	IL	Multifamily	78%	2
17	4/11/19	First mortgage	15,761	L+3.30%	5.7%	4/9/24	CA	Industrial	79%	2
18	4/25/19	First mortgage	6,814	L+4.00%	6.4%	5/9/24	TX	Multifamily	58%	2
19	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/24	TX	Multifamily	68%	2
20	5/31/19	First mortgage	12,130	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	2
21	6/18/19	First mortgage	40,719	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
22	6/18/19	First mortgage	6,350	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
23	7/24/19	First mortgage	14,000	L+3.95%	5.9%	8/9/22	CA	Office	77%	2
24	8/15/19	First mortgage	7,000	L+4.20%	6.6%	9/9/24	TN	Office	45%	2
25	9/27/19	First mortgage	14,900	L+3.10%	4.9%	10/9/24	CA	Office	75%	2
26	9/30/19	First mortgage	30,000	L+3.30%	5.1%	10/9/24	TX	Multifamily	77%	2
27	10/4/19	First mortgage	20,400	L+2.90%	4.7%	10/9/24	NC	Office	61%	2
28	10/30/19	First mortgage	13,388	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
29	11/22/19	First mortgage	32,000	L+3.00%	4.9%	12/9/24	AZ	Multifamily	80%	2
30	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	2
31	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	FL	Hospitality	68%	3
32	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$506,402		5.7%				71%
____________

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of December 31, 2020 and 2019. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor. The weighted average LIBOR floor for these loans was 1.83% and 1.93% as of December 31, 2020 and 2019, respectively.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

(4)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(5)

Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See Note 3 – “Commercial Mortgage Loans Held for Investment," which is included in our notes to consolidated financial statements included in this Annual Report on Form 10-K.

(6)	Loan has been modified to capitalize a portion of its interest payment for a temporary period of time. The all-in yield assumes the timely payment of interest and principal through maturity.

(7)	Cash coupon increased to L+5.30% on the payment date in January 2020.

Real Estate Securities

During the year ended December 31, 2020, we sold all CMBS investments. The table below provides a summary of our real estate securities portfolio as of December 31, 2019:

Year Ended December 31, 2019
Outstanding balance (fair value)	$157,869
Number of real estate securities	17
Weighted average interest rate (1)	5.0%
Weighted average years to maturity	1.0
Weighted average yield (2)	6.2%
Portfolio ratings % of total outstanding
AAA	12%
AA-	1%
BB-	46%
BBB-	6%
Unrated	35%
____________

(1)	The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.

(2)	The weighted average yield is calculated as interest income divided by the average carrying value.

We entered into master repurchase agreements to fund our investment portfolio. As of December 31, 2020 and 2019, we had total borrowings of $290,699 (which is net of $27 of unamortized debt issuance costs) and $443,294 (which is net of $80 of unamortized debt issuance costs), respectively. During the years ended December 31, 2020 and 2019, we had weighted average borrowings of $378,136 and $329,037 and weighted average borrowing costs of 2.7% and 4.2%, respectively. The decrease in borrowings was primarily due to the sale of CMBS that were financed under the master repurchase agreements. The value of the CMBS we held was impacted by the overall market decline caused by the COVID-19 pandemic, with those securities representing interests in hospitality property loans being severely impacted. As part of our financing relationships, we were required to meet certain financial covenants and, at times, were required to post additional cash or securities as margin to secure our borrowing positions, and in April 2020, we sold six CMBS positions with values negatively impacted in the wake of the pandemic with a total par value of $63.3 million at a realized loss of $19.3 million. With the continued negative economic effects of the COVID-19 pandemic, we chose to further reduce exposure to CMBS on a levered basis and sold all of our CMBS securities retaining the cash generated to invest in new loan originations. The decrease in the weighted average borrowing costs was primarily due to the change in LIBOR during the period.

Real Property

On August 20, 2020, through an indirect wholly-owned subsidiary, we acquired the Renaissance O’Hare from the borrower under one of our first mortgage loans. More specifically, we acquired a ground lease of the Renaissance O’Hare via a deed-in-lieu of foreclosure transaction following the borrower’s default on its loan, which had a par value of $24.5 million and an initial maturity date of December 9, 2020. Current annual rent under the ground lease is approximately $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2023. This ground lease runs through March 2098.

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

Along with the hospitality sector as a whole, the Renaissance O’Hare was negatively impacted in 2020 by the COVID-19 pandemic and continues to be negatively impacted. The table below includes certain historical information with respect to the average occupancy, the average daily rate and the revenue per available room of the Renaissance O’Hare.

Year	Average Occupancy Per Night	Average Daily Rate	Revenue Per Available Room
2016	73.2%	$145.28	$106.36
2017	74.8%	$139.29	$104.24
2018	71.0%	$148.97	$105.68
2019	72.3%	$146.50	$105.85
2020	25.3%	$106.81	$26.88

The value of the hotel was appraised by a third-party at $21.6 million as of June 29, 2020, and $14 million as of December 31, 2020. We have estimated a $2.25 million expected loss during 2021 for the Renaissance O’Hare related to the continuing COVID-19 pandemic. Though vaccinations have begun, there are numerous risks and uncertainties still surrounding the effects of the pandemic, including whether and when a resumption of pre-pandemic levels of travel and in-person meetings and events might happen. Government restrictions on travel and in-person gatherings, reduced demand for these activities from businesses and individuals, and the uncertainties surrounding the duration and effects of the pandemic persist, so we believe it is prudent to have sought the December appraisal and to have reflected in our NAV as of December 31, 2020 our revised valuation of our interest in the hotel and the estimated loss in 2021 from the continued effects of COVID-19.

Ultimately, we intend to sell the Renaissance O’Hare and remain focused on our core business of investing in CRE debt. The performance of the hotel has trended positively in the first two months of 2021, with average occupancy per night doubling to approximately 32% in February 2021 from approximately 16% in the fourth quarter of 2020 and revenue per available room increasing to $24.32 from $13.60 on a slightly lower average daily rate of $76 from $85. Until we determine to sell the hotel, a third-party management company we have engaged will continue to manage it. To help facilitate operations while we monitor the course of the pandemic and market conditions, the hotel has received a $1.1 million loan under the federal government’s paycheck protection program (PPP). Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based in part on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. Our intent is to use the loan proceeds for these purposes, but there is no assurance that our PPP loan will be forgiven.

Although occupancy and the hotel’s performance has recently trended positively, balancing the potential increase in the price of a future sale against the potential for continued operating losses in the face of the uncertainty surrounding the pandemic is very difficult. Whether we achieve a sale price that is worth waiting for will likely depend in large part on how the aforementioned uncertainties surrounding the pandemic and the return of business travel and in-person large group events unfolds, which could result in a favorable sale price or future operating losses even beyond what we are expecting or a loss on sale, any of which could be material to our future results of operations. We will monitor the market for hotel sales while considering, among other things, the performance of the hotel, relevant market factors and our expected total return weighing current potential disposition prices and redeployment of the sales proceeds into our core investment strategy against the potential disposition prices expected later upon the stabilization of the performance of the hotel.

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

Results of Operations

The table below presents information from our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Interest income:
Interest income	$33,490	$34,290	$11,105
Less: Interest expense	(10,317)	(14,035)	(4,091)
Net interest income	23,173	20,255	7,014
Revenue from real estate owned	972	—	—
Total income	24,145	20,255	7,014
Operating expenses:
Advisory fee	5,528	5,632	2,540
Debt finance costs	1,331	950	456
Directors compensation	94	86	84
Professional service fees	2,031	651	356
Real estate owned operating expenses	2,709	—	—
Depreciation and amortization	405	—	—
Other expenses	921	579	243
Expense reimbursement	—	(359)	—
Total operating expenses	13,019	7,539	3,679
Other (loss) income:
Provision for loan losses	(4,726)	—	—
Realized loss on sale of commercial loan	(375)	—	—
Unrealized gain (loss) in value of real estate securities	211	1,032	(1,279)
Realized loss on the sale of real estate securities	(35,020)	(43)	—
Total other (loss) income	(39,910)	989	(1,279)
Net (loss) income before income taxes	(28,784)	13,705	2,056
Income tax benefit	—	—	(13)
Net (loss) income	$(28,784)	$13,705	$2,069
Net (loss) income per share, basic and diluted	$(2.49)	$1.53	$0.57
Weighted average number of shares
Basic	11,561,828	8,958,684	3,638,407
Diluted	11,561,828	8,959,035	3,638,574

The change in performance from December 31, 2019 to the year ended December 31, 2020 generally resulted from decrease in value of CMBS following the onset of the COVID-19 pandemic and losses on real estate acquired via deed-in-lieu of foreclosure, offset partially from the investment of the proceeds from the Offerings in CRE investments on a levered basis. For the year ended December 31, 2020, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 9.3%.

The change in performance from December 31, 2018 to the year ended December 31, 2019 generally resulted from the investment of the proceeds from the Private Offering in CRE investments on a levered basis.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)
Interest-earning assets:
Real estate securities	$82,790	$3,920	4.7%	$120,079	$7,517	6.2%	$58,812	$3,327	5.6%
Commercial mortgage loans	498,673	29,428	5.8%	382,805	26,074	6.7%	110,900	7,706	6.9%
Total/Weighted Average	$581,463	$33,348	5.7%	$502,884	$33,591	6.6%	$169,712	$11,033	6.4%

Interest-bearing liabilities:
Repurchase agreements — securities	$47,214	$1,578	3.3%	$81,966	$2,996	3.6%	$37,866	$1,286	3.3%
Repurchase agreements — mortgage loans	330,922	8,739	2.6%	247,071	11,039	4.4%	61,355	2,805	4.5%
Total/Weighted Average	$378,136	$10,317	2.7%	$329,037	$14,035	4.2%	$99,221	$4,091	4.1%
Net interest income/spread		$23,031	3.0%		$19,556	2.4%		$6,942	2.3%
Average leverage % (5)	186.0%			189.3%			140.8%
Weighted average levered yield (6)			11.1%			11.1%			9.7%
____________

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $142, $699 and $72 for the years ended December 31, 2020, 2019 and 2018, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The increase in our average interest-earning assets and interest-bearing liabilities was due to the investment of proceeds from the Offerings and through increased leverage as we executed our business strategy. The change in the weighted average yield and finance cost was due to the change in the portfolio composition between securities and mortgage loans and the changes in interest rates tied to LIBOR.

Revenue from Real Estate Owned

During the year ended December 31, 2020, we acquired a hotel property through a deed-in-lieu of foreclosure transaction that generated $972 in revenue. We did not own any real estate during the years ended December 31, 2019 and 2018.

Operating Expenses

Operating expenses for the years ended December 31, 2020, 2019 and 2018 are set forth in the table below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Advisory fee	$5,528	$5,632	$2,540
Debt finance costs	1,331	950	456
Directors compensation	94	86	84
Professional service fees	2,031	651	356
Real estate owned operating expenses	2,709	—	—
Depreciation and amortization	405	—	—
Other expenses	921	579	243
Expense reimbursement	—	(359)	—
Total operating expenses	$13,019	$7,539	$3,679

Total operating expenses increased approximately $5.5 million in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the increase in real estate owned operating expenses and professional fees. The increase in real estate owned operating expenses and depreciation and amortization during the year ended December 31, 2020 were from the hotel acquired through a deed-in-lieu of foreclosure transaction during August 2020. We did not hold any real estate during the years ended December 31, 2019 and 2018. The increase in professional service fees in the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the write-off of deferred costs related to the issuance of a collateralized loan obligation we did not complete due to the economic impact of COVID-19 and increased legal expenses. Debt finance costs increased during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the extension fees paid for the CF Repo Facility (defined below) and the addition of the JPM Repo Facility (defined below) in Q2 2019 and the associated amortization of debt finance costs for both in 2020 compared to 2019. The increase in other expenses during the year ended December 31, 2020 was due to higher mortgage servicing fees due to a larger average loan portfolio during 2020 and D&O insurance expense. The expense reimbursement was newly implemented during 2019. The Advisor has agreed to reimburse us from time to time for certain costs incurred by us. There were no expense reimbursements during the years ended December 31, 2020 and 2018. These reimbursements represent one-time cash payments to us in order to provide additional operating support to us and ensure a particular return for our stockholders and are not subject to approval from our Board. For the year ended December 31, 2020 our total operating expenses were 2.2% of our average invested assets and 45.2% of our net loss. In order to support the performance of the Company, the Advisor has agreed to waive 50% of its management fee for the month of January 2021 and for future months until it notifies our Board that the waiver is terminated.

Other (Loss) Income

For the years ended December 31, 2020, 2019 and 2018, other (loss) income was $(39,910), $989 and $(1,279), respectively. The primary reason for the change in other income (loss) was due to the change in the fair value of the real estate securities resulting from different market conditions during each year, with a significant decrease in value following the onset of the COVID-19 pandemic in the year ended December 31, 2020. These real estate securities were all sold during the year ended December 31, 2020. There was also a provision for loan losses of $(4,726) recorded in 2020 related to the deed-in-lieu of foreclosure for the Renaissance O’Hare.

Net (Loss) Income

For the years ended December 31, 2020 and 2019, our net (loss) income was $(28,784) and $13,705, or $(2.49) and $1.53 per share (basic and diluted), respectively. The decrease was primarily due to realized losses on the sale of real estate securities and a provision for loan losses recorded during 2020. For the years ended December 31, 2019 and 2018, our net income was $13,705 and $2,069, or $1.53 and $0.57 per share (basic and diluted), respectively. The increase in net income was primarily due to an increase in net interest income as our investment portfolio increased due to investing the proceeds from the Offerings and borrowings.

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income (loss)	$(28,784)	$13,705	$2,069
Depreciation and amortization	405	—	—
Funds from operations	$(28,379)	$13,705	$2,069

Amortization of discounts on real estate securities	(307)	(808)	(369)
Amortization of debt financing costs	1,331	950	456
Non-cash adjustment for ground lease	122	—	—
Provision for loan losses	4,726	—	—
Realized loss on sale of commercial loan	375	—	—
Unrealized (gain) loss on real estate securities	(211)	(1,032)	1,279
Realized loss on sale of real estate securities	35,020	43	—
Modified funds from operations	$12,677	$12,858	$3,435

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

As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved. In August 2020 we resumed paying distributions monthly to stockholders of record for all classes of shares. On October 1, 2020, the SEC declared effective our post-effective amendment to our registration statement on Form S-11 thereby permitting us to resume offers and sales of shares of common stock in our IPO, including through the DRP.

On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. Permitted repurchase requests must be submitted on or after March 1, 2021. The first settlement of permitted repurchase requests will be on March 31, 2021, the last business day of the month.

On July 1, 2021, our SRP will be reinstated for all stockholders. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests will be on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of July, August and September 2021, the total amount of aggregate repurchases of shares (including Class P Shares) will be limited to no more than 1% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar month). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

Please refer to Part IV, Item 15, “Note 15 – Subsequent Events” and Part I, for additional updates on our business after December 31, 2020.

The following table provides a breakdown of the major components of our NAV as of December 31, 2020 ($ and shares in thousands):

Components of NAV	As of December 31, 2020
Commercial mortgage loans	$441,267
Real estate owned	14,000
Cash and cash equivalents and restricted cash	72,107
Other assets	6,458
Repurchase agreements - commercial mortgage loans	(290,699)
Reserve for negative impact of COVID on real estate owned(1)	(2,250)
Due to related parties	(2,093)
Distributions payable	(867)
Interest payable	(292)
Accrued stockholder servicing fees(2)	(49)
Other liabilities	(3,253)
Net asset value	$234,329
Number of outstanding shares	11,638
____________

(1)

As of December 31, 2020, we established as a component of the NAV calculation a $2.25 million reserve for the expected losses during 2021 for the Renaissance O’Hare related to the continuing COVID-19 pandemic.

(2)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2020, we have accrued under GAAP $723 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of December 31, 2020, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of December 31, 2020 ($ and shares in thousands except for per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$204,338	$13,231	$8,034	$—	$1,016	$7,706	$234,329
Number of outstanding shares	10,152	656	398	—	50	382	11,638
NAV per share as of December 31, 2020	$20.1283	$20.1742	$20.1732	$—	$20.1694	$20.1749	$20.1348

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of December 31, 2020
Stockholders' equity per GAAP	$240,256
Adjustments:
Unamortized stockholder servicing fee and other expenses	691
Unamortized offering costs	3,387
Real estate owned non-cash adjustments	392
Fair value of real estate owned adjustment	(9,850)
Fair value loan adjustment	(547)
Net asset value	$234,329

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from the Offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities. During the year ended December 31, 2020, proceeds from the sale of CMBS and one commercial loan provided additional cash.

We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the acquisition of additional investments, required debt service and the payment of distributions to stockholders.

Cash Flow Analysis

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Change	Change
				2020 vs 2019	2019 vs 2018
Net cash provided by operating activities	$11,998	$10,078	$3,228	$1,920	$6,850
Net cash provided by (used in) investing activities	$163,931	$(317,580)	$(283,090)	$481,511	$(34,490)
Net cash (used in) provided by financing activities	$(141,461)	$316,644	$306,953	$(458,105)	$9,691

We held cash, cash equivalents and restricted cash of $72,107, $37,639 and $28,497 as of December 31, 2020, 2019 and 2018, respectively. Our cash, cash equivalents, and restricted cash increased due to the net proceeds from the Offerings and the net proceeds from the sale of real estate securities.

Our operating activities generated net cash of $11,998 and $10,078 for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in cash provided by operating activities was primarily due to higher net interest income on our investment portfolio. Our operating activities generated net cash of $10,078 and $3,228 for the years ended December 31, 2019 and December 31, 2018, respectively. The increase from cash provided by operating activities was due to the increase in the size of our investment portfolio.

Our investing activities provided (used) net cash of $163,931 and ($317,580) for the years ended December 31, 2020 and 2019 respectively. The primary driver of the change was due to the sale of real estate securities during 2020. Our investing activities used $317,580 and $283,090 for the years ended December 31, 2019 and December 31, 2018, respectively. The primary driver of the change was due to the origination of mortgage loans and purchase of real estate securities as we invested the proceeds of the Offerings on a levered basis.

Our financing activities (used) provided net cash of $(141,461) and $316,644 for the years ended December 31, 2020 and 2019, respectively. The primary driver of the change was due to the repayment of repurchase agreements related to real estate securities that were sold during 2020 and less proceeds from the issuance of common stock. Net cash provided by financing activities for the year ended December 31, 2019 increased compared to the year ended December 31, 2018 due to $12,315 greater net proceeds from issuance of our common stock, including redemptions, and $7,383 greater net proceeds from our repurchase agreement financing, partially offset by $10,007 greater distributions paid.

Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. In March 2020, we increase the maximum advance amount to $300,000 with this increase as amended expiring on June 30, 2020 whereupon the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in March 2020 to February 2021. During December 2020, the maturity date was further extended to December 2021. Advances under the CF Repo Facility for current loans accrue interest at a per annum rate equal to LIBOR plus 2.25% with a 0.75% floor. New loans will accrue interest at a per annum rate equal to LIBOR plus 2.25% to 2.75% with a 0.25% to 0.75% floor. The CF Repo Facility is generally subject to certain financial covenants. We were in compliance with all financial covenant requirements as of December 31, 2020.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of December 31, 2020.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The details of the Repo Facilities as of December 31, 2020 and 2019 are as follows:

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250

December 31, 2019					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$224,590	$327	$304,708	3.74%	318
JPM Repo Facility	150,000	111,295	157	153,194	3.63%	492
	$400,000	$335,885	$484	$457,902	3.70%	376
____________
(1)	Excluding $27 and $80 of unamortized debt issuance costs as of December 31, 2020 and 2019, respectively.

Real Estate Securities

As of December 31, 2020 and 2019, we had entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below. As of December 31, 2020, we repaid all borrowings under the master repurchase agreements and had no balances outstanding.

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of December 31, 2020	$—	$—	$—	—	—
As of December 31, 2019	$107,489	$168	$149,164	3.14%	11

Western Alliance Warehouse Facility

On March 10, 2021, our Operating Partnership entered into a loan and security agreement and a promissory note (collectively the “Western Alliance Facility”) with Western Alliance Bank, an Arizona corporation (“Western Alliance”). The Western Alliance Facility provides for loan advances up to the lesser of $75 million or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months.

We expect to use advances under the Western Alliance Facility primarily to finance the acquisition or origination of commercial mortgage loans. The Western Alliance Facility is expected to act in the manner of a revolving credit facility that can be repaid as our mortgage loan assets are paid off and re-drawn as advances against new assets. Advances under the Western Alliance Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the Western Alliance Facility is March 10, 2023. We have an option to convert the loan made pursuant to the Western Alliance Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion.

In connection with the Western Alliance Facility, the Company entered into a guaranty dated March 10, 2021 (the “Western Alliance Guaranty”), under which the Company agreed to guarantee all obligations, indebtedness and liabilities of the borrower under the Western Alliance Facility and all related documents and agreements up to 30% of the amount owed under the Western Alliance Facility at the Determination Date plus certain additional amounts specified in the Western Alliance Guaranty, including all advances after the Determination Date. “Determination Date” means the earlier of (i) the date Western Alliance issues a written demand for payment under the Western Alliance Guaranty, (ii) the date of maturity of the loan, or (iii) the date upon which Western Alliance elects to accelerate the maturity date of the loan pursuant to the Western Alliance Facility loan documents.

The Western Alliance Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3.75 million. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the Western Alliance Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained.

If the amount of the obligations (excluding interest) exceeds the borrowing base, the borrower must, within 15 days after written notice from Western Alliance (i) pay the difference to Western Alliance or (ii) provide to Western Alliance a lien and security interest in additional collateral acceptable to Western Alliance in its sole and absolute discretion.

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

On March 24, 2020, as a result of the COVID-19 pandemic, our Board suspended, among other things, the payment of distributions to our stockholders and the operation of our DRP, effective as of April 6, 2020. In making these decisions, our Board considered the difficulty of confidently determining an NAV as a result of the uncertainty surrounding the extent of the economic effects of the pandemic, as well as the financing challenges related to additional collateral required by the banks that regularly finance our assets. Our Board believed that the responsible course of action in the face of the economic slowdown and uncertainty was to conserve liquidity and prioritize the payment of operating and other essential expenses until the extent of the economic effects of the pandemic could be better understood and analyzed.

After considering, among other things, the reduced volatility in the market for our investments and some improvement in the U.S. economic outlook, on July 30, 2020, our Board authorized a distribution on our common stock that was paid to our stockholders of record as of July 31, 2020. The gross distribution was 1/12th of $0.8576 per share for all classes of shares, and the net distribution was reduced for certain share classes for applicable class-specific expenses. We declared a distribution to stockholders of record as of August 31, 2020 in the gross amount of 1/12th of $0.88 per share for all classes of shares. For stockholders of record as of September 30, 2020, October 31, 2020, November 30, 2020 and December 31, 2020, we declared a distribution in the gross amount of 1/12th of $0.90 per share for all classes of shares. For stockholders of record as of January 31, 2021, February 28, 2021 and March 31, 2021, we declared distributions of 1/12th of $0.95 per share, 1/12th of $1.00 per share and 1/12th of $1.05 per share, respectively. The amount of distributions that we may pay in the future is not certain.

	Year Ended December 31,
	2020	2019	2018
Distributions
Paid in cash	$9,251	$16,333	$6,326
Reinvested in shares	245	37	—
Total distributions	$9,496	$16,370	$6,326
Cash flows from operating activities	$11,998	$10,078	$3,228
____________
(1)	For the years ended December 31, 2020, 2019 and 2018, none, 38.3% and 49.0% of distributions were paid from the net combined proceeds of our Private Offering and IPO, respectively.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of December 31, 2020 and December 31, 2019 are summarized as follows:

As of December 31, 2020	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - commercial mortgage loans (1)	290,726	—	—	—	290,726
Ground lease (2)	1,611	3,222	3,515	271,459	279,807
Total	$292,337	3,222	3,515	271,459	$570,533

As of December 31, 2019
Borrowings under repurchase agreements - real estate securities	$107,489	—	—	—	$107,489
Borrowings under repurchase agreements - commercial mortgage loans (1)	335,885	—	—	—	335,885
Total	$443,374	—	—	—	$443,374
____________
(1)	Excluding $27 and $80 of unamortized debt issuance costs as of December 31, 2020 and 2019, respectively.
(2)	The ground lease was assumed as part of a deed-in-lieu of foreclosure transaction on a hotel property during the year ended December 31, 2020.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions. As of December 31, 2020 and 2019, we had 20 and 22 CRE loans, respectively, with a total remaining future funding commitment of $50,940 and $54,620, respectively. The future funding commitments are advanced if the borrower has met certain loan specific requirements.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Review of our Policies

Our Board, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to originate, acquire and manage a diversified portfolio of first mortgage loans secured by CRE and credit loans, thereby reducing risk in our portfolio; (ii) there are sufficient loan underwriting opportunities with the attributes that we seek; (iii) our executive officers, director, affiliates of our Advisor and Sub-Advisor have expertise with the type of real estate investments we seek; and (iv) our borrowings will enable us to originate and acquire loan assets and earn revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

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

We also carefully monitor the performance of the loans, as well as external factors that may affect their level of risk and accordingly their value and the market prices of mortgage-related securities such as CMBS that are collateralized by borrower payments under mortgage loans. Adverse economic conditions could negatively impact hotels or tenants at commercial properties underlying our investments resulting in potential borrower delinquencies or defaults or declines in the values of properties that secure our investments, which could in turn impact the fundamental performance of mortgage-backed securities. Further, credit rating agencies may reassess transactions that are negatively impacted by these adverse changes, which may result in CMBS investments being downgraded and temporarily or permanently losing value. In particular, the COVID-19 pandemic and actions taken to try to contain its spread have caused severe volatility, dislocation and illiquidity in certain fixed income markets amidst forced selling of securities by market participants, including CMBS, at depressed market prices. The amount of financing we receive under our CMBS repurchase agreements is directly related to our counterparties' valuation of our assets that serve as collateral for our outstanding repurchase agreement financing. Our CMBS repurchase agreements are typically short-term in nature, are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms and have been periodically refinanced at current market rates. If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing. If adverse market conditions such as those described above stemming from the pandemic recur, valuations will likely be reduced, and margin call risk under repurchase agreements will likely be elevated. We have addressed these risks by selling our CMBS investments and focusing our potential investments more on floating-rate first mortgage loans backed by multifamily, industrial and office properties while continuing to assess the ongoing and potential effects of the pandemic on the hospitality and retail sectors.

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended December 31, 2020, 2019 and 2018, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of December 31, 2020 and 2019, our debt investment portfolio was 96% and 97% variable rate investments based on LIBOR for various terms, respectively. Borrowings under the Repo Facilities were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2020	December 31, 2019
(-) 50 Basis Points	1.13%	11.33%
(-) 25 Basis Points	1.13%	8.23%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(1.96)%	4.60%
(+) 50 Basis Points	(3.92)%	5.74%

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

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020 was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Mitchell A. Sabshon	68	Chief Executive Officer and Chairman of the Board
Donald MacKinnon	56	President and Director
Catherine L. Lynch	62	Chief Financial Officer and Treasurer
Andrew Winer	52	Chief Investment Officer
Roderick S. Curtis	53	Vice President and Secretary
Norman A. Feinstein	73	Independent Director
Cynthia Foster Curry	58	Independent Director
Robert N. Jenkins	69	Independent Director

*	As of January 1, 2021

Set forth below is certain biographical information regarding each of our directors and executive officers.

Mitchell A. Sabshon is our Chief Executive Officer and Chairman of our Board, positions he has held since October 2016 and September 2016, respectively. Mr. Sabshon is also the Chief Executive Officer of the Advisor, a position he has held since August 2016. Mr. Sabshon has also served as a director and the Chief Executive Officer of Inland Real Estate Income Trust, Inc. (“IREIT”), positions he has held since September 2014 and April 2014, respectively, and as a director of its business manager since October 2013. Mr. Sabshon is also currently the Chief Executive Officer, President and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively. He is a director, the President and Chief Executive Officer of the business manager of Inland Residential Properties Trust, Inc. (“IRPT”), positions he has held since December 2013, and was a director, the President and Chief Executive Officer of IRPT from December 2013 until December 2019. Mr. Sabshon is currently the Chief Executive Officer of Inland Venture Partners, LLC, a position he has held since November 2018, Chief Executive Officer of Inland Ventures MHC Manager, LLC, a position he has held since December 2018, and Chief Executive Officer of MH Ventures Fund II, Inc., a position he has held since September 2020. Mr. Sabshon has also served as a director of Inland Private Capital Corporation (“IPCC”) since September 2013 and a director of the Dealer Manager since January 2014. Prior to joining IREIC in August 2013, Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments, Inc. (“Cole”), from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across Cole, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole in November 2010, Mr. Sabshon served as Managing Partner and Chief Investment Officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon was a licensed person with The OBEX Group from April 2009 through November 2009. Mr. Sabshon served as Chief Investment Officer and Executive Vice President of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including President and Chief Executive Officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was Executive Director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon holds a B.A. from George Washington University and a J.D. from Hofstra University School of Law. We believe that Mr. Sabshon’s experience as a director and Chief Executive Officer of IRPT, IREIT and IREIC, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our Board.

Donald MacKinnon is our President, one of our directors and a Portfolio Manager of the Sub-Advisor, positions he has held since October 2016, September 2016 and September 2016, respectively. Mr. MacKinnon served as the President and Chief Operating Officer of Realty Finance Trust, Inc. (“RFT”), and its advisor from January 2013 to November 2015, and as President of RFT and its advisor from November 2014 to November 2015. From May 2011 through December 2012, Mr. MacKinnon served as Senior Vice President and head of High Yield Portfolio Management for Cole, where he invested approximately $350 million in credit sensitive CMBS and mezzanine loans for Cole. From July 2008 to March 2011, Mr. MacKinnon was a partner with EndPoint Financial, LLC where he provided CMBS advisory and real estate workout services. From January 2004 through March 2007, Mr. MacKinnon was a Managing Director at Nomura Securities International where he managed the North American Structured Credit Trading businesses including commercial real estate and asset backed securities. Prior to joining Nomura, Mr. MacKinnon served as President and Chief Executive Officer of REALM, Inc., a privately owned real estate software and services company primarily owned by Hicks Muse Tate and Furst, CMGI and T.H. Lee Putnam Equity Partners. Prior to REALM, Mr. MacKinnon was co-head and co-founder of the Commercial Mortgage Group and Manager of the European Asset Securitization Group at Donaldson Lufkin & Jenrette, (“DLJ”). Prior to joining DLJ in 1992, Mr. MacKinnon worked in the Real Estate Finance Group at Salomon Brothers, Inc. on a variety of commercial real estate debt and equity transactions. Mr. MacKinnon also served on the board of directors for CRIIMI Mae, Inc. (NYSE: CMM) from 2001 to 2003. Mr. MacKinnon holds a B.A. in Economics from Ohio Wesleyan University and an M.B.A. from the Harvard Business School. We believe that Mr. MacKinnon’s experience as Chief Operating Officer and President of RFT, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our Board.

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

Norman A. Feinstein is one of our independent directors, a position he has held since October 2016. Mr. Feinstein currently serves as the Chief Executive Officer of Aspen Real Estate Capital, LLC, a real estate advisory firm, and has served in this role since October 1, 2019. Previously, Mr. Feinstein served as Vice Chairman of The Hampshire Companies (“Hampshire”), a full-service, privately held, fully-integrated real estate firm with assets valued at over $2.5 billion, from December 1998 to October 2019. While at Hampshire, Mr. Feinstein also served as Fund Manager of The Hampshire Generational Fund and as a member of Hampshire’s Investment Committee since January 2005. In his prior role, he also sourced acquisitions and new opportunities and engaged with investors on behalf of Hampshire. Prior to joining Hampshire in 1998, Mr. Feinstein had been a practicing attorney for more than 25 years, specializing in real estate law. During his career, he was a real estate owner and operator of commercial and residential properties and has served as President and Counsel to the New Jersey Apartment Association and was a Regional Vice President of the National Apartment Association. Mr. Feinstein has also served as a member of the board of directors of Malvern Bancorp, Inc. and Malvern Federal Savings Bank since June 2016. Mr. Feinstein currently serves on the Executive Committee of the Metropolitan Golf Association and its Foundation Board. Mr. Feinstein holds a B.A. in the College of Liberal Arts and Sciences from the University of Connecticut and a J.D. from Suffolk University Law School. We believe that Mr. Feinstein’s commercial real estate experience makes him well qualified to serve as a member of our Board.

Cynthia Foster Curry is one of our independent directors, a position she has held since October 2016. Ms. Foster Curry has served as the Chief Revenue Officer of LEX-Markets since January 2021, a commercial real estate marketplace that takes commercial buildings public through single-asset initial public offerings. From January 2015 to January 2021, Ms. Foster Curry served as President, National Office Brokerage and Valuation of Colliers International (“Colliers”), where she lead- Colliers’ national office platform across service lines including office leasing, tenant and landlord representation, investment sales, leasing agency, property management and valuation. Prior to joining Colliers, Ms. Foster Curry served as Executive Managing Director at Cushman & Wakefield Inc. from June 2001 to January 2015. Ms. Foster Curry has also worked with the real estate investment banking group at Lazard Ltd., where she focused on large portfolio restructurings. Ms. Foster has over 25 years of experience leading significant transactions and developing new business initiatives for multinational clients across a wide geographic range. Ms. Foster Curry currently serves as Vice Chairperson and Trustee of the Urban Land Institute and as the Colliers delegate for the Urban Land Institute Real Estate Round Table. Ms. Foster Curry is a co-founder of the Committee of Professional Women, and she serves as a member of the Board of Trustees and the finance committee for the Hospital for Special Surgery, the Board of Advisors for the Westchester Children’s Museum and the Board of Trustees for the Museum for the City of New York. Ms. Foster Curry holds a B.A. in the History of Science from Skidmore College and an M.B.A. from Harvard University. Ms. Foster Curry is a licensed real estate broker in the State of New York. We believe that Ms. Foster Curry’s 25 years of experience in commercial real estate transactions make her well qualified to serve as a member of our Board.

Robert N. Jenkins is one of our independent directors, a position he has held since October 2016. Mr. Jenkins has also served as Executive Vice President of Municipal Capital Appreciation Partners (“MCAP”), since June 2016, where he is responsible for multifamily acquisitions and dispositions, and fund marketing and administration. Prior to joining MCAP, Mr. Jenkins served as Executive Director at W. P. Carey Inc. from January 2003 to March 2016, where he was responsible for the mortgage financing activities in the domestic net leased portfolio and for hotel acquisition financing in two managed funds. Previously, Mr. Jenkins was a Vice President at MetLife Real Estate Investments, where he headed the Real Estate Capital Markets Group and served as a senior member of the real estate department. Prior to joining MetLife Real Estate Investments, Mr. Jenkins worked for several real estate firms, including Eastdil Secured, LLC and Trammell Crow Company. Mr. Jenkins holds a B.A. in English from Colorado College and an M.B.A. from Columbia University Graduate School of Business. We believe that Mr. Jenkins’ commercial real estate and finance experience makes him well qualified to serve as a member of our Board.

Board of Directors

General

We operate under the direction of our Board, the members of which are accountable to us and our stockholders as fiduciaries. Our Board is responsible for directing the management of our business and affairs. Our Board has retained the Advisor which is responsible for coordinating the management of our day-to-day operations. The Advisor has retained the Sub-Advisor to provide certain of its advisory services on its behalf including originating, acquiring and managing our investments, subject to the supervision of our Board.

Our charter and bylaws provide that the number of our directors may be established by a majority of our Board and our charter has initially set the number of directors at five. Our bylaws further provide that the number of directors may not be more than 15. Our charter also provides that a majority of our directors must be independent of us, the Advisor and our respective affiliates except for a period of 60 days after the death, resignation or removal of an independent director pending the election of his or her successor. We currently have five directors, three of whom are independent, as defined in our charter and by the independence rules of the New York Stock Exchange. An independent director is a director who is not and has not for the last two years been associated, directly or indirectly, with the Advisor or the Sub-Advisor. Since the commencement of our IPO, our charter has required that at all times at least one of our independent directors must have at least three years of relevant real estate experience. We refer to any director who is not independent as an “affiliated director.” At the first meeting of our Board consisting of a majority of independent directors, our charter was reviewed and approved by a vote of our Board, including a majority of our independent directors, in accordance with the requirements of the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts.

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

Advisor and Sub-Advisor Board Nomination Rights

Our bylaws require that nominees for election as a director, whether by the stockholders or by the Board, shall include such number of individuals as are entitled to be designated for nomination pursuant to the Advisory Agreement and the Sub-Advisory Agreement between the Advisor and the Sub-Advisor (the “Sub-Advisory Agreement”). For so long as the Advisory Agreement and the Sub-Advisory Agreement are in effect, and subject to our charter and bylaws, the Advisor and the Sub-Advisor shall each have the right to designate for nomination, subject to the approval of such nomination by our Board, one director to the slate to be voted on by the stockholders; provided however, that in the event the number of directors constituting the Board is increased by a vote of the Board pursuant to the charter and bylaws, such number of director nominees which each of the Advisor and the Sub-Advisor is entitled shall be increased as necessary by a number that will result in such nominees representing not less than 20% of the total number of directors. We refer to the director designated for nomination by the Advisor as the “Advisor affiliated director nominee” and the director designated for nomination by the Sub-Advisor as the “Sub-Advisor affiliated director nominee.” The Advisor and the Sub-Advisor shall also have the right to consult with each other and jointly designate for nomination, subject to the approval of such nomination by our Board, three individuals to serve as independent directors; provided, however, that in the event the number of directors constituting the Board is increased by a vote of our Board pursuant to our charter and bylaws, such number of independent director nominees which the Advisor and the Sub-Advisor are entitled to designate shall be increased as necessary by a number that will result in such nominees representing not less than the minimum number of independent directors required under applicable law and pursuant to our charter and bylaws.

Director Nominations

Proposals to elect directors at an annual or special meeting must be brought in accordance with our bylaws. Our bylaws provide that nominations of individuals for election to the Board may be made at an annual meeting of stockholders (i) pursuant to the Company’s notice of meeting, (ii) by or at the direction of the Board or (iii) by any stockholder of the Company who was a stockholder of record at the record date set by the Board for the purpose of determining stockholders entitled to vote at the annual meeting, at the time of giving of notice by the stockholder and at the time of the annual meeting (and any postponement or adjournment thereof), who is entitled to vote at the meeting in the election of each individual so nominated and who has complied with the advance notice provisions of the bylaws.

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

With respect to special meetings of stockholders, only the business specified in the notice of the special meeting may be brought at that meeting. Nominations of individuals for election to the Board may be made at a special meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board or (ii) provided that the special meeting has been called for the purpose of electing directors, by any stockholder of the Company who is a stockholder of record at the record date set by the Board for the purpose of determining stockholders entitled to vote at the special meeting, at the time of giving of notice and at the time of the special meeting (and any postponement or adjournment thereof), who is entitled to vote at the meeting in the election of each individual so nominated and who has complied with the notice procedures set forth in Section 11 of our bylaws. In the event the Company calls a special meeting of stockholders for the purpose of electing one or more individuals to the Board, any stockholder may nominate an individual or individuals (as the case may be) for election as a director as specified in the Company’s notice of meeting, if the stockholder’s notice, containing the information required by Section 11 of our bylaws, is delivered to our corporate secretary at our principal executive office not earlier than the 120th day prior to such special meeting and not later than 5:00 p.m., Central Time, on the later of the 90th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting. The public announcement of a postponement or adjournment of a special meeting does not commence a new time period for the giving of a stockholder’s notice as described above.

Director Vacancies

A vacancy created by the death, resignation, adjudicated incompetence or other incapacity of a director or a vacancy following the removal of a director may be filled by a vote of a majority of the remaining directors, and a vacancy created by an increase in the number of directors may be filled by a vote of a majority of the entire Board. In the case of a vacancy in the position of the Advisor affiliated director nominee or the Sub-Advisor affiliated director nominee, the director to be elected by the Board to fill the vacancy must also be nominated by the Advisor or the Sub-Advisor, as applicable. In the case of the vacancy regarding an independent director position, the director must also be nominated by the remaining independent directors in consultation with the Advisor and the Sub-Advisor, in accordance with their nomination rights as set forth in our bylaws and the Advisory Agreement and the Sub-Advisory Agreement. If there are no remaining independent directors, then a majority vote of the remaining directors will be sufficient to fill a vacancy among our independent directors’ positions. If at any time there are no independent or affiliated directors in office, successor directors will be elected by the stockholders. Any director elected to fill a vacancy will serve until the next annual meeting of stockholders and until his successor is duly elected and qualifies.

Responsibilities of Directors

The responsibilities of our Board include the following:

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

•	approve and oversee our debt financing strategies;
•	approve and monitor the relationship among us, our operating partnership, the Advisor and the Sub-Advisor;
•	review our fees and expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are in the best interest of our stockholders;
•	adopt valuation guidelines to be used in connection with the calculation of our NAV from and after the NAV Pricing Date, and monitor compliance with the valuation guidelines;
•	determine our distribution policy and authorize distributions from time to time; and
•	oversee our SRP.

In order to address potential conflicts of interest, our charter requires that a majority of our Board (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of our directors, Inland, Sound Point or affiliates of any of the foregoing. The independent directors are also responsible for reviewing the performance of the Advisor at least annually and determining that the compensation to be paid to the Advisor is reasonable in relation to the nature and quality of services performed and that the provisions of the Advisory Agreement are being carried out.

In fulfilling his or her duties to us, each director will be bound by our charter. The directors are not required to devote all of their time to our business and are only required to devote the time to our affairs as their duties may require. Our Board will generally meet quarterly or more frequently if necessary, in addition to meetings of the various committees of our Board described below. It is not expected that the directors will be required to devote a substantial portion of their time to discharge their duties as directors. Consequently, in the exercise of their fiduciary responsibilities, the directors will rely heavily on the Advisor and the Sub-Advisor.

Compensation of Directors

For information relating to the compensation of our Board, see Item 11, “Executive Compensation” of this Annual Report on Form 10-K.

Committees of our Board of Directors

Our entire Board is responsible for supervising our entire business. However, pursuant to our charter, our Board may delegate some of its powers to one or more committees as deemed appropriate by the Board, provided that each committee consists of at least a majority of independent directors.

Audit Committee

Our Board has established an audit committee, which consists of Norman A. Feinstein, Cynthia Foster Curry and Robert N. Jenkins, each of whom is an independent director. Robert N. Jenkins serves as the chairman of our audit committee and as an audit committee financial expert as that term is defined by the SEC. The audit committee assists our Board in overseeing our accounting and financial reporting processes, the integrity and audits of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm and the performance of our internal and independent registered public accounting firm. In addition, the audit committee selects the independent registered public accounting firm to audit our annual financial statements and reviews with the independent registered public accounting firm the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent registered public accounting firm and the fees we pay for these services.

Appointment and Removal of Officers

Our Board shall have the authority to appoint and remove our officers in its sole discretion. The Advisor and the Sub-Advisor have agreed to consult with each other and jointly agree upon any officers recommended to our Board for appointment. If an officer jointly recommended by the Advisor and the Sub-Advisor to serve as an officer is not appointed to hold the designated office by our Board following appointment by our Board is no longer retained as such officer as a result of death, disability, retirement, resignation or removal, the Advisor and the Sub-Advisor have agreed to consult with each other and jointly recommend a replacement for such officer subject to approval by our Board.

Code of Ethics

Our Board has adopted a code of ethics applicable to our directors, officers and employees. Copies of the code of ethics, including any amendments and waivers thereto, are available to any stockholder, without charge, (i) on our website at www.inland-investments.com/inpoint or (ii) by writing us at 2901 Butterfield Road, Oak Brook, Illinois 60523, Attention: Investor Services.

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

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2020 (dollar amounts in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Norman A. Feinstein	$28	$10	—	—	—	—	$38
Cynthia Foster Curry	$27	$10	—	—	—	—	$37
Robert N. Jenkins	$33	$10	—	—	—	—	$43

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

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our Board. If a director is also one of our officers, or is an employee of the Advisor or the Sub-Advisor, we will not pay any compensation to such person for services rendered as a director.

Stock Compensation

Our Board has adopted an independent director compensation plan, which operates as a sub-plan of our independent director restricted share plan, which we use to attract and retain directors. Our restricted share plan offers our independent directors an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The restricted share plan authorizes the granting of restricted stock, restricted or deferred stock units, dividend equivalents, and cash-based awards to independent directors for participation in the plan. Our Board will administer the restricted share plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our Board, no award granted under the plan will be transferable except through the laws of descent and distribution.

Our Board has authorized Class I shares for issuance under the restricted share plan. However, no awards shall be granted under the restricted share plan on any date on which the aggregate number of shares subject to awards previously issued under the restricted share plan, together with the proposed awards to be granted on such date, exceeds 5% of the number of outstanding shares of common stock on such date. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, a stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the plan will be adjusted proportionately and our Board will make adjustments to the restricted share plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from the transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Our Board may, in its sole discretion at any time, determine that all or a portion of a participant’s awards will become fully vested. Our Board may discriminate among participants or among awards in exercising its discretion. The restricted share plan will automatically expire on the tenth anniversary of the date on which it was approved by our Board and stockholders, unless extended or earlier terminated by our Board. Our Board may terminate the plan at any time. The expiration or other termination of the plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the plan expires or is terminated. Our Board may amend the plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the plan.

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2021, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Percentage(2)
Mitchell A. Sabshon(3)	50,588	*
Donald MacKinnon(4)	26,241	*
Norman A. Feinstein	5,681	*
Cynthia Foster Curry	11,681	*
Robert N. Jenkins	5,681	*
Catherine L. Lynch	600	*
Andrew Winer(4)	13,345	*
Roderick S. Curtis	400	*
All officers and directors as a group (8 persons)	114,217	*
____________
*	Less than 1%

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

(2)	Based on a total of 11,642,173 shares of common stock issued and outstanding as of March 15, 2021.
(3)

The shares owned by the Advisor are deemed to be beneficially owned by Mr. Sabshon. Mr. Sabshon exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.

(4)	The address of such person is 375 Park Avenue, 33rd Floor, New York, New York 10152.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	576,920
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	576,920

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

Our investment strategy is expected to overlap with the investment strategy of one client account managed by our Sub-Advisor or its affiliates and may overlap with others in the future. Our Sub-Advisor has prepared written investment allocation guidelines regarding the allocation of investment opportunities between us and other Sound Point accounts, which have been approved by our Advisor and our Board and are described below.

If both we and one or more other Sound Point accounts are interested in making an investment, the Sub-Advisor or its affiliates will determine which program is ultimately awarded the right to pursue the investment in accordance with the investment allocation guidelines. The Sub-Advisor is required to provide information to our Board to enable our Board, including the independent directors, to determine whether such procedures are being fairly applied to us.

Sound Point has adopted the investment allocation guidelines to address conflicts of interest arising from its allocation of investment opportunities. Sound Point will screen the suitability of each investment opportunity for each account based on the following Screening Criteria: liquidity position (i.e., sufficiency of available cash to make and support the investment or need to raise cash); strategic investment objectives; appropriateness of investment based on current portfolio composition, including loan-type, loan-size, asset-type and geographic or borrower diversity; time horizon; tax sensitivity; and any applicable legal or regulatory restrictions, or governing document applicable covenants or asset tests/restrictions.

Since bespoke whole commercial real estate loan investments are not divisible and cannot be allocated pro rata as a general matter, Sound Point will allocate investment opportunities on a pre-determined rotational order and maintain a record of such rotations. Any new account will be added to the bottom of the rotational queue. If, upon giving due consideration to the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for only one account, the investment opportunity will be allocated to such account without regard to or any resulting effect upon the then-current rotational order. If, however, upon giving due consideration to the Screening Criteria, Sound Point reasonably determines that an investment opportunity is suitable and appropriate for two or more accounts, the investment opportunity will be allocated to the account that has not executed a written non-binding expression of interest (subject to Sound Point’s underwriting and due diligence) in providing commercial real estate debt financing related to a separate investment opportunity previously allocated to it for the longest period of time. In such instance, the account receiving allocation of such investment opportunity will thereupon be moved to the bottom of the rotational queue.

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

Joint Venture and Co-ownership Arrangements with Affiliates

Subject to approval by our Board and the separate approval of our independent directors, we may enter into joint ventures, participations or other arrangements with affiliates of the Advisor or the Sub-Advisor to acquire CRE debt and other CRE investments. In conjunction with any such arrangements, the Advisor, the Sub-Advisor and their affiliates may have conflicts of interest in determining which of such entities should enter into any particular agreements. Our affiliated partners may have economic or business interests or goals which are or that may become inconsistent with our business interests or goals. In addition, should any such arrangements be consummated, the Advisor or the Sub-Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated partner, in managing the arrangement and in resolving any conflicts or exercising any rights in connection with the arrangements. Since the Advisor and the Sub-Advisor will make various decisions on our behalf, agreements and transactions between the Advisor’s and the Sub-Advisor’s affiliates and us as partners with respect to any such venture will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. The Advisor, the Sub-Advisor or their affiliates may receive various fees for providing services to the joint venture, including but not limited to an advisory fee, with respect to the proportionate interest in the properties held by our joint venture partners.

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

Term of Advisory Agreement

The current term of the Advisory Agreement ends December 31, 2021, subject to renewals upon mutual consent of the parties, including an affirmative vote of a majority of our independent directors, for an unlimited number of successive one-year periods. It is the duty of our Board to evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in these evaluations will be reflected in the minutes of the meetings of our Board in which the evaluations occur. The Advisory Agreement may be terminated without cause or penalty by us upon a vote of a majority of the independent directors, or by the Advisor, in each case by providing no fewer than 60 days’ prior written notice to the other party.

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

Our charter prohibits us from borrowing funds from the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing unless approved by a majority of our Board, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and on terms not less favorable to us than comparable loans between unaffiliated parties under the same or similar circumstances. This prohibition on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our Board. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers, the Advisor, the Sub-Advisor or affiliates of any of the foregoing.

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions occurring in the year ended December 31, 2020 are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2020 and 2019, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2020 and 2019, respectively (dollar amounts in thousands).

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit fees(1)	$366	$300
Audit-related fees	—	—
Tax fees(2)	30	25
All other fees	—	—
Total	$396	$325
____________

(1)

Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements.

(2)	Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2020 and 2019, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 86 - 112 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 83 of this Annual Report on Form 10-K.

(a)(3) Exhibits: Refer to Exhibit Index on page 81 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

The Company has elected not to provide summary information.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Amendment and Restatement of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

3.2	Articles of Amendment of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

3.3	Articles Supplementary of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

3.4	Certificate of Correction of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2019 and incorporated by reference)

3.5	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed September 18, 2020 and incorporated by reference)

4.2*	Description of Registrant’s Securities

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

10.9

Form of Indemnification Agreement, between InPoint Commercial Real Estate Income, Inc. and each of its officers and directors (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

10.10

Master Repurchase Agreement, dated as of February 15, 2018, by and among Column Financial, Inc., as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.11

Guaranty, dated as of February 15, 2018, by InPoint Commercial Real Estate Income, Inc. in favor of Column Financial, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.12

Uncommitted Master Repurchase Agreement, dated as of May 6, 2019, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.13

Guarantee Agreement, dated as of May 6, 2019, by InPoint Commercial Real Estate Income, Inc. in favor JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.14

Amendment No. 1 to Independent Director Restricted Share Plan of InPoint Commercial Real Estate Income, Inc., effective November 26, 2019 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 11, 2020 and incorporated by reference)

10.15

Loan and Security Agreement, dated March 10, 2021, between Western Alliance Bank and InPoint REIT Operating Partnership, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.16

Promissory Note, dated March 10, 2021, made by InPoint REIT Operating Partnership, LP to Western Alliance Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.17

Guaranty Agreement, dated March 10, 2021, executed by InPoint Commercial Real Estate Income, Inc., as Guarantor, for the benefit of Western Alliance Bank, as Lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 19, 2021 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
Date:	March 19, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Mitchell A. Sabshon	Chief Executive Officer and Chairman of the Board	March 19, 2021
Name:	Mitchell A. Sabshon	(principal executive officer)

By:	/s/ Donald MacKinnon	President and Director	March 19, 2021
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 19, 2021
Name:	Catherine L. Lynch	(principal financial officer and principal accounting officer)

By:	/s/ Norman A. Feinstein	Director	March 19, 2021
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster Curry	Director	March 19, 2021
Name:	Cynthia Foster Curry

By:	/s/ Robert N. Jenkins	Director	March 19, 2021
Name:	Robert N. Jenkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 19, 2021

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$72,107	$37,210
Restricted cash	—	429
Real estate securities at fair value	—	157,869
Commercial mortgage loans at cost, net of allowance for loan loss of $0	441,814	504,702
Real estate owned, net of depreciation	32,474	—
Finance lease right of use asset, net of amortization	5,525	—
Deferred debt finance costs	1,001	1,133
Accrued interest receivable	1,168	1,822
Prepaid expenses and other assets	902	154
Total assets	$554,991	$703,319
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements - real estate securities	$—	$107,489
Repurchase agreements - commercial mortgage loans	290,699	335,805
Finance lease liability	16,790	—
Loan fees payable	401	55
Due to related parties	2,093	698
Interest payable	292	652
Distributions payable	867	1,699
Accrued expenses	3,593	755
Total liabilities	314,735	447,153
Stockholders' Equity:
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 10,151,787 and 10,182,305 shares issued and outstanding at December 31, 2020 and 2019, respectively	10	10
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 655,835 and 272,006 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	—
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 398,233 and 121,718 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 50,393 and 41,538 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 381,955 and 100,743 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid in capital (net of offering costs of $24,964 and $22,718 as of December 31, 2020 and 2019, respectively)	287,498	265,963
Accumulated deficit	(47,253)	(9,807)
Total stockholders' equity	240,256	256,166
Total liabilities and stockholders’ equity	$554,991	$703,319

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Interest income:
Interest income	$33,490	$34,290	$11,105
Less: Interest expense	(10,317)	(14,035)	(4,091)
Net interest income	23,173	20,255	7,014
Revenue from real estate owned	972	—	—
Total income	24,145	20,255	7,014
Operating expenses:
Advisory fee	5,528	5,632	2,540
Debt finance costs	1,331	950	456
Directors compensation	94	86	84
Professional service fees	2,031	651	356
Real estate owned operating expenses	2,709	—	—
Depreciation and amortization	405	—	—
Other expenses	921	579	243
Expense reimbursement	—	(359)	—
Total operating expenses	13,019	7,539	3,679
Other (loss) income:
Provision for loan losses	(4,726)	—	—
Realized loss on sale of commercial loan	(375)	—	—
Unrealized gain (loss) in value of real estate securities	211	1,032	(1,279)
Realized loss on the sale of real estate securities	(35,020)	(43)	—
Total other (loss) income	(39,910)	989	(1,279)
Net (loss) income before income taxes	(28,784)	13,705	2,056
Income tax benefit	—	—	(13)
Net (loss) income	$(28,784)	$13,705	$2,069
Net (loss) income per share, basic and diluted	$(2.49)	$1.53	$0.57
Weighted average number of shares
Basic	11,561,828	8,958,684	3,638,407
Diluted	11,561,828	8,959,035	3,638,574

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	$2	$—	$—	$—	$—	$—	$43,428	$(1,445)	$41,985
Proceeds from issuance of common stock	4	—	—	—	—	—	114,066	—	114,070
Offering costs	—	—	—	—	—	—	(8,806)	—	(8,806)
Net income	—	—	—	—	—	—	—	2,069	2,069
Distributions declared	—	—	—	—	—	—	—	(7,008)	(7,008)
Redemptions	—	—	—	—	—	—	(46)	—	(46)
Equity-based compensation	—	—	—	—	—	—	8	—	8
Balance as of December 31, 2018	6	—	—	—	—	—	148,650	(6,384)	142,272
Proceeds from issuance of common stock	4	—	—	—	—	—	130,160	—	130,164
Offering costs	—	—	—	—	—	—	(10,993)	—	(10,993)
Net income	—	—	—	—	—	—	—	13,705	13,705
Distributions declared	—	—	—	—	—	—	—	(17,128)	(17,128)
Distribution reinvestment	—	—	—	—	—	—	37	—	37
Redemptions	—	—	—	—	—	—	(1,911)	—	(1,911)
Equity-based compensation	—	—	—	—	—	—	20	—	20
Balance as of December 31, 2019	10	—	—	—	—	—	265,963	(9,807)	256,166
Proceeds from issuance of common stock	—	1	—	—	—	—	24,268	—	24,269
Offering costs	—	—	—	—	—	—	(2,246)	—	(2,246)
Net loss	—	—	—	—	—	—	—	(28,784)	(28,784)
Distributions declared	—	—	—	—	—	—	—	(8,662)	(8,662)
Distribution reinvestment	—	—	—	—	—	—	245	—	245
Redemptions	—	—	—	—	—	—	(763)	—	(763)
Equity-based compensation	—	—	—	—	—	—	31	—	31
Balance as of December 31, 2020	$10	$1	$—	$—	$—	$—	$287,498	$(47,253)	$240,256

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities
Net (loss) income	$(28,784)	$13,705	$2,069
Adjustments to reconcile net income (loss) to cash provided by operations:
Net realized loss on real estate securities	35,020	43	—
Net unrealized (gain) loss on real estate securities	(211)	(1,032)	1,279
Provision for loan losses	4,726	—	—
Realized loss on sale of commercial loan	375	—	—
Depreciation and amortization expense	429	—	—
Amortization of equity-based compensation	31	20	8
Amortization of debt finance costs to operating expense	1,331	950	456
Amortization of debt finance costs to interest expense	79	80	56
Amortization of bond discount	(307)	(808)	(369)
Amortization of origination fees	(1,534)	(1,779)	(380)
Amortization of deferred exit fees	62	(624)	(144)
Changes in assets and liabilities:
Accrued interest receivable	268	(828)	(852)
Accrued expenses	487	1,059	(515)
Loan fees payable	346	(45)	60
Accrued interest payable	(397)	226	404
Due to related parties	648	(758)	1,174
Prepaid expenses and other assets	(571)	(131)	(18)
Net cash provided by operating activities	11,998	10,078	3,228
Cash flows from investing activities:
Origination of commercial loans	(69,135)	(329,155)	(219,274)
Origination fees received on commercial loans	—	1,951	2,319
Principal repayments of commercial loans	99,727	74,478	—
Proceeds from sale of commercial loan	9,625	—	—
Acquisition of real estate owned	347	—	—
Purchase of real estate securities	—	(76,277)	(69,767)
Real estate securities sold	121,189	9,211	2,996
Real estate securities principal pay-down	2,178	2,212	636
Net cash provided by (used in) investing activities	163,931	(317,580)	(283,090)
Cash flows from financing activities:
Proceeds from issuance of common stock	24,269	130,164	114,070
Redemptions of common stock	(763)	(1,911)	(46)
Payment of offering costs	(1,844)	(10,720)	(8,806)
Proceeds from repurchase agreements	578,182	1,309,146	668,045
Principal repayments of repurchase agreements	(730,830)	(1,092,052)	(458,877)
Debt finance costs	(1,224)	(1,650)	(1,107)
Distributions paid	(9,251)	(16,333)	(6,326)
Net cash (used in) provided by financing activities	(141,461)	316,644	306,953
Net change in cash, cash equivalents and restricted cash	34,468	9,142	27,091
Cash, cash equivalents and restricted cash at beginning of period	37,639	28,497	1,406
Cash, cash equivalents and restricted cash at end of period	$72,107	$37,639	$28,497
Supplemental disclosure of cash flow information:
Change in deferred offering costs and accrued offering expenses, included in due to related parties	$—	$(498)	$(1,005)
Amortization of deferred exit fees due to related party	$346	$—	$—
Interest paid	$10,677	$13,810	$3,688
Distributions payable	$867	$1,699	$941
Deferred interest capitalized on commercial loan	$386	$—	$—
Transfer of commercial loan on deed-in-lieu of foreclosure to real estate owned	$19,774	$—	$—
Accrued stockholder servicing fee due to related party	$401	$273	$—
Distribution reinvestment	$245	$37	$—

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

December 31, 2020

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

On March 24, 2020, the Board suspended (i) the sale of shares in the IPO, (ii) the operation of the share repurchase plan (the “SRP”), (iii) the payment of distributions to the Company’s stockholders, and (iv) the operation of the distribution reinvestment plan (the “DRP”), effective as of April 6, 2020. In determining to suspend the IPO, the SRP, the payment of distributions and the DRP, the Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions.

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

Please refer to “Note 15 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates to the Company’s business after December 31, 2020 and risk factors related to the COVID-19 pandemic, respectively.

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

Restricted cash represents cash the Company is required to hold in a segregated account. As of December 31, 2019, the restricted cash was held as additional collateral on real estate securities repurchase agreements. As of December 31, 2020, there is no restricted cash held.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$72,107	$37,210
Restricted cash	—	429
Total cash, cash equivalents, and restricted cash	$72,107	$37,639

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

As of December 31, 2020 and 2019, the Company had $441,814 and $504,702 of commercial mortgage loans held for investment, respectively. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

Leases

Finance lease right of use ("ROU") assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recorded based on the fair value of the underlying property. Lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Total lease expense is recognized as interest on the finance lease liability and amortization of the ROU asset on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. As of December 31, 2020, the Company had one finance lease assumed as part of a deed-in-lieu of foreclosure of a hotel property during August 2020.

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

Real estate securities are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2019, the Company received third-party quotes on each real estate security used in determining the fair value, all of which have been classified as Level II due to the observable nature of all significant inputs. As of December 31, 2020, the Company did not hold any real estate securities.

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

Income Taxes

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2017 and qualifies for taxation as a REIT. The Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income, subject to certain adjustments, to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of December 31, 2020 or 2019. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2020. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020, returns for the calendar years 2017, 2018, 2019 and 2020 remain subject to examination by U.S. and various state and local tax jurisdictions.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

As a result of the $1,235 operating loss from the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) on the Company’s consolidated statement of operations during the year ended December 31, 2020, the Company expects to recognize a net operating loss, for income tax purposes. The Company operates the Renaissance O’Hare through a taxable REIT subsidiary that has engaged a third-party hotel management company to manage the hotel under a management contract. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the operating loss is approximately $352. Since the taxable REIT subsidiary does not currently conduct any activities outside of the operation of Renaissance O’Hare and the hotel operations are not projecting future net taxable income, management does not believe it is more likely than not that the taxable REIT subsidiary will be able to utilize these net operating losses in future tax periods. As a result, during the year ended December 31, 2020, management recorded a full valuation allowance, in the amount of $352.

Distributions Payable

Distributions payable represent distributions declared as of the balance sheet date which are payable to stockholders.

Per Share Data

The Company calculates basic and diluted earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Basic earnings (loss) per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. For further information about the Company’s calculation of EPS, see Note 7 – “Net Income Per Share.”

Note 3 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2020:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	26	$425,196	$118	$425,314	5.3%	1.5
Credit loans	3	16,500	—	16,500	9.5%	4.9
Total and average	29	$441,696	$118	$441,814	5.5%	1.6

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2019:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	29	$489,902	$(1,700)	$488,202	5.6%	2.0
Credit loans	3	16,500	—	16,500	9.5%	5.9
Total and average	32	$506,402	$(1,700)	$504,702	5.7%	2.2

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2020 and 2019, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance at Beginning of Year	$504,702	$249,573
Loan originations	69,135	329,155
Principal repayments	(99,727)	(74,478)
Amortization of loan origination and deferred exit fees	1,818	2,403
Sale of commercial loan	(10,000)	—
Origination fees received on commercial loans	—	(1,951)
Provision for loan losses	(4,726)	—
Deferred interest capitalized on commercial loan	386	—
Transfer on deed-in-lieu of foreclosure to real estate owned	(19,774)	—
Balance at End of Period	$441,814	$504,702

During May 2020, the Company sold one credit loan with an outstanding principal balance of $10,000 generating proceeds of $9,625. The Company had not previously planned to sell the loan and had classified it as held for investment. The Company recognized a loss of $375 recorded in realized loss on sale of commercial loan.

Allowance for Loan Losses

The following table presents the activity in the Company’s allowance for loan losses:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning of period	$—	$—
Provision for loan losses	(4,726)	—
Charge-offs	4,726	—
Ending allowance for loan losses	$—	$—

In accordance with the Company’s allowance for loan loss policy, during the year ended December 31, 2020, the Company recorded impairment charges of $4,726 on one first mortgage loan secured by a hotel property in Illinois. The impairment charges were based on the estimated fair value of the underlying collateral, and the loan was terminated during August in connection with the Company’s acquisition of the collateral via a deed-in-lieu of foreclosure. In addition, the Company previously recorded a provision for loan loss of $1,500 on a mezzanine loan secured by a hotel property in Miami, Florida that had been negatively impacted by the economic effects of the COVID-19 pandemic. During the year ended December 31, 2020, the Company determined that the loan had improved and that a loss was no longer probable. As such, the $1,500 allowance for loan loss previously recorded was reversed against the provision for loan losses. For the year ended December 31, 2020, interest income for the impaired loan was $465. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

As of December 31, 2020, 19 loans had a risk rating of 2, seven had a risk rating of 3 and three had a risk rating of 4. As of December 31, 2019, 30 loans had a risk rating of 2 and two had a risk rating of 3.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The Company did not hold any real estate securities at December 31, 2020.

The table below show the Company’s securities as of December 31, 2019:

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

During the year ended December 31, 2020, the Company sold all of its CMBS, generating proceeds of $121,189 and a realized loss of $35,020. At December 31, 2019, the Company held 17 CMBS with a total carrying value of $157,869 with a total net unrealized loss of $211. The Company had $43 and $0 of realized losses during the year ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, each of the CMBS were assigned an internal risk rating of 2.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

Note 5 – Repurchase Agreements

Commercial Mortgage Loans

On February 15, 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to the maximum of $250,000. In March 2020, the Company temporarily increased the maximum advance amount to $300,000, and this increase expired on June 30, 2020 and the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in March 2020 to February 2021. During December 2020, the maturity date was further extended to December 2021. Advances under the CF Repo Facility for current loans accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% to 2.75% with a 0.25% to 0.75% floor. New loans will accrue interest at a per annum rate equal to LIBOR plus 2.25% to 2.75% with a 0.25% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2020 and 2019.

On May 6, 2019, a wholly owned subsidiary of the Company entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2020 and 2019.

The JPM Repo Facility and CF Repo Facility (collectively, the “Repo Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Company’s Repo Facilities as of December 31, 2020 and 2019 are as follows:

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250

December 31, 2019					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$224,590	$327	$304,708	3.74%	318
JPM Repo Facility	150,000	111,295	157	153,194	3.63%	492
	$400,000	$335,885	$484	$457,902	3.70%	376
____________

(1)	Excluding $27 and $80 of unamortized debt issuance costs as of December 31, 2020 and 2019, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

Real Estate Securities

The Company entered into two master repurchase agreements for real estate securities with separate counterparties and had the following balances outstanding as described in the table below:

				Weighted Average
	Amount Outstanding	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of December 31, 2020	$—	$—	$—	—	—
As of December 31, 2019	$107,489	$168	$149,164	3.14%	11

During the year end December 31, 2020, the Company repaid all balances under the master repurchase agreements. The total amount outstanding as of December 31, 2019 was with JP Morgan Securities LLC. In addition, the master repurchase agreements are subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2019.

Note 6 – Stockholders’ Equity

The following tables detail the change in the Company’s outstanding shares of all class of common stock, including restricted common stock:

	Common Stock
Year ended December 31, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,182,305	272,006	121,718	—	41,538	100,743
Issuance of shares	—	379,250	274,570	—	8,066	276,618
Distribution reinvestment	—	4,579	1,945	—	789	3,201
Issuance of restricted shares	—	—	—	—	—	1,393
Redemptions	(30,518)	—	—	—	—	—
Ending balance	10,151,787	655,835	398,233	—	50,393	381,955

	Common Stock
Year ended December 31, 2019	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	5,940,744	—	—	—	—	—
Issuance of shares	4,315,524	271,382	121,385	—	41,298	99,244
Distribution reinvestment	—	624	333	—	240	302
Issuance of restricted shares	2,400	—	—	—	—	1,197
Redemptions	(76,363)	—	—	—	—	—
Ending balance	10,182,305	272,006	121,718	—	41,538	100,743

	Common Stock
Year ended December 31, 2018	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	1,733,392	—	—	—	—	—
Issuance of shares	4,209,178	—	—	—	—	—
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(1,826)	—	—	—	—	—
Ending balance	5,940,744	—	—	—	—	—

During the year ended December 31, 2020, the Company issued shares in the IPO at an average price per share of $25.83 with total net proceeds, including proceeds from the DRP, of $22,267 after offering costs of $2,246. In addition, the Company incurred $70 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor.

During the year ended December 31, 2019, the Company issued shares in the Private Offering and the IPO (collectively, the “Offerings”) at an average price per share of $26.84 with total net proceeds of $119,208 after offering costs of $10,993. In addition, the Company incurred $390 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

During the year ended December 31, 2018, the Company issued shares in the Private Offering at an average price per share of $27.10 with total net proceeds of $105,264 after offering costs of $8,806. In addition, the Company incurred $562 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor from future stock issuances.

Distributions

For the years ended December 31, 2018, 2017 and from January 1, 2019 to July 31, 2019, the Company paid distributions on Class P Shares based on daily record dates, payable in arrears the following month, equal to a daily amount of 1/365th of $1.92 per share. Distributions declared on or after August 1, 2019 through February 29, 2020 on Class P Shares are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.92 per share. Distributions on Class A, Class T, Class D and Class I shares are based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.62 per share from August 1, 2019 through February 29, 2020.

On March 24, 2020, as a result of the COVID-19 pandemic, the Board suspended, among other things, the payment of distributions to the Company’s stockholders and the operation of the DRP, effective as of April 6, 2020. In making these decisions, the Board considered the difficulty of confidently determining an NAV as a result of the uncertainty surrounding the extent of the economic effects of the pandemic, as well as the financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets. The Board believed that the responsible course of action in the face of the economic slowdown and uncertainty was to conserve liquidity and prioritize the payment of operating and other essential expenses until the extent of the economic effects of the pandemic could be better understood and analyzed.

After considering, among other things, the reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook, on July 30, 2020, the Board authorized a distribution on the Company’s common stock that was paid to stockholders of record as of July 31, 2020. The gross distribution was 1/12th of $0.8576 per share for all classes of shares, and the net distribution was reduced for certain share classes for applicable class-specific expenses. The Company declared a distribution to stockholders of record as of August 31, 2020 in the gross amount of 1/12th of $0.88 per share for all classes of shares. For stockholders of record as of September 30, 2020, October 31, 2020, November 30, 2020 and December 31, 2020, the Company declared a distribution in the gross amount of 1/12th of $0.90 per share for all classes of shares. The amount of distributions the Company may pay in the future is not certain.

Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2020 were $7,768, $419, $213, $33 and $229, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2019 were $16,967, $82, $40, $12 and $27, respectively. For the year ended December 31, 2018, total distributions declared for Class P Shares was $7,008. Other than Class P Shares, no other classes of shares were outstanding during the year ended December 31, 2018.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

The table below presents the aggregate distributions declared per share for each applicable class of common stock during the years ended December 31, 2020, 2019 and 2018. The tables exclude from dividend declaration any month when there were no outstanding shares for a class of stock or during which distributions were suspended.

Year ended December 31, 2020
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.7648	$0.7148	$0.7148	$—	$0.7148	$0.7148
Stockholder servicing fee per share	N/A	N/A	0.1270	—	0.0373	N/A
Net distributions declared per share	$0.7648	$0.7148	$0.5878	$—	$0.6775	$0.7148

Year ended December 31, 2019
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.9200	$0.5400	$0.6750	$—	$0.5400	$0.6750
Stockholder servicing fee per share	N/A	N/A	0.0890	—	0.0209	N/A
Net distributions declared per share	$1.9200	$0.5400	$0.5860	$—	$0.5191	$0.6750

Year ended December 31, 2018
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.9200	$—	$—	$—	$—	$—
Stockholder servicing fee per share	N/A	—	—	—	—	—
Net distributions declared per share	$1.9200	$—	$—	$—	$—	$—

As of December 31, 2020 and 2019, distributions declared but not yet paid amounted to $867 and $1,699, respectively.

Distribution Reinvestment Plan

The Company adopted a DRP, effective May 3, 2019, whereby Class A, Class T, Class S, Class D and Class I stockholders have the option to have their cash distributions reinvested in additional shares of common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the DRP will be immediately reinvested in shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the DRP will be equal to the most recently published transaction price at the time the distribution is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP. Shares acquired under the DRP will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in the IPO.

The Company reserves the right to amend any aspect of its DRP without the consent of its stockholders, provided that notice of any material amendment is sent to participants at least ten business days prior to the effective date of that amendment. In addition, the Company may suspend or terminate the DRP for any reason at any time upon ten business days’ prior written notice to participants. A stockholder’s participation in the plan will be terminated to the extent that a reinvestment of such stockholder’s distributions in the Company’s shares would cause the percentage ownership or other limitations contained in the Company’s charter to be violated. Participants may terminate their participation in the DRP with five business days’ prior written notice to the Company.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

On March 24, 2020, the Board suspended the IPO, effective immediately, and the DRP, effective April 6, 2020.

In determining to suspend the IPO and the DRP, the Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions. After determining that there had been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook, the Company’s Advisor resumed calculation of the NAV beginning as of June 30, 2020 , and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s registration statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

During the year ended December 31, 2020, the Company received proceeds from the DRP totaling $245 at an average price per share of $23.24. During the year ended December 31, 2019, the Company received proceeds from the DRP totaling $37 at an average price per share of $25.06.

Share Repurchase Plan

The Company has adopted an SRP, effective May 3, 2019, whereby on a monthly basis, stockholders who have held their shares of common stock for at least one year may request that the Company repurchase all or any portion of their shares.

The Company may repurchase fewer shares than have been requested in any particular month to be repurchased under its SRP, or none at all, in its discretion at any time. In addition, the total amount of aggregate repurchases of shares will be limited to no more than 2% of the aggregate NAV per month and no more than 5% of the aggregate NAV per calendar quarter.

The Board may modify, suspend or terminate the SRP if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

On March 24, 2020 the Board suspended the SRP.

During the year ended December 31, 2020, prior to the suspension of the SRP, the Company repurchased $763 of common stock at an average price per share of $25.00. During the year ended December 31, 2019, the Company repurchased $1,911 of common stock at an average price per share of $25.02. During the year ended December 31, 2018, the Company repurchased $46 of common stock at an average price per share of $25.00 due to death or disability.

Note 7 – Net Income Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. For the year ended December 31, 2020, there were 583 antidilutive restricted shares and no additional shares related to common share equivalents were included in the computation of diluted earnings per share due to the net loss for the year. For the years ended December 31, 2019 and 2018, 351 and 167 additional shares related to restricted shares were included in the computations of diluted earnings per share, respectively, because the effect of those common share equivalents was dilutive. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were no antidilutive restricted shares for the years ended December 31, 2019 and 2018. For further information about the Company’s restricted shares, see Note 11 – “Equity Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

The following table is a summary of the basic and diluted net (loss) income per share computation for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net (loss) income	$(28,784)	$13,705	$2,069
Weighted average shares outstanding, basic	11,561,828	8,958,684	3,638,407
Weighted average shares outstanding, diluted	11,561,828	8,959,035	3,638,574
Net (loss) income per share, basic and diluted	$(2.49)	$1.53	$0.57

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its real estate loans if the borrower meets certain conditions. As of December 31, 2020 and 2019, the Company had 20 and 22 commercial mortgage loans, respectively, with a total remaining future funding commitment of $50,940 and $54,620, respectively. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the years ended December 31, 2020, 2019 and 2018.

Note 10 – Transactions with Related Parties

As of December 31, 2020 and 2019, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2020 and 2019, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the years ended December 31, 2020, 2019 and 2018:

	Year Ended	Year Ended	Year Ended	Payable as of December 31,
	December 31, 2020	December 31, 2019	December 31, 2018	2020	2019
Organization and offering expense reimbursement (1)	$70	$390	$562	$—	$17
Selling commissions and dealer manager fee (2)	758	7,299	7,259	—	—
Advisory fee (3)	5,528	5,632	2,540	507	—
Loan fees(4)	1,508	2,089	—	912	408
Accrued stockholder servicing fee(5)	446	277	—	674	273
Operating expense reimbursement to advisor (6)	1	5	14	—	—
Expense reimbursement received from advisor (7)	—	(359)	—	—	—
Total	$8,311	$15,333	$10,375	$2,093	$698
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

(2)

The Dealer Manager received selling commissions up to 5%, and a dealer manager fee up to 3%, of the transaction price for each Class P Share sold in the Private Offering, the majority of which is paid to third-party broker-dealers. For the IPO, the Dealer Manager is entitled to receive (a) upfront selling commissions of up to 6.0%, and upfront dealer manager fees of up to 1.25%, of the transaction price of each Class A share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 7.25% of the transaction price; (b) upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price; and (c) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class D shares, Class I shares or shares of any class sold pursuant to the Company’s DRP.

(3)

Under the Prior Advisory Agreement, the Company paid the Advisor an advisory fee comprised of (1) a fixed component and (2) a performance component. The fixed component of the advisory fee was paid quarterly in arrears in an amount equal to 1/4th of 1.5% of the average aggregate value of the Company’s assets over such quarter, where the value of each asset shall be the value determined in accordance with the Company’s valuation policies or, if such value has not yet been determined, the book value of the asset. The performance component of the advisory fee was calculated and paid annually with respect to the Class P Shares, such that for any year in which the Company’s total return per Class P Share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to the Class P Shares; provided that in no event will the performance component of the advisory fee exceed 15% of the aggregate total return allocable to Class P Shares for such year. On April 29, 2019, the Company, the Advisor and the Operating Partnership entered into the Advisory Agreement, which supersedes and replaces the Prior Advisory Agreement. Pursuant to the Advisory Agreement, (1) the fixed component of the advisory fee is paid in an amount equal to (i) prior to the NAV Pricing Date, 1/4th of 1.5% per annum of the gross value of the Company’s assets, paid quarterly in arrears, and (ii) following the NAV Pricing Date, 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment shall not exceed 1/12th of 2.5% of the Company’s NAV; and (2) the performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. The Advisor waived the fixed component of the advisory fee for all periods prior to April 1, 2018 and for the months of November and December 2019. The fixed component of the advisory fee waived totaled $874, $1,109 and $258 for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the Advisor waived the performance component of the advisory fee of $319 for the year ended December 31, 2019. For the years ended December 31, 2020 and 2018, the Advisor did not earn the performance component of the advisory fee.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

(7)

The Advisor has agreed to reimburse the Company from time to time for certain costs incurred by the Company. For the year ended December 31, 2019, the Advisor reimbursed the Company $359. There were no expense reimbursements during the years ended December 31, 2020 and 2018. These reimbursements represent one-time cash payments to the Company in order to provide additional operating support to the Company and ensure a certain return for the Company. These cash payments are not subject to Board approval.

Note 11 – Equity-Based Compensation

On December 1, 2020, the Company granted each of its three independent directors 464 restricted Class I shares for a total of 1,393 Class I Shares with a grant date fair value of $21.54 per share and a total value of $30. The restricted Class I shares will vest in equal one-third increments on December 1, 2021, 2022 and 2023. On December 2, 2019, the Company granted each of its three independent directors 399 restricted Class I shares for a total of 1,197 Class I shares with a grant date fair value of $25.07 per share and a total value of $30. The restricted Class I shares will vest in equal one-third increments on December 2, 2020, 2021 and 2022. On January 7, 2019, the Company granted each of its three independent directors 400 restricted Class P Shares for a total of 1,200 Class P Shares with a grant date fair value of $25.00 per share and a total value of $30. The restricted Class P Shares will vest in equal one-third increments on January 7, 2020, 2021 and 2022. On March 1, 2018, the Company granted 400 restricted Class P Shares to each of its three independent directors for a total of 1,200 Class P Shares at a grant date fair value of $25.00 per share for a total value of $30. These restricted Class P Shares vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Under the RSP, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $31, $20 and $8 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had $60 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.26 years. The total fair value at the vesting date for restricted shares that vested during the year ended December 31, 2020 was $29.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	3,197	$25.02
Granted	1,393	21.54
Vested	(1,199)	25.02
Converted	—	—
Forfeited	—	—
Outstanding at December 31, 2020	3,391	$23.59

Note 12 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments carried at fair value in the consolidated balance sheets by its level in the fair value hierarchy (see Note 2 – “Summary of Significant Accounting Policies”):

	December 31, 2020				December 31, 2019
	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III
Real estate securities	$—	—	$—	—	$157,869	—	$157,869	—

The Company did not transfer any assets within fair value levels during the years ended December 31, 2020 and 2019.

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and fair value of the financial instruments described in Note 2:

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$72,107	$72,107	$37,210	$37,210
Restricted cash	—	—	429	429
Commercial mortgage loans, net	441,814	441,267	504,702	511,734
Total	$513,921	$513,374	$542,341	$549,373
Financial liabilities
Repurchase agreements - real estate securities	$—	$—	$107,489	$107,489
Repurchase agreements - commercial mortgage loans	290,699	290,699	335,805	335,805
Total	$290,699	$290,699	$443,294	$443,294

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

Note 13 – Real Estate Owned

The following table summarizes the Company’s REO assets as of December 31, 2020:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,196	$(405)	$32,474

(1)	Refer to Note 2 – “Summary of Significant Accounting Policies” for useful life of the above assets.
(2)	Represents hotel ground lease interest acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

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

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a ROU asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers a reasonable estimate of the Company’s incremental borrowing rate. For the years ended December 31, 2020, 2019 and 2018, total finance lease cost was comprised as follows:

	Years ended December 31,
	2020	2019	2018
Amortization of right-of-use assets	$24	$—	$—
Interest on lease liabilities	634	—	—
Total finance lease cost	$658	$—	$—

The table below shows the Company’s finance lease right of use asset, net of amortization as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Finance lease right of use asset, gross	$5,549	$—
Accumulated amortization	(24)	—
Finance lease right of use asset, net of amortization	$5,525	$—

Lease payments for the ground lease as of December 31, 2020 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2021	$1,611
2022	1,611
2023	1,611
2024	1,744
2025	1,771
Thereafter	271,459
Total undiscounted lease payments	$279,807
Less: Amount representing interest	(263,017)
Present value of lease liability	$16,790

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

Note 15 – Subsequent Events

The Company has evaluated subsequent events through March 19, 2021, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Fee Waiver

In order to support the performance of the Company, the Advisor has agreed to waive 50% of its management fee for the month of January 2021 and for future months until it notifies the Board that the waiver is terminated.

Share Repurchase Plan Reinstatement

The Board has approved the reinstatement of the SRP as described below.

•

On March 1, 2021, the SRP will be reinstated for the Company’s stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. Permitted repurchase requests must be submitted on or after March 1, 2021. The first settlement of permitted repurchase requests will be on March 31, 2021, the last business day of the month.

•

On July 1, 2021, the SRP will be reinstated for all stockholders. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests will be on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow the Company to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of July, August and September 2021, the total amount of aggregate repurchases of shares (including Class P Shares) will be limited to no more than 1% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of the Company’s aggregate NAV per calendar quarter as of the last day of the previous calendar month. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter as of the last day of the previous calendar month). Notwithstanding the foregoing, the Company may repurchase fewer shares than these limits in any month, or none. Further, the Board may modify, suspend or terminate the SRP if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

Loan and Security Agreement and Promissory Note with Western Alliance Bank

On March 10, 2021, the operating partnership subsidiary, the Operating Partnership entered into a Loan and Security Agreement and a Promissory Note (the “Western Alliance Facility”) with Western Alliance Bank, an Arizona corporation.  The Western Alliance Facility provides for loan advances up to $75,000. The Company expects to use advances under the Western Alliance Facility to finance the acquisition or origination of commercial mortgage loans.  The Western Alliance Facility acts in the manner of a revolving credit facility that can be repaid as the Company’s mortgage loan assets are paid off and re-drawn as advances against new assets.  Advances under the Western Alliance Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the Western Alliance Facility is March 10, 2023.

In connection with the Western Alliance Facility, the Company entered into a Guaranty dated March 10, 2021 (the “Guaranty”), under which the Company agreed to guarantee all obligations, indebtedness and liabilities of the Operating Partnership under the Western Alliance Facility up to 30% of the amount owed under the Western Alliance Facility at the determination date plus certain additional amounts specified in the Guaranty, including all advances after the determination date. The Western Alliance Facility and the Guaranty contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

Distributions

On January 28, 2021, the Company declared distributions for each class of its common stock to stockholders of record as of January 31, 2021, payable on or about February 17, 2021 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.0792	$0.0792	$0.0792	$0.0792	$0.0792
Stockholder servicing fee per share	N/A	N/A	0.0146	0.0043	N/A
Net distributions declared per share	$0.0792	$0.0792	$0.0646	$0.0749	$0.0792

On January 28, 2021, the Company declared distributions for each class of its common stock to stockholders of record as of February 28, 2021, payable on or about March 17, 2021 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.0833	$0.0833	$0.0833	$0.0833	$0.0833
Stockholder servicing fee per share	N/A	N/A	0.0132	0.0039	N/A
Net distributions declared per share	$0.0833	$0.0833	$0.0701	$0.0794	$0.0833

On January 28, 2021, the Company announced distributions for each class of its common stock to stockholders of record as of March 31, 2021, payable on or about April 19, 2021 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.0875	$0.0875	$0.0875	$0.0875	$0.0875
Stockholder servicing fee per share	N/A	N/A	0.0146	0.0043	N/A
Net distributions declared per share	$0.0875	$0.0875	$0.0729	$0.0832	$0.0875

*

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2020

(Dollar amounts in thousands)

Type of Loan (1)	Principal Balance	Carrying Amount	Property Type	Cash Coupon (2)	Periodic Payment Terms (3)	Maximum Maturity (4)
First Mortgage Loan 1	$14,650	$14,721	Office	L+4.70%	I/O	1/9/23
First Mortgage Loan 2	16,860	16,973	Office	L+4.50%	I/O	6/9/21
First Mortgage Loan 3	12,059	12,069	Retail	L+3.75%	I/O	4/9/23
First Mortgage Loan 4	31,000	30,970	Industrial	L+4.00%	I/O	5/9/23
First Mortgage Loan 5	6,962	6,983	Multifamily	L+4.50%	I/O	6/9/23
First Mortgage Loan 6	24,411	24,443	Office	L+3.75%	I/O	9/9/23
First Mortgage Loan 7	8,531	8,521	Multifamily	L+3.70%	I/O	10/9/23
First Mortgage Loan 8	6,860	6,861	Multifamily	L+3.85%	I/O	11/9/23
First Mortgage Loan 9	5,200	5,198	Multifamily	L+3.90%	I/O	12/9/23
First Mortgage Loan 10	16,537	16,518	Hospitality	L+4.20%	I/O	6/9/25
First Mortgage Loan 11	11,575	11,563	Multifamily	L+3.45%	I/O	2/9/24
First Mortgage Loan 12	15,761	15,732	Industrial	L+3.30%	I/O	4/9/24
First Mortgage Loan 13	24,000	23,929	Multifamily	L+3.25%	I/O	6/9/24
First Mortgage Loan 14	12,828	12,810	Multifamily	L+3.25%	I/O	6/9/24
First Mortgage Loan 15	47,507	47,357	Office	L+2.75%	I/O	7/9/24
First Mortgage Loan 16	6,350	6,325	Mixed Use	L+3.60%	I/O	7/9/24
First Mortgage Loan 17	7,567	7,592	Office	L+4.20%	I/O	9/9/24
First Mortgage Loan 18	15,260	15,274	Office	L+3.10%	I/O	10/9/24
First Mortgage Loan 19	30,000	30,035	Multifamily	L+3.30%	I/O	10/9/24
First Mortgage Loan 20	20,958	21,012	Office	L+2.90%	I/O	10/9/24
First Mortgage Loan 21	13,743	13,757	Multifamily	L+3.00%	I/O	11/9/24
First Mortgage Loan 22	32,632	32,656	Multifamily	L+3.00%	I/O	12/9/24
First Mortgage Loan 23	19,835	19,880	Office	L+3.30%	I/O	2/9/25
First Mortgage Loan 24	8,000	8,017	Retail	L+3.85%	I/O	3/9/25
First Mortgage Loan 25	9,320	9,327	Retail	L+3.50%	I/O	3/9/25
First Mortgage Loan 26	6,790	6,791	Multifamily	L+4.00%	I/O	10/9/25
Credit Loan 1	7,500	7,500	Office	9.20%	I/O	10/11/27
Credit Loan 2	3,000	3,000	Hospitality	9.35%	I/O	4/1/23
Credit Loan 3	6,000	6,000	Office	10.00%	I/O	10/6/24
	$441,696	$441,814
____________

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)	Cash coupon is the stated rate on the loan.

(3)	I/O = interest only, P/I = principal and interest.

(4)	Maximum maturity assumes all extension options are exercised.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2020

(Dollar amounts in thousands)

Reconciliation of Commercial Mortgage Loans, At Cost:

The following table reconciles commercial mortgage loans, at cost for the years ended:

	2020	2019	2018

Balance at January 1,	$504,702	$249,573	$32,094
Additions during period:
Loan fundings	69,135	329,155	219,274
Deferred interest capitalized on commercial loan	386	—	—
Amortization of deferred fees and expenses	1,818	2,403	524
Deductions during period:
Collections of principal	(99,727)	(74,478)	—
Sale of commercial loan	(10,000)	—	—
Provision for loan losses	(4,726)	—	—
Transfer on deed-in-lieu of foreclosure to real estate owned	(19,774)	—	—
Net fees capitalized into carrying value of loans	—	(1,951)	(2,319)
Balance at December 31,	441,814	$504,702	$249,573