Form 10-Q
period 2021-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2021-05-14
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the Registrant had the following shares outstanding: 10,142,801 shares of Class P common stock, 399,818 shares of Class T common stock, 384,783 shares of Class I common stock, 659,118 shares of Class A common stock, 50,884 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$52,644	$72,107
Commercial mortgage loans at cost	475,414	441,814
Real estate owned, net of depreciation	32,236	32,474
Finance lease right of use asset, net of amortization	5,507	5,525
Deferred debt finance costs	1,183	1,001
Accrued interest receivable	1,241	1,168
Prepaid expenses and other assets	1,014	902
Total assets	$569,239	$554,991
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—commercial mortgage loans	305,943	290,699
Finance lease liability	16,865	16,790
Loan fees payable	361	401
Due to related parties	2,294	2,093
Accrued interest payable	296	292
Distributions payable	1,012	867
Accrued expenses	4,009	3,593
Total liabilities	330,780	314,735
Stockholders’ Equity:
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 10,145,579 and 10,151,787 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10	10
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 658,266 and 655,835 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 399,381 and 398,233 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 50,751 and 50,393 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 384,038 and 381,955 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital (net of offering costs of $25,240 and $24,964 at March 31, 2021 and December 31, 2020, respectively)	287,228	287,498
Accumulated deficit	(48,780)	(47,253)
Total stockholders’ equity	238,459	240,256
Total liabilities and stockholders’ equity	$569,239	$554,991

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended March 31,
	2021	2020
Income:
Interest income	$6,451	$10,356
Less: Interest expense	(1,894)	(3,962)
Net interest income	4,557	6,394
Revenue from real estate owned	868	—
Total income	5,425	6,394
Operating expenses:
Advisory fee	737	844
Debt finance costs	431	254
Directors compensation	21	24
Professional service fees	224	218
Real estate owned operating expenses	2,155	—
Depreciation and amortization	272	—
Other expenses	220	225
Total operating expenses	4,060	1,565
Other income (loss):
Provision for loan losses	—	(4,500)
Unrealized loss in value of real estate securities	—	(38,187)
Total other income (loss)	—	(42,687)
Net income (loss)	$1,365	$(37,858)
Net income (loss) per share basic and diluted	$0.12	$(3.34)
Weighted average number of shares
Basic	11,640,959	11,349,448
Diluted	11,640,969	11,349,581

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2021	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	$10	$1	$—	$—	$—	$—	$287,498	$(47,253)	$240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	1	—	1
Offering costs	—	—	—	—	—	—	(276)	—	(276)
Net income	—	—	—	—	—	—	—	1,365	1,365
Distributions declared	—	—	—	—	—	—	—	(2,892)	(2,892)
Distribution reinvestment	—	—	—	—	—	—	120	—	120
Redemptions	—	—	—	—	—	—	(125)	—	(125)
Equity-based compensation	—	—	—	—	—	—	10	—	10
Balance as of March 31, 2021	$10	$1	$—	$—	$—	$—	$287,228	$(48,780)	$238,459

For the three months ended March 31, 2020	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	$10	$—	$—	$—	$—	$—	$265,963	$(9,807)	$256,166
Proceeds from issuance of common stock	—	1	—	—	—	—	24,260	—	24,261
Offering costs	—	—	—	—	—	—	(1,565)	—	(1,565)
Net loss	—	—	—	—	—	—	—	(37,858)	(37,858)
Distributions declared	—	—	—	—	—	—	—	(3,525)	(3,525)
Distribution reinvestment	—	—	—	—	—	—	127	—	127
Redemptions	—	—	—	—	—	—	(763)	—	(763)
Equity-based compensation	—	—	—	—	—	—	8	—	8
Balance as of March 31, 2020	$10	$1	$—	$—	$—	$—	$288,030	$(51,190)	$236,851

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,365	$(37,858)
Adjustments to reconcile net income (loss) to cash provided by operations:
Net unrealized loss on real estate securities	—	38,187
Provision for loan losses	—	4,500
Depreciation and amortization expense	272	—
Reduction in the carrying amount of the right-of-use asset	18	—
Amortization of equity-based compensation	10	8
Amortization of debt finance costs to operating expense	431	254
Amortization of debt finance costs to interest expense	13	19
Amortization of bond discount	—	(221)
Amortization of origination fees	(203)	(360)
Amortization of loan extension fees	(97)	—
Changes in assets and liabilities:
Accrued interest receivable	(73)	(58)
Accrued expenses	416	(381)
Loan fees payable	(40)	430
Accrued interest payable	79	(138)
Due to related parties	76	553
Prepaid expenses and other assets	(112)	47
Net cash provided by operating activities	2,155	4,982
Cash flows from investing activities:
Origination of commercial loans	(33,286)	(50,543)
Loan extension fees received on commercial loans	51	—
Principal repayments of commercial loans	77	—
Acquisition of real estate owned and capital expenditures	(34)	—
Real estate securities principal paydown	—	2,054
Net cash used in investing activities	(33,192)	(48,489)
Cash flows from financing activities:
Proceeds from issuance of common stock	1	24,261
Redemptions of common stock	(125)	(763)
Payment of offering costs	(294)	(1,132)
Proceeds from repurchase agreements	15,244	402,767
Principal repayments of repurchase agreements	—	(367,307)
Debt finance costs	(626)	(185)
Distributions paid	(2,626)	(5,098)
Net cash provided by financing activities	11,574	52,543
Net change in cash, cash equivalents and restricted cash	(19,463)	9,036
Cash, cash equivalents and restricted cash at beginning of period	72,107	37,639
Cash, cash equivalents and restricted cash at end of period	$52,644	$46,675
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$142	$231
Interest paid	$1,890	$4,100
Receivable for real estate securities paydown	$—	$(34)
Accrued stockholder servicing fee due to related party	$(18)	$433
Distribution reinvestment	$120	$127

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of floating-rate CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans. The Company may also invest in floating-rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), and senior unsecured debt of publicly traded real estate investment trusts (“REITs”), and select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors (the “Board”). The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an advisory agreement dated April 29, 2019 among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”).

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

On October 25, 2016, the Company commenced a private offering (the “Private Offering”) of up to $500,000 in shares of Class P common stock (“Class P shares”). Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”), was the dealer manager for the Private Offering. The Company issued 10,258,094 Class P shares in the Private Offering, resulting in gross proceeds of $276,681 and terminated the Private Offering on June 28, 2019, in anticipation of selling shares in a registered public offering.

On May 3, 2019, the Company commenced its public offering of up to $2,350,000 of shares of its common stock (the “IPO”) registered with the Securities and Exchange Commission (the “SEC”) on Form S-11 (File No. 333-230465, the “Registration Statement”). The purchase price per share for each class of common stock in the IPO (Class A, Class I, Class D, Class S and Class T) varies and generally equals the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as the Company’s exclusive dealer manager for the IPO on a best efforts basis.

On March 24, 2020, the Board suspended (i) the sale of shares in the IPO, (ii) the operation of the share repurchase program (the “SRP”), (iii) the payment of distributions to the Company’s stockholders, and (iv) the operation of the distribution reinvestment plan (the “DRP”), effective as of April 6, 2020. In determining to take these actions, the Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions.

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor resumed calculating the NAV beginning as of June 30, 2020 following its determination that there has been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook. In August 2020, the Company resumed paying distributions monthly to stockholders of record for all classes of its common stock. On October 1, 2020, the SEC declared effective the Company’s post-effective amendment to the Registration Statement, thereby permitting the Company to resume offers and sales of shares of

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

common stock in the IPO, including through the DRP. On March 1, 2021, the SRP was reinstated for the Company’s stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder.

The Board has also approved the reinstatement of the SRP for all stockholders, effective July 1, 2021. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests will be on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow the Company to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of July, August and September 2021, the total amount of aggregate repurchases of shares will be limited to no more than 1% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, the Company may repurchase fewer shares than these limits in any month, or none. Further, the Board may modify, suspend or terminate the SRP if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after March 31, 2021.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC on March 19, 2021, under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2021.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of March 31, 2021 and December 31, 2020, the Company had repaid all outstanding repurchase agreements secured by real estate securities and, therefore, no restricted cash was held.

Accounting Pronouncements Recently Issued but Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for financial assets carried at amortized cost. ASU 2016-13 eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. ASU 2016-13 is effective for SEC filers for reporting periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”,

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

which grants smaller reporting companies (as defined by the SEC) until reporting periods commencing after December 15, 2022 to implement ASU 2016-13. As a smaller reporting company, the Company will continue to evaluate the future impact ASU 2016-13, once implemented, will have on its allowance for loan losses estimate.

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of March 31, 2021 and December 31, 2020:

March 31, 2021

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	28	$458,404	$510	$458,914	5.3%	1.4
Credit loans	3	16,500	—	16,500	9.5%	4.6
Total and average	31	$474,904	$510	$475,414	5.4%	1.5

December 31, 2020

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	26	$425,196	$118	$425,314	5.3%	1.5
Credit loans	3	16,500	—	16,500	9.5%	4.9
Total and average	29	$441,696	$118	$441,814	5.5%	1.6

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

For the three months ended March 31, 2021 and the year ended December 31, 2020, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at Beginning of Year	$441,814	$504,702
Loan originations	33,286	69,135
Principal repayments	(77)	(99,727)
Amortization of loan origination, loan extension and deferred exit fees	442	1,818
Sale of commercial loan	—	(10,000)
Origination fees and extension fees received on commercial loans	(51)	—
Provision for loan losses	—	(4,726)
Deferred interest capitalized on commercial loan	—	386
Transfer on deed-in-lieu of foreclosure to real estate owned	—	(19,774)
Balance at End of Period	$475,414	$441,814

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

Allowance for Loan Losses

The following table presents the activity in the Company’s allowance for loan losses:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning of period	$—	$—
Provision for loan losses	—	4,500
Charge-offs	—	—
Ending allowance for loan losses	$—	$4,500

During the three-month period ended March 31, 2021, the Company determined that no loan losses were probable and, therefore, did not record an allowance for loan losses. In accordance with the Company’s allowance for loan loss policy, during the three-month period ended March 31, 2020, the Company recorded impairment charges of $3,000 on one first mortgage loan secured by a hotel property in Illinois and $1,500 on a credit loan secured by a hotel property located in Florida. The impairment charges were based on the estimated fair value of the underlying collateral. As of March 31, 2020, the recorded investments in these loans were $21,500 ($24,500, net of a $3,000 allowance for loan loss) and $1,500 ($3,000, net of a $1,500 allowance for loan loss), respectively. For the three months ended March 31, 2020, interest income for the impaired loans was $546. The two impaired loans were current on monthly payments, however, the economic impact of the COVID-19 pandemic on the hospitality industry was the key factor in the determination that the loans were impaired. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

As of March 31, 2021, 22 loans had a risk rating of 2, six had a risk rating of 3 and three had a risk rating of 4. As of December 31, 2020, 19 loans had a risk rating of 2, seven had a risk rating of 3 and three had a risk rating of 4. There were no loans with a risk rating of 1 or 5 as of March 31, 2021 or December 31, 2020.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale as of March 31, 2020. These investments were reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The Company did not hold any real estate securities at March 31, 2021 or December 31, 2020.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

During the three months ended March 31, 2020, the Company held real estate securities that generated unrealized losses in value of $38,187, primarily attributed to the significant economic impact of the COVID-19 pandemic on the economy.

Note 5 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to $250,000. In March 2020, the Company temporarily increased the maximum advance amount to $300,000, and this increase expired on June 30, 2020 and the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in March 2020 to February 2021. During December 2020, the maturity date was further extended to December 2021. Advances under the CF Repo Facility for loans made before December 18, 2020 accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% with a 0.75% floor. Loans made on or after December 18, 2020 accrue interest at a per annum annual rate equal to LIBOR plus 2.25% to 2.75% with a 0.25% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of March 31, 2021 and December 31, 2020.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of March 31, 2021 and December 31, 2020.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively the “WA Facility”) with Western Alliance Bank, an Arizona corporation (“Western Alliance”). The WA Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Facility is March 10, 2023. The Company has an option to convert the loan made pursuant to the WA Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of March 31, 2021.

The JPM Repo Facility, CF Repo Facility and WA Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

The tables below show the Facilities as of March 31, 2021 and December 31, 2020:

March 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$169,698	$188	$241,538	3.00%	262
JPM Repo Facility	150,000	$136,271	$108	$197,616	2.03%	36
WA Facility	75,000	—	—	—	—	709
	$475,000	$305,969	$296	$439,154	2.57%	161

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250

(1)	Excludes $26 and $27 of unamortized debt issuance costs at March 31, 2021 and December 31, 2020, respectively.

Note 6 – Stockholders’ Equity

The following tables detail the change in the Company’s outstanding shares of all classes of common stock, including restricted common stock:

	Common Stock
Three months ended March 31, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,151,787	655,835	398,233	—	50,393	381,955
Issuance of shares	—	—	—	—	—	64
Distribution reinvestment	—	2,431	1,148	—	358	2,019
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(6,208)	—	—	—	—	—
Ending balance	10,145,579	658,266	399,381	—	50,751	384,038

	Common Stock
Three months ended March 31, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,182,305	272,006	121,718	—	41,538	100,743
Issuance of shares	—	379,250	274,570	—	8,066	276,250
Distribution reinvestment	—	2,310	963	—	477	1,309
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(30,518)	—	—	—	—	—
Ending balance	10,151,787	653,566	397,251	—	50,081	378,302

Distributions

Distributions declared for January and February of 2020 on Class P shares were based on monthly record dates, payable in arrears the following month equal to a monthly amount of 1/12th of $1.92 per share. Distributions declared for January and February of 2020 on shares of Class A, Class T, Class D and Class I common stock were based on monthly record dates, payable in arrears the following

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

month equal to a monthly amount of 1/12th of $1.62 per share. Gross distributions are reduced for certain classes of our common stock for applicable class-specific expenses to arrive at the net distribution amount for those classes.

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

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor resumed calculating the NAV beginning as of June 30, 2020 following its determination that there has been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook. In August 2020, the Company resumed paying distributions monthly to stockholders of record for all classes of shares. Please refer to “Note 15 – Subsequent Events” for updates on the Company’s business after March 31, 2021.

Distributions paid on all classes of shares of common stock for monthly record dates of July 31, 2020 and August 31, 2020 were payable in arrears the following month based upon monthly amounts of 1/12th of $0.8576 and $0.88 per share, respectively. For stockholders of record as of September 30, 2020, October 31, 2020, November 30, 2020 and December 31, 2020, the Company declared a distribution in the gross amount of 1/12th of $0.90 per share for all classes of shares. For stockholders of record as of January 31, 2021, February 28, 2021 and March 31, 2021, the Company declared distributions in the gross amounts of 1/12th of $0.95, $1.00 and $1.05 per share, respectively.

The table below presents the aggregate and net distributions declared for each applicable class of common stock during the three months ended March 31, 2021. The table excludes distributions declared for any month for a class of shares of stock when there were no outstanding shares of that class on the record date corresponding to that distribution.

	Common Stock
Three months ended March 31, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.2500	$0.2500	$0.2500	$—	$0.2500	$0.2500
Stockholder servicing fee per share	N/A	N/A	0.0424	—	0.0125	N/A
Net distributions declared per share	$0.2500	$0.2500	$0.2076	$—	$0.2375	$0.2500

	Common Stock
Three months ended March 31, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.3200	$0.2700	$0.2700	$—	$0.2700	$0.2700
Stockholder servicing fee per share	N/A	N/A	0.0349	—	0.0103	N/A
Net distributions declared per share	$0.3200	$0.2700	$0.2351	$—	$0.2597	$0.2700

As of March 31, 2021, and December 31, 2020, distributions declared but not yet paid amounted to $1,012 and $867, respectively.

Note 7 – Net Income (Loss) Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 165 and 17 antidilutive restricted shares for the three months ended March 31, 2021 and 2020, respectively. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

The following table is a summary of the basic and diluted net (loss) income per share computation for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Net income (loss)	$1,365	$(37,858)
Weighted average shares outstanding, basic	11,640,959	11,349,448
Dilutive effect of restricted stock	10	133
Weighted average shares outstanding, diluted	11,640,969	11,349,581
Net income (loss) per share, basic and diluted	$0.12	$(3.34)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of March 31, 2021, the Company had 22 of such loans with a total remaining future funding commitment of $56,649. As of December 31, 2020, the Company had 20 such loans with a total remaining future funding commitment of $50,940. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the three months ended March 31, 2021 and 2020.

Note 10 – Transactions with Related Parties

As of March 31, 2021, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P shares were purchased (November 2021); and (iii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of March 31, 2021, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for this investment was $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 Class P shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P shares were purchased (November 2021); and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2021 and 2020 and the amount due to related parties at March 31, 2021 and December 31, 2020:

	Three months ended March 31,		Payable as of March 31,	Payable as of December 31,
	2021	2020	2021	2020
Organization and offering expense reimbursement(1)	$—	$60	$—	$—
Selling commissions and dealer manager fee(2)	—	758	—	—
Advisory fee(3)	737	844	246	507
Loan fees(4)	558	794	1,376	912
Accrued stockholder servicing fee(5)	—	446	657	674
Operating expense reimbursement to advisor(6)	15	—	15	—
Total	$1,310	$2,902	$2,294	$2,093

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

(3)

Pursuant to the Advisory Agreement, (1) the fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment shall not exceed 1/12th of 2.5% of the Company’s NAV; and (2) the performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. For the three months ended March 31, 2021, the Advisor waived $737 of the fixed component of the advisory fees.

(4)

Pursuant to the Advisory Agreement, the Company pays the Advisor all loan origination and administrative fees related to CRE loans held for investment, to the extent that such fees are paid by the borrower.

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

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments) and the Company will only reimburse the Advisor for fees payable to its affiliates if they are incurred for legal or marketing services rendered on the Company’s behalf.

Note 11 – Equity-Based Compensation

On December 1, 2020, the Company granted each of its three independent directors 464 restricted Class I shares for a total of 1,393 Class I shares with a grant date fair value of $21.54 per share and a total combined fair value of $30. The restricted Class I shares will vest in equal one-third increments on December 1, 2021, 2022 and 2023. On December 2, 2019, the Company granted each of its three independent directors 399 restricted Class I shares for a total of 1,197 Class I shares with a grant date fair value of $25.07 per share and a total combined fair value of $30. The restricted Class I shares vest in equal one-third increments on December 2, 2020, 2021 and 2022. On January 7, 2019, the Company granted 400 restricted Class P shares to each of its three independent directors for a total of 1,200 Class P shares with a grant date fair value of $25.00 per share and a total combined fair value of $30. These restricted Class P shares vest in equal one-third increments on January 7, 2020, 2021 and 2022. On March 1, 2018, the Company granted 400 restricted Class P shares to each of its three independent directors for a total of 1,200 Class P shares with a grant date fair value of $25.00 per share and a total combined fair value of $30. These restricted Class P shares vest in equal one-third increments on March 1, 2019, 2020 and 2021.

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $10 and $8, in the aggregate, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had $50 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.38 years. The total fair value at the vesting date for restricted shares that vested during the three months ended March 31, 2021 and 2020 was $16 and $20, respectively.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	3,391	$23.59
Granted	—	—
Vested	(800)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at March 31, 2021	2,591	$23.16

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$52,644	$52,644	$72,107	$72,107
Commercial mortgage loans, net	475,414	475,593	441,814	441,267
Total	$528,058	$528,237	$513,921	$513,374
Financial liabilities
Repurchase agreements - commercial mortgage loans	305,943	305,943	290,699	290,699
Total	$305,943	$305,943	$290,699	$290,699

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents and restricted cash was based on the bank balance and was a Level 1 fair value measurement.
•

The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The Sub-Advisor estimates the fair values of commercial loans by analyzing interest rate spreads on loans based on various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders.

•

The estimated fair value of repurchase agreements – commercial mortgage loans is a Level 3 fair value measurement based on an expected present value technique. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements with similar characteristics and credit quality.

Note 13 – Real Estate Owned

The following table summarizes the Company’s real estate owned assets as of March 31, 2021:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,230	$(677)	$32,236

(1)	Refer to “Note 2 – Summary of Significant Accounting Policies” in the Annual Report for useful life of the above assets.
(2)	Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

During February 2021, the Company received a loan under the Paycheck Protection Program (“PPP”) related to the operations of the Company’s 362-room hotel located in Chicago, Illinois known as the Renaissance Chicago O’Hare Suites Hotel. This five-year loan was for $1,093 with a fixed interest rate of 1.00% that does not compound. The PPP was created as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). To be eligible to receive a loan, companies must make a number of certifications related to its operations, employees and size of the business on an application. Companies may also subsequently apply for loan forgiveness under the program provided that it meets requirements limiting any reduction in workforce or in pay.

The Company intends to qualify and apply for loan forgiveness and as such is accounting for this PPP loan using a government grant accounting approach. The grant proceeds are initially recorded in accrued expenses on the consolidated balance sheet. Each month,

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

those proceeds are applied as a reduction to payroll-related costs within real estate owned operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses.

Note 14 – Leases

The Company is the lessee under one ground lease. The ground lease, which commenced on April 1, 1999, was assumed as part of the Renaissance Chicago O’Hare Suites Hotel acquired through a deed-in-lieu of foreclosure transaction on August 20, 2020 and extends through March 31, 2098. The lease is classified as a finance lease. Under the ground lease, the Company is prohibited from mortgaging the land but is not prohibited from making a leasehold mortgage for property constructed on the land. The Company may terminate the lease as of March 31, 2049, March 31, 2065 and March 31, 2081 provided that twelve months’ notice is provided to the lessor prior to those respective dates.

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the three months ended March 31, 2021 and 2020, total finance lease cost was comprised as follows:

	Three months ended March 31,
	2021	2020
Amortization of right-of-use assets	$18	$—
Interest on lease liabilities	478	—
Total finance lease cost	$496	$—

The table below shows the Company’s finance lease right of use asset, net of amortization as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(42)	(24)
Finance lease right of use asset, net of amortization	$5,507	$5,525

Lease payments for the ground lease as of March 31, 2021 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2021	$1,208
2022	1,611
2023	1,611
2024	1,745
2025	1,772
Thereafter	271,457
Total undiscounted lease payments	$279,404
Less: Amount representing interest	(262,539)
Present value of lease liability	$16,865

Note 15 – Subsequent Events

The Company has evaluated subsequent events through May 14, 2021, the date the financial statements were issued. The following are updates on the Company’s operations since March 31, 2021.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited, dollar amounts in thousands, except share data)

Distributions

The Board has authorized distributions to stockholders of record as of April 30, 2021, payable on or about May 18, 2021 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.0917	$0.0917	$0.0917	$—	$0.0917	$0.0917
Stockholder servicing fee per share	N/A	N/A	0.0141	—	0.0041	N/A
Net distributions declared per share	$0.0917	$0.0917	$0.0776	$—	$0.0876	$0.0917

The Board has authorized distributions to stockholders of record as of May 31, 2021, payable on or about June 17, 2021 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.0958	$0.0958	$0.0958	$—	$0.0958	$0.0958
Stockholder servicing fee per share	N/A	N/A	TBD*	—	TBD*	N/A
Net distributions declared per share	$0.0958	$0.0958	TBD*	$—	TBD*	$0.0958

* Amount to be determined. The gross distributions for the Class D and Class T Common Stock to stockholders of record as of May 31, 2021, will be reduced by class-specific stockholder servicing fees, resulting in a lower net distribution per share, which will be disclosed by the Company in future current reports on Form 8-K once those amounts have been determined.

Extension of JPM Repo Facility

On May 6, 2021, the Company extended the maturity date of the JPM Repo Facility to May 6, 2022 with no changes to any other loan terms or debt covenants.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC on March 19, 2021, and the factors described below:

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

•

We have paid past distributions from sources other than cash flows from operating activities and net income, including from offering proceeds, which reduces the amount of cash we ultimately have to invest in assets, and if we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may again be paid from these other sources;

•

There is no current public trading market for our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, and our share repurchase program (the “SRP”) was suspended and may be suspended again in the future;

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
•

None of our agreements with our Advisor, our Sub-Advisor or any affiliates of our Advisor or Sub-Advisor were negotiated at arm’s-length, and although our Advisor has agreed to waive 50% of its monthly advisory fee, which will increase our income and the amount of cash that would otherwise be available to us, the Advisor may revoke this waiver in its discretion at any time and without any advance notice;

•	If we fail to continue to qualify as a real estate investment trust (“REIT”), our operations and distributions to stockholders will be adversely affected; and
•

The COVID-19 pandemic has had a significant and adverse effect on the economy and our investments, particularly the Renaissance O’Hare and CRE debt investments backed by hospitality and retail properties, and its future impacts are uncertain and hard to measure but may cause a material adverse effect on our business and results of operations.

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

The following discussion and analysis relate to the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

Unless otherwise stated, all dollar amounts are stated in thousands, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of commercial real estate (“CRE”) investments primarily comprised of floating-rate CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans. We may also invest in floating-rate CRE securities such as commercial mortgage-backed securities (“CMBS”) and senior unsecured debt of publicly traded REITs, and select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint Operating Partnership, LP (our “Operating Partnership”), of which we are the sole general partner. We are externally managed by our Advisor, an indirect subsidiary of Inland Real Estate Investment Corporation. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

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

Recent Developments

We continue to evaluate the economic impact from the COVID-19 pandemic and the continuing economic recovery. Since March 31, 2021 and through the filing of this Quarterly Report on Form 10-Q, all of our borrowers have made their scheduled loan payments and we have not identified any loans that have had conditions that would change the risk rating we assigned to those loans as of March 31, 2021. For further discussion of our risk ratings assigned to loans, please see “Note 3 – Commercial Mortgage Loans Held for Investment” in the notes to our consolidated financial statements above. We will continue to actively monitor our borrowers to address the impacts of COVID-19 on their respective businesses. We continue to see significant demand and competition for new loans and are selectively executing term sheets with prospective borrowers.

Loans and Warehouse Financing

As of March 31, 2021, our loan portfolio, which was comprised of 31 loans with a current principal balance of $474.9 million, was diversified across property types. Our loan portfolio was comprised of approximately 10% loans backed by retail and hospitality properties, the two sectors most negatively affected by the COVID-19 pandemic, and our allocation to loans secured by industrial properties increased to 14%. The hospitality and retail sectors continue to be impacted by reduced travel, social distancing and other requirements and recommendations resulting from the pandemic and efforts to control it. We have closely monitored the loans in our portfolio and have communicated with borrowers to ascertain their ability to collect rent from tenants and, therefore, the potential to fulfill their loan obligations.

We continue to see good opportunities to originate loans backed by office, industrial and multifamily properties. During the three month period ended March 31, 2021, we originated two loans and grew our CRE loan portfolio by $33.6 million. In addition, we continue to see high loan demand and have issued several term sheets for new loans which we expect to close during the second quarter 2021.

We fund our first mortgage loan portfolio with our two master repurchase agreements. See “Note 5 – Repurchase Agreements and Credit Facilities” in the notes to our consolidated financial statements above. During the COVID-19 pandemic we have continued to access our master repurchase agreement financings and anticipate we will continue to do so.

Real Property

We own a 362-room hotel located in Chicago, Illinois, known as the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”). More specifically, we own a ground lease interest in the Renaissance O’Hare and currently pay annual rent of approximately $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2023. This ground lease runs through March 2098.

Along with the hospitality sector as a whole, the Renaissance O’Hare has been and continues to be negatively impacted by the COVID-19 pandemic. We have estimated a $2.25 million expected loss during 2021 for the Renaissance O’Hare related to the continuing COVID-19 pandemic, and recognized a net loss from the hotel of approximately $1.2 million in the first quarter of 2021. Though vaccinations are continuing, there are numerous risks and uncertainties still surrounding the continuing effects of the pandemic, including whether and when a resumption of pre-pandemic levels of travel and in-person meetings and events might happen. Government and corporate restrictions on travel and in-person gatherings, reduced demand for these activities from businesses and individuals, and the uncertainties surrounding the duration and effects of the pandemic persist.

Ultimately, we intend to sell the Renaissance O’Hare and remain focused on our core business of investing in CRE debt. Until we determine to sell the hotel, a third-party management company we have engaged will continue to manage it. To help facilitate operations while we monitor the course of the pandemic and market conditions, the hotel received a $1.1 million loan in the first quarter of 2021 under the federal government’s Paycheck Protection Program (“PPP”). Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based in part on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. Our intent is to use the loan proceeds for these purposes, but there is no assurance that our PPP loan will be forgiven. Risks remain, but the performance of the Renaissance O’Hare has trended positively in the first four months of 2021, with April 2021’s approximate average occupancy per night of 46%, revenue per available room of $38 and average daily rate of $83, all improved from the first quarter of 2021 metrics of 28%, $23 and $80, respectively. Although occupancy and the hotel’s performance improved slightly during the quarter ended March 31, 2021, balancing the potential increase in the price of a future sale against the potential for continued operating losses in the face of the uncertainty surrounding the pandemic is difficult. Whether we achieve a sale price that is worth waiting for will likely depend in large part on how the aforementioned uncertainties surrounding the pandemic and the return of leisure and business travel and in-person large group events unfolds, which could result in a favorable sale price or future operating losses even beyond what we are expecting or a loss on sale, any of which could be material to our future results of operations. We will monitor the market for hotel sales while considering, among other things, the performance of the Renaissance O’Hare, relevant market factors and our expected total return weighing current potential disposition prices and redeployment of the sales proceeds into our core investment strategy against the potential disposition prices expected later upon the stabilization of the performance of the hotel.

Cash and Unencumbered Assets

As of March 31, 2021, we held cash of $52.6 million and $49.8 million of unencumbered assets that are free and clear of any lender claims.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no additions to our significant accounting policies for the three months ended March 31, 2021.

Portfolio

We began operations in October 2016 and our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt. We anticipate our investment portfolio will be less diversified and have higher concentrations in asset class, collateral type and geographic location until our capital raise reaches levels that will allow for greater diversification.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of March 31, 2021 and December 31, 2020:

Floating Vs. Fixed Rate Debt Investments:

March 31, 2021	December 31, 2020

All Investments by Type:

March 31, 2021	December 31, 2020

Loans by Property Type:

March 31, 2021	December 31, 2020

Loans by Region:

March 31, 2021	December 31, 2020

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of March 31, 2021 compared to December 31, 2020 were primarily due to new loans originated during the period. Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant from one period to another. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of March 31, 2021	As of December 31, 2020

Principal balance of first mortgage loans	$458,404	$425,196
Number of first mortgage loans	28	26
Principal balance of credit loans	$16,500	$16,500
Number of credit loans	3	3
Total balance of loans	$474,904	$441,696
Total number of loans	31	29
All-in yield (1)	5.4%	5.5%
Weighted average years to maximum maturity	3.2	3.4
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is due to increased leverage as we executed our business strategy and the redeployment of proceeds from the sale of real estate securities that were sold during the year ended December 31, 2020. The change in the all-in yield was not significant.

The table below presents information for each of our commercial mortgage loans as of March 31, 2021:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	5.7%	6/9/21	VA	Office	55%	4
3	3/22/18	First mortgage	12,059	L+3.75%	5.1%	4/9/23	CO	Retail	74%	2
4	5/4/18	First mortgage	31,000	L+4.00%	5.5%	5/9/23	PA	Industrial	64%	2
5	5/17/18	First mortgage	6,962	L+4.50%	6.2%	6/9/23	NC	Multifamily	54%	3
6	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
7	9/19/18	First mortgage	8,531	L+3.70%	5.7%	10/9/23	TX	Multifamily	69%	2
8	10/30/18	First mortgage	6,860	L+3.85%	5.7%	11/9/23	TX	Multifamily	76%	2
9	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
10 (6)	12/20/18	First mortgage	16,459	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	4
11	1/25/19	First mortgage	11,659	L+3.45%	5.4%	2/9/24	IL	Multifamily	78%	2
12	4/11/19	First mortgage	15,761	L+3.30%	5.7%	4/9/24	CA	Industrial	79%	2
13	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/24	TX	Multifamily	68%	3
14	5/31/19	First mortgage	13,001	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	3
15	6/18/19	First mortgage	47,746	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
16	6/18/19	First mortgage	6,350	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
17	8/15/19	First mortgage	7,567	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
18	9/27/19	First mortgage	15,344	L+3.10%	4.6%	10/9/24	CA	Office	75%	2
19	9/30/19	First mortgage	30,000	L+3.30%	5.0%	10/9/24	TX	Multifamily	77%	2
20	10/4/19	First mortgage	20,958	L+2.90%	4.6%	10/9/24	NC	Office	61%	3
21	10/30/19	First mortgage	13,743	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
22	11/22/19	First mortgage	32,965	L+3.00%	4.9%	12/9/24	AZ	Multifamily	80%	2
23	2/6/20	First mortgage	19,835	L+3.30%	4.9%	2/9/25	NJ	Office	69%	2
24	2/20/20	First mortgage	8,048	L+3.85%	5.4%	3/9/25	CA	Retail	57%	2
25	2/28/20	First mortgage	9,320	L+3.50%	5.0%	3/9/25	FL	Retail	78%	2
26	10/13/20	First mortgage	6,865	L+4.00%	4.9%	10/9/25	CA	Multifamily	70%	2
27	3/5/21	First mortgage	13,000	L+5.00%	5.5%	3/9/26	VA	Office	57%	2
28	3/12/21	First mortgage	19,250	L+4.00%	4.2%	3/6/26	MS	Industrial	64%	2
29	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	3
30	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	FL	Hospitality	68%	4
31	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$474,904		5.4%				69%

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

The term “L” refers to one-month LIBOR. As of March 31, 2021, one-month LIBOR was equal to 0.11%. Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of March 31, 2021. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor. The weighted average LIBOR floor for these loans is 1.73%.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

(4)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(5)

Risk rating is the internal risk rating assigned by the Sub-Advisor. See “Note 3 – Commercial Mortgage Loans Held for Investment,” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

(6)	Loan has been modified to capitalize a portion of its interest payment for a temporary period of time. The all-in yield assumes the timely payment of interest and principal through maturity.

We entered into master repurchase agreements to fund our investment portfolio. As of March 31, 2021 and December 31, 2020, we had total borrowings of $305,943 (which is net of $26 of unamortized debt issuance costs) and $290,699 (which is net of $27 of unamortized debt issuance costs), respectively. During the three months ended March 31, 2021 and the year ended December 31, 2020, we had weighted average borrowings of $292,999 and $378,136 and weighted average borrowing costs of 2.6% and 2.7%, respectively. The increase in borrowings was due to loan originations that were financed under the master repurchase agreements. The decrease in the weighted average borrowing costs was primarily due to the change in LIBOR during the period.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three Months Ended March 31,
	2021			2020
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$—	$—	0.0%	$157,195	$2,125	5.3%
Commercial mortgage loans	450,268	6,451	5.7%	533,000	8,080	6.0%
Total/Weighted Average	$450,268	$6,451	5.7%	$690,195	$10,205	5.8%
Interest-bearing liabilities:
Repurchase agreements—securities	$—	$—	0.0%	$109,212	$833	3.0%
Repurchase agreements—commercial mortgage loans	292,999	1,894	2.6%	353,697	3,129	3.5%
Total/Weighted Average	$292,999	$1,894	2.6%	$462,909	$3,962	3.4%
Net interest income/spread		$4,557	3.1%		$6,243	2.4%
Average leverage %(5)	186.3%			203.7%
Weighted average levered yield(6)			11.6%			10.9%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $0 and $151 for the three months ended March 31, 2021 and 2020, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The decrease in our weighted average interest-earning assets and interest-bearing liabilities was due to the sale of CMBS during 2020, as well as loan payoffs. The change in the weighted average levered yield was due to the change in the portfolio composition and the changes in interest rates tied to LIBOR.

Revenue from Real Estate Owned

During the three months ended March 31, 2021, our hotel property generated $868 in revenue. We did not own any real estate during the three months ended March 31, 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Advisory fee	$737	$844
Debt finance costs	431	254
Directors compensation	21	24
Professional service fees	224	218
Real estate owned operating expenses	2,155	—
Depreciation and amortization	272	—
Other expenses	220	225
Total operating expenses	$4,060	$1,565

Total operating expenses for the three months ended March 31, 2021 and 2020 were $4,060 and $1,565, respectively. The increase was primarily due to the increase in real estate owned operating expenses and depreciation and amortization from the hotel acquired through a deed-in-lieu of foreclosure transaction during August 2020. We did not hold any real estate during the three months ended March 31, 2020. The debt finance costs primarily increased due to an increase in amortization from the extension fees related to the CF Repo Facility and the addition of the WA Facility. For the three months ended March 31, 2021 our total operating expenses were 1% of our average invested assets. In order to support the performance of the Company, the Advisor agreed to waive 50% of its advisory fee beginning with the month of January 2021 and continuing for each future month until it notifies our Board that the waiver is terminated.

Other Income (Loss)

For the three months ended March 31, 2021 and 2020, other income (loss) was $0 and $(42,687), respectively. The other income (loss) is due to the change in fair value of the real estate securities resulting from different market conditions, with a significant decrease in value following the onset of the COVID-19 pandemic. These losses did not recur during 2021, as all the real estate securities were sold during the year ended December 31, 2020. There was also a provision for loan losses of $(4,500) recorded during the three months ended March 31, 2020 primarily related to the deed-in-lieu of foreclosure for the Renaissance O’Hare.

Net Income (Loss)

For the three months ended March 31, 2021 and 2020, our net income (loss) was $1,365 and $(37,858), or $0.12 and $(3.34) per share (basic and diluted), respectively. The increase in net income was primarily due to losses on real estate securities during the three months ended March 31, 2020 that did not recur in 2021 as all the real estate securities were sold during the year ended December 31, 2020.

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

Our FFO and MFFO are calculated as follows:

	Three months ended March 31,
	2021	2020
GAAP net income (loss)	$1,365	$(37,858)
Depreciation and amortization	272	—
Funds from operations	$1,637	$(37,858)

Amortization of discount on real estate securities	—	(221)
Amortization of debt financing costs	431	254
Non-cash adjustment for ground lease	93	—
Provision for loan losses	—	4,500
Unrealized (gain) loss on real estate securities	—	38,187
Modified funds from operations	$2,161	$4,862

Net Asset Value

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

As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved. In August 2020, we resumed paying distributions monthly to stockholders of record for all classes of shares. On October 1, 2020, the SEC declared effective our post-effective amendment to our registration statement on Form S-11, thereby permitting us to resume offers and sales of shares of common stock in our IPO, including through the DRP.

On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. The first settlement of permitted repurchase requests was on March 31, 2021.

On July 1, 2021, our SRP will be reinstated for all stockholders. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests will be on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of July, August and September 2021, the total amount of aggregate repurchases of shares (including Class P shares) will be limited to no more than 1% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

The following table provides a breakdown of the major components of our NAV:

Components of NAV	As of March 31, 2021
Commercial mortgage loans	$475,593
Real estate owned, net	14,000
Cash and cash equivalents and restricted cash	52,644
Other assets	6,583
Repurchase agreements - commercial mortgage loans	(305,943)
Reserve for negative impact of COVID on real estate owned(1)	(1,056)
Due to related parties	(2,294)
Distributions payable	(1,012)
Accrued interest payable	(296)
Accrued stockholder servicing fees(2)	(66)
Other liabilities	(3,638)
Net asset value	$234,515
Number of outstanding shares	11,638

(1)

As of December 31, 2020, we established as a component of the NAV calculation a reserve for the estimated negative impact of COVID-19 during 2021 on real estate owned. The reduction in this reserve as of March 31, 2021 from December 31, 2020 resulted from the net loss on real estate owned set forth below. Because we had already established a reserve for losses, the loss on real estate owned for the three months ended March 31, 2021 has no negative effect on the NAV. Below is a reconciliation of the reserve ($ in thousands):

Beginning reserve balance as of December 31, 2020	$(2,250)
Less: Net loss on real estate owned for the three months ended March 31, 2021:
Revenue from real estate owned	868
Real estate owned operating expense	(2,155)
Non-cash adjustment for ground lease	93
Net loss from real estate owned	(1,194)
Reserve balance as of March 31, 2021	$(1,056)

(2)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of March 31, 2021, we have accrued under GAAP $723 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of March 31, 2021, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of March 31, 2021:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$204,376	$13,291	$8,063	$—	$1,024	$7,754	$234,515
Number of outstanding shares	10,146	658	399	—	51	384	11,638
NAV per share as of March 31, 2021	$20.1443	$20.1903	$20.1893	$—	$20.1855	$20.1910	$20.1508

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of March 31, 2021
Stockholders' equity per GAAP	$238,459
Adjustments:
Unamortized stockholder servicing fee	666
Unamortized offering costs	3,145
Real estate owned non-cash adjustments	758
Fair value real estate owned adjustment	(8,691)
Fair value loan adjustment	178
Net asset value	$234,515

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from our IPO, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

Cash Flow Analysis

	Three months Ended March 31,		Change
	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$2,155	$4,982	$(2,827)
Net cash used in investing activities	$(33,192)	$(48,489)	$15,297
Net cash provided by financing activities	$11,574	$52,543	$(40,969)

We held cash, cash equivalents and restricted cash of $52,644 and $72,107 as of March 31, 2021 and December 31, 2020, respectively. Our cash, cash equivalents and restricted cash decreased due to loan originations during the first quarter.

Our operating activities generated net cash of $2,155 and $4,982 for the three months ended March 31, 2021 and 2020, respectively. The decrease in cash from operating activities was primarily due to the reduction in net interest income. During 2020, the Company sold all of the real estate securities held which was the primary cause for the $239,927 reduction in the average interest earning investments.

Our investing activities used net cash of $33,192 and $48,489 for the three months ended March 31, 2021 and 2020, respectively. The primary driver of the change was due to larger originations of mortgage loans during the three months ended March 31, 2020.

Our financing activities provided net cash of $11,574 and $52,543 for the three months ended March 31, 2021 and 2020, respectively. The net cash used during the three months ended March 31, 2021 was driven by $15,244 of net drawings on our repurchase agreement financing offset partially by distributions paid of $2,626. For the three months ended March 31, 2020, the net cash came primarily from $35,275 in net proceeds from our repurchase agreement financing and $23,129 in net proceeds from the issuance of our common stock offset partially by distributions paid of $5,098.

Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to $250,000. In March 2020, we temporarily increased the maximum advance amount to $300,000, and this increase expired on June 30, 2020 and the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in March 2020 to February 2021. During December 2020, the maturity date was further extended to December 2021. Advances under the CF Repo Facility for loans made before December 18, 2020 accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% with a 0.75% floor. Loans made on or after December 18, 2020 accrue interest at a per annum annual rate equal to LIBOR plus 2.25% to 2.75% with a 0.25% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of March 31, 2021 and December 31, 2020.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2021, with two successive one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of March 31, 2021 and December 31, 2020.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively the “WA Facility”) with Western Alliance Bank, an Arizona corporation (“Western Alliance”). The WA Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Facility is March 10, 2023. We have an option to convert the loan made pursuant to the WA Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of March 31, 2021.

The JPM Repo Facility, CF Repo Facility and WA Facility (collectively, the “Facilities”) are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of March 31, 2021 and December 31, 2020:

March 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$169,698	$188	$241,538	3.00%	262
JPM Repo Facility	150,000	$136,271	$108	$197,616	2.03%	36
WA Facility	75,000	—	—	—	—	709
	$475,000	$305,969	$296	$439,154	2.57%	161

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250

(1)	Excludes $26 and $27 of unamortized debt issuance costs at March 31, 2021 and December 31, 2020, respectively.

Distributions

Distributions declared on Class P shares for January and February of 2020 were based on monthly record dates, payable in arrears the following month, equal to a monthly amount of 1/12th of $1.92 per share.

For each class of common stock offered in the IPO, in January and February of 2020 we paid the same gross distribution based on monthly record dates, payable in arrears the following month, equal to a monthly amount of 1/12th of $1.62 per share. On July 31, 2020 and August 31, 2020, for all classes of shares we paid the same gross distribution based on monthly record dates, payable in arrears the following month, equal to monthly amounts of 1/12th of $0.8576 and $0.88 per share, respectively. For stockholders of record as of September 30, 2020, October 31, 2020, November 30, 2020 and December 31, 2020, we paid a distribution in the gross amount based on monthly record dates, payable in arrears the following month, equal to monthly amounts of 1/12th of $0.90 per share for all classes of shares. For stockholders of record as of January 31, 2021, February 28, 2021 and March 31, 2021, we paid distributions in the gross amounts based on monthly record dates, payable in arrears the following month, equal to monthly amounts of 1/12th of $0.95, $1.00 and $1.05 per share, respectively. The gross distribution was reduced for certain classes of our common stock for applicable class-specific expenses to arrive at the net distribution amount for those classes. During the three months ended March 31, 2021 and 2020, we did not have shares outstanding of Class S common stock.

	Three Months Ended March 31,
	2021	2020
Distributions
Paid in cash	$2,626	$5,098
Reinvested in shares	120	127
Total distributions	$2,746	$5,225
Cash flows from operating activities	$2,155	$4,982

(1)

For the three months ended March 31, 2021, 17.9% of our distributions were paid from cash flows from operating activities generated during the year ended December 31, 2020. For the three months ended March 31, 2020, 2.3% of distributions were paid from the net proceeds from our IPO.

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

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of March 31, 2021 and December 31, 2020 are summarized as follows:

As of March 31, 2021	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - commercial mortgage loans(1)	305,969	—	—	—	305,969
Rental payments under ground lease (2)	1,611	3,234	3,543	271,016	279,404
Total	$307,580	$3,234	$3,543	$271,016	$585,373

As of December 31, 2020
Borrowings under repurchase agreements - commercial mortgage loans(1)	$290,726	—	—	—	$290,726
Rental payments under ground lease (2)	1,611	3,222	3,515	271,459	279,807
Total	$292,337	3,222	3,515	271,459	$570,533

(1)	Excludes $26 and $27 of unamortized debt issuance costs at March 31, 2021 and December 31, 2020, respectively.
(2)	The ground lease was assumed as part of a deed-in-lieu of foreclosure transaction on the Renaissance O’Hare during the year ended December 31, 2020.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions. As of March 31, 2021, we had 22 of such loans with a total remaining future funding commitment of $56,649. As of December 31, 2020, we had 20 of such loans with a total remaining future funding commitment of $50,940. The future funding commitments are advanced if the borrower has met certain loan specific requirements.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended March 31, 2021.

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

We also carefully monitor the performance of the loans, as well as external factors that may affect their level of risk and accordingly their value and the market prices of any mortgage-related securities we may own, such as CMBS that are collateralized by borrower payments under mortgage loans. Adverse economic conditions could negatively impact hotels or tenants at commercial properties underlying our investments resulting in potential borrower delinquencies or defaults or declines in the values of properties that secure our investments, which could in turn impact the fundamental performance of mortgage-backed securities. Further, credit rating agencies may reassess transactions that are negatively impacted by these adverse changes, which may result in CMBS investments being downgraded and temporarily or permanently losing value. In particular, the COVID-19 pandemic and actions taken to try to contain its spread have caused severe volatility, dislocation and illiquidity in certain fixed income markets amidst forced selling of securities by market participants, including CMBS, at depressed market prices. The amount of financing we may receive under our CMBS repurchase agreements is directly related to our counterparties' valuation of our assets that serve as collateral for our outstanding repurchase agreement financing. Our CMBS repurchase agreements are typically short-term in nature, are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms and have been periodically refinanced at current market rates. If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing. If adverse market conditions such as those described above stemming from the pandemic recur, valuations will likely be reduced, and margin call risk under repurchase agreements will likely be elevated. We have addressed these risks by selling our CMBS investments and focusing our potential investments more on floating-rate first mortgage loans backed by multifamily, industrial and office properties while continuing to assess the ongoing and potential effects of the pandemic on the hospitality and retail sectors.

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three months ended March 31, 2021 and 2020, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both March 31, 2021, and December 31, 2020, our investment portfolio was 97% and 96% variable rate investments based on LIBOR for various terms, respectively. Borrowings under our master repurchase agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2021	December 31, 2020
(-) 50 Basis Points	0.81%	1.13%
(-) 25 Basis Points	0.81%	1.13%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(1.74)%	(1.96)%
(+) 50 Basis Points	(3.36)%	(3.92)%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

The following risk factor amends and supplements the risk factors set forth in our Annual Report.

The discontinuation of LIBOR may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

LIBOR has been the subject of recent national, international and regulatory guidance and proposals for reform. In a speech on July 27, 2017, the Chief Executive of the Financial Conduct Authority of the U.K. (the “FCA”), announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. Based on undertakings received from the panel banks, the FCA does not expect that any LIBOR settings will become unrepresentative before these dates. Nevertheless, the U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR proceeds.

There is currently no definitive information regarding any particular replacement rate. In addition, any LIBOR benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements with lenders and borrowers that extend past December 31, 2021, or June 30, 2023, depending on the applicable LIBOR setting. Such amendments and restructurings could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We have not sold any securities which were not registered under the Securities Act during the period covered by this report.

Use of Proceeds (dollar amounts in thousands, except share data)

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465) for our IPO of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation serves as our dealer manager for the IPO.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of March 31, 2021, we received net offering proceeds of $36.6 million from the IPO. The following table summarizes certain information about the IPO proceeds:

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	658,266	399,381	—	50,751	381,449	1,489,847
Gross proceeds from primary offering	$17,308	$10,206	$—	$1,237	$9,419	$38,170
Reinvestments of distributions	171	77	—	32	122	402
Total gross proceeds	17,479	10,283	—	1,269	9,541	38,572
Selling commissions and dealer manager fees	1,004	284	—	—	—	1,288
Stockholder servicing fees	—	615	—	108	—	723
Total expenses	1,004	899	—	108	—	2,011
Net offering proceeds(1)	$16,475	$9,384	$—	$1,161	$9,541	$36,561

(1)	Excludes company-level offering costs of $3,961.

We primarily used the net offering proceeds from the IPO to originate commercial real estate loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

On March 24, 2020, our Board suspended our IPO, effective immediately, and the DRP, effective April 6, 2020. In determining to suspend the IPO and the DRP, our Board considered various factors, including the impact of the global COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. After determining that there had been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook, our Advisor resumed calculation of the NAV beginning as of June 30, 2020, and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s registration statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

Repurchases of Common Stock

We have adopted the SRP, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. The total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter. Stockholders may not request that we repurchase their shares for at least one year, provided we can waive the holding period in the event of death.

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

On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. The first settlement of permitted repurchase requests was on March 31, 2021, the last business day of the month.

On July 1, 2021, our SRP will be reinstated for all stockholders. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests will be on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of July, August and September 2021, the total amount of aggregate repurchases of shares will be limited to no more than 1% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

During the three months ended March 31, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received following March 1, 2021, the date our SRP was reinstated for stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2021	—	$—	—	—
February 1 — February 28, 2021	—	$—	—	—
March 1 — March 31, 2021	6,208	$20.13	6,208	—
	6,208	$20.13	6,208	—
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

3.2	Articles of Amendment of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)
3.3	Articles Supplementary of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)
3.4	Certificate of Correction of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2019 and incorporated by reference)
3.5	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed March 19, 2021 and incorporated by reference)
10.1

Loan and Security Agreement, dated March 10, 2021, between Western Alliance Bank and InPoint REIT Operating Partnership, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.2

Promissory Note, dated March 10, 2021, made by InPoint REIT Operating Partnership, LP to Western Alliance Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.3

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
101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 14, 2021 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	May 14, 2021

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 14, 2021