Form 10-Q
period 2021-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2021-08-13
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the Registrant had the following shares outstanding: 9,972,968 shares of Class P common stock, 398,457 shares of Class T common stock, 386,497 shares of Class I common stock, 654,377 shares of Class A common stock, 47,343 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$51,943	$72,107
Commercial mortgage loans at cost	555,637	441,814
Real estate owned, net of depreciation	31,968	32,474
Finance lease right of use asset, net of amortization	5,489	5,525
Deferred debt finance costs	1,194	1,001
Accrued interest receivable	1,315	1,168
Prepaid expenses and other assets	1,388	902
Total assets	$648,934	$554,991
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—commercial mortgage loans	371,848	290,699
Credit facility payable	14,350	—
Finance lease liability	16,943	16,790
Loan fees payable	81	401
Due to related parties	2,382	2,093
Accrued interest payable	351	292
Distributions payable	1,207	867
Accrued expenses	3,471	3,593
Total liabilities	410,633	314,735
Stockholders’ Equity:
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 10,142,801 and 10,151,787 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10	10
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 660,884 and 655,835 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 400,774 and 398,233 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 51,173 and 50,393 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 386,510 and 381,955 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital (net of offering costs of $25,409 and $24,964 at June 30, 2021 and December 31, 2020, respectively)	287,150	287,498
Accumulated deficit	(48,860)	(47,253)
Total stockholders’ equity	238,301	240,256
Total liabilities and stockholders’ equity	$648,934	$554,991

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income:
Interest income	$7,223	$8,759	$13,674	$19,115
Less: Interest expense	(2,231)	(2,683)	(4,125)	(6,645)
Net interest income	4,992	6,076	9,549	12,470
Revenue from real estate owned	1,744	—	2,612	—
Total income	6,736	6,076	12,161	12,470
Operating expenses:
Advisory fee	737	1,557	1,474	2,401
Debt finance costs	380	304	811	558
Directors compensation	13	24	34	48
Professional service fees	282	1,294	506	1,512
Real estate owned operating expenses	1,457	—	3,612	—
Depreciation and amortization	273	—	545	—
Other expenses	296	247	516	472
Total operating expenses	3,438	3,426	7,498	4,991
Other income (loss):
Provision for loan losses	—	(1,265)	—	(5,765)
Realized loss on sale of commercial loan	—	(375)	—	(375)
Unrealized gain (loss) in value of real estate securities	—	19,284	—	(18,903)
Realized loss on the sale of real estate securities	—	(19,288)	—	(19,288)
Total other income (loss)	—	(1,644)	—	(44,331)
Net income (loss)	$3,298	$1,006	$4,663	$(36,852)
Net income (loss) per share basic and diluted	$0.28	$0.09	$0.40	$(3.21)
Weighted average number of shares
Basic	11,640,258	11,630,987	11,640,606	11,490,217
Diluted	11,640,520	11,631,304	11,640,707	11,490,217

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2021	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2021	$10	$1	$—	$—	$—	$—	$287,228	$(48,780)	$238,459
Proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(169)	—	(169)
Net income	—	—	—	—	—	—	—	3,298	3,298
Distributions declared	—	—	—	—	—	—	—	(3,378)	(3,378)
Distribution reinvestment	—	—	—	—	—	—	140	—	140
Redemptions	—	—	—	—	—	—	(56)	—	(56)
Equity-based compensation	—	—	—	—	—	—	7	—	7
Balance as of June 30, 2021	$10	$1	$—	$—	$—	$—	$287,150	$(48,860)	$238,301

For the three months ended June 30, 2020	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2020	$10	$1	$—	$—	$—	$—	$288,030	$(51,190)	$236,851
Proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(335)	—	(335)
Net income	—	—	—	—	—	—	—	1,006	1,006
Distributions declared	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	8	—	8
Balance as of June 30, 2020	$10	$1	$—	$—	$—	$—	$287,703	$(50,184)	$237,530

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2021	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	$10	$1	$—	$—	$—	$—	$287,498	$(47,253)	$240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	1	—	1
Offering costs	—	—	—	—	—	—	(445)	—	(445)
Net income	—	—	—	—	—	—	—	4,663	4,663
Distributions declared	—	—	—	—	—	—	—	(6,270)	(6,270)
Distribution reinvestment	—	—	—	—	—	—	260	—	260
Redemptions	—	—	—	—	—	—	(181)	—	(181)
Equity-based compensation	—	—	—	—	—	—	17	—	17
Balance as of June 30, 2021	$10	$1	$—	$—	$—	$—	$287,150	$(48,860)	$238,301

For the six months ended June 30, 2020	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	$10	$—	$—	$—	$—	$—	$265,963	$(9,807)	$256,166
Proceeds from issuance of common stock	—	1	—	—	—	—	24,260	—	24,261
Offering costs	—	—	—	—	—	—	(1,900)	—	(1,900)
Net loss	—	—	—	—	—	—	—	(36,852)	(36,852)
Distributions declared	—	—	—	—	—	—	—	(3,525)	(3,525)
Distribution reinvestment	—	—	—	—	—	—	127	—	127
Redemptions	—	—	—	—	—	—	(763)	—	(763)
Equity-based compensation	—	—	—	—	—	—	16	—	16
Balance as of June 30, 2020	$10	$1	$—	$—	$—	$—	$287,703	$(50,184)	$237,530

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,663	$(36,852)
Adjustments to reconcile net income (loss) to cash provided by operations:
Net realized loss on real estate securities	—	19,288
Net unrealized loss on real estate securities	—	18,903
Provision for loan losses	—	5,765
Realized loss on sale of commercial mortgage loan	—	375
Depreciation and amortization expense	545	—
Reduction in the carrying amount of the right-of-use asset	36	—
Amortization of equity-based compensation	17	16
Amortization of debt finance costs to operating expense	811	558
Amortization of debt finance costs to interest expense	31	39
Amortization of bond discount	—	(309)
Amortization of origination fees	(440)	(821)
Amortization of deferred exit fees	5	—
Amortization of loan extension fees	(195)	—
Changes in assets and liabilities:
Accrued interest receivable	(147)	372
Accrued expenses	(122)	606
Loan fees payable	(320)	126
Accrued interest payable	212	(311)
Due to related parties	84	585
Prepaid expenses and other assets	(486)	119
Net cash provided by operating activities	4,694	8,459
Cash flows from investing activities:
Origination of commercial loans	(137,951)	(55,018)
Loan extension fees received on commercial loans	146	—
Principal repayments of commercial loans	24,852	47,036
Proceeds from sale of commercial loan	—	9,625
Acquisition of real estate owned and capital expenditures	(39)	—
Proceeds from real estate securities sold	—	43,928
Real estate securities principal paydown	—	2,156
Net cash (used in) provided by investing activities	(112,992)	47,727
Cash flows from financing activities:
Proceeds from issuance of common stock	1	24,261
Redemptions of common stock	(181)	(763)
Payment of offering costs	(480)	(1,467)
Proceeds from repurchase agreements	99,099	520,663
Principal repayments of repurchase agreements	(17,932)	(590,714)
Proceeds from credit facility	14,350	—
Debt finance costs	(1,053)	(770)
Distributions paid	(5,670)	(5,098)
Net cash provided by (used in) financing activities	88,134	(53,888)
Net change in cash, cash equivalents and restricted cash	(20,164)	2,298
Cash, cash equivalents and restricted cash at beginning of period	72,107	37,639
Cash, cash equivalents and restricted cash at end of period	$51,943	$39,937
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$240	$273
Interest paid	$4,067	$6,956
Deferred interest capitalized on commercial loan	$—	$128
Accrued stockholder servicing fee due to related party	$(35)	$433
Distribution reinvestment	$260	$127

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of floating-rate CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans. The Company may also invest in floating-rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), and senior unsecured debt of publicly traded real estate investment trusts (“REITs”), and select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

On March 24, 2020, the Board suspended (i) the sale of shares in the IPO, (ii) the operation of the share repurchase program (the “SRP”), (iii) the payment of distributions to the Company’s stockholders, and (iv) the operation of the distribution reinvestment plan (the “DRP”), effective as of April 6, 2020. In determining to take these actions, the Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions.

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

The Board has also approved the reinstatement of the SRP for all stockholders, effective July 1, 2021. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests will be on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow the Company to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of August and September 2021, the total amount of aggregate repurchases of shares is expected to be limited to no more than 1% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares will be limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, the Company may repurchase fewer shares than these limits in any month, or none. Further, the Board may modify, suspend or terminate the SRP if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after June 30, 2021.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC on March 19, 2021, under the heading “Note 2 – Summary of Significant Accounting Policies.” The Company has added to its significant accounting policies for the six months ended June 30, 2021 as a result of the draw on its credit facility.

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

Credit Facility Payable

The Company has a credit facility to finance the acquisition or origination of commercial mortgage loans. This credit facility, when drawn upon, is accounted for as debt. The fees paid for this credit facility are recorded in deferred debt finance costs on the consolidated balance sheet and are amortized straight line over the period of the agreement to debt finance costs on the consolidated statement of operations. For further information on the credit facility, see “Note 5 – Repurchase Agreements and Credit Facilities.”

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of June 30, 2021 and December 31, 2020, the Company had repaid all outstanding repurchase agreements secured by real estate securities and, therefore, no restricted cash was held.

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

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of June 30, 2021 and December 31, 2020:

June 30, 2021

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	33	$538,295	$842	$539,137	5.1%	1.5
Credit loans	3	16,500	—	16,500	9.5%	4.4
Total and average	36	$554,795	$842	$555,637	5.2%	1.5

December 31, 2020

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	26	$425,196	$118	$425,314	5.3%	1.5
Credit loans	3	16,500	—	16,500	9.5%	4.9
Total and average	29	$441,696	$118	$441,814	5.5%	1.6

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

For the six months ended June 30, 2021 and the year ended December 31, 2020, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance at Beginning of Year	$441,814	$504,702
Loan originations	137,951	69,135
Principal repayments	(24,852)	(99,727)
Amortization of loan origination, loan extension and deferred exit fees	870	1,818
Sale of commercial loan	—	(10,000)
Origination fees and extension fees received on commercial loans	(146)	—
Provision for loan losses	—	(4,726)
Deferred interest capitalized on commercial loan	—	386
Transfer on deed-in-lieu of foreclosure to real estate owned	—	(19,774)
Balance at End of Period	$555,637	$441,814

Allowance for Loan Losses

The following table presents the activity in the Company’s allowance for loan losses:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Beginning of period	$—	$—
Provision for loan losses	—	(5,765)
Charge-offs	—	—
Ending allowance for loan losses	$—	$(5,765)

During the six-month period ended June 30, 2021, the Company determined that no loan losses were probable and, therefore, did not record an allowance for loan losses. In accordance with the Company’s allowance for loan loss policy, during the six-month period ended June 30, 2020, the Company recorded impairment charges of $4,265 on one first mortgage loan secured by a hotel property in Illinois and $1,500 on a credit loan secured by a hotel property located in Florida. The impairment charges were based on the estimated fair value of the underlying collateral. As of June 30, 2020, the recorded investments in these loans were $20,374 ($24,639, net of a $4,265 allowance for loan loss) and $1,500 ($3,000, net of a $1,500 allowance for loan loss), respectively. For the three and six months ended June 30, 2020, interest income for the impaired loans was $71 and $606, respectively. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

As of June 30, 2021, 28 loans had a risk rating of 2, six had a risk rating of 3 and two had a risk rating of 4. As of December 31, 2020, 19 loans had a risk rating of 2, seven had a risk rating of 3 and three had a risk rating of 4. There were no loans with a risk rating of 1 or 5 as of June 30, 2021 or December 31, 2020.

Loan Modifications

During April 2020, the Company agreed to modify one first mortgage loan on a hospitality property providing for a two-month partial reduction in the required monthly interest payment with payment of the amount by which the interest payments were reduced deferred to the two-month period beginning in October 2020. Prior to the COVID-19 pandemic, the loan was current on all required payments. The loan has continued to perform after the modification, and the underlying hospitality property has seen improvement in operating metrics due to increasing travel demand. The Company continues to monitor the loan, but does not believe a loss is probable and, as such, has not recorded any provision for loan losses related to the loan.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale as of June 30, 2020. These investments were reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The Company did not hold any real estate securities at June 30, 2021 or December 31, 2020.

During the six months ended June 30, 2020, the Company held real estate securities that generated unrealized losses in value of $19,113, primarily attributed to the significant economic impact of the COVID-19 pandemic on the economy. During the three and six months ended June 30, 2020, the Company sold real estate securities for $43,928 that resulted in realized losses of $19,288.

Note 5 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to $250,000. In March 2020, the Company temporarily increased the maximum advance amount to $300,000, and this increase expired on June 30, 2020 and the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in March 2020 to February 2021. During December 2020, the maturity date was further extended to December 2021. Advances under the CF Repo Facility for loans made before December 18, 2020 accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% with a 0.75% floor. Loans made on or after December 18, 2020 accrue interest at a per annum annual rate equal to LIBOR plus 2.25% to 2.75% with a 0.25% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of June 30, 2021 and December 31, 2020.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The maturity date of the JPM Repo Facility is May 6, 2022, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of June 30, 2021 and December 31, 2020.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively the “WA Credit Facility”) with Western Alliance Bank, an Arizona corporation (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of June 30, 2021.

The JPM Repo Facility, CF Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Facilities as of June 30, 2021 and December 31, 2020:

June 30, 2021					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$231,923	$230	$324,147	2.75%	171
JPM Repo Facility	150,000	139,970	100	193,648	1.98%	310
Repurchase agreements - commercial mortgage loans	400,000	371,893	330	517,795	2.46%	223
WA Credit Facility	75,000	14,350	21	20,500	4.00%	618
	$475,000	$386,243	$351	$538,295	2.52%	238

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250

(1)	Excludes $45 and $27 of unamortized debt issuance costs at June 30, 2021 and December 31, 2020, respectively.

Note 6 – Stockholders’ Equity

The following tables detail the change in the Company’s outstanding shares of all classes of common stock, including restricted common stock:

	Common Stock
Six months ended June 30, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,151,787	655,835	398,233	—	50,393	381,955
Issuance of shares	—	—	—	—	—	64
Distribution reinvestment	—	5,049	2,541	—	780	4,491
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(8,986)	—	—	—	—	—
Ending balance	10,142,801	660,884	400,774	—	51,173	386,510

	Common Stock
Six months ended June 30, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,182,305	272,006	121,718	—	41,538	100,743
Issuance of shares	—	379,250	274,570	—	8,066	276,250
Distribution reinvestment	—	2,310	963	—	477	1,309
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(30,518)	—	—	—	—	—
Ending balance	10,151,787	653,566	397,251	—	50,081	378,302

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

On March 24, 2020, the Board suspended the payment of distributions to the Company’s stockholders. In determining to suspend the payment of distributions, the Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions.

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor resumed calculating the NAV beginning as of June 30, 2020 following its determination that there has been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook. In August 2020, the Company resumed paying distributions monthly to stockholders of record for all classes of shares. Please refer to “Note 15 – Subsequent Events” for updates on the Company’s business after June 30, 2021. The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares since the Company resumed paying distributions.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
July 31, 2020	$0.8576	$0.0715
August 31, 2020	$0.8800	$0.0733
September 30, 2020	$0.9000	$0.0750
October 31, 2020	$0.9000	$0.0750
November 30, 2020	$0.9000	$0.0750
December 31, 2020	$0.9000	$0.0750
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042

The table below presents the aggregate and net distributions declared for each applicable class of common stock during the six months ended June 30, 2021 and 2020. The table excludes distributions declared for any month for a class of shares of stock when there were no outstanding shares of that class on the record date corresponding to that distribution.

	Common Stock
Six months ended June 30, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.5417	$0.5417	$0.5417	$—	$0.5417	$0.5417
Stockholder servicing fee per share	N/A	N/A	0.0852	—	0.0251	N/A
Net distributions declared per share	$0.5417	$0.5417	$0.4565	$—	$0.5166	$0.5417

	Common Stock
Six months ended June 30, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.3200	$0.2700	$0.2700	$—	$0.2700	$0.2700
Stockholder servicing fee per share	N/A	N/A	0.0349	—	0.0103	N/A
Net distributions declared per share	$0.3200	$0.2700	$0.2351	$—	$0.2597	$0.2700

As of June 30, 2021, and December 31, 2020, distributions declared but not yet paid amounted to $1,207 and $867, respectively.
Note 7 – Net Income (Loss) Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero and 68 antidilutive restricted shares for the three and six months ended June 30, 2021. There were zero and 214 antidilutive restricted shares for the three and six months ended June 30, 2020. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net (loss) income per share computation for the three and six-months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,298	$1,006	$4,663	$(36,852)
Weighted average shares outstanding, basic	11,640,258	11,630,987	11,640,606	11,490,217
Dilutive effect of restricted stock	262	317	101	—
Weighted average shares outstanding, diluted	11,640,520	11,631,304	11,640,707	11,490,217
Net income (loss) per share, basic and diluted	$0.28	$0.09	$0.40	$(3.21)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of June 30, 2021, the Company had 28 of such loans with a total remaining future funding commitment of $72,805. As of December 31, 2020, the Company had 20 such loans with a total remaining future funding commitment of $50,940. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the six months ended June 30, 2021 and 2020.

Note 10 – Transactions with Related Parties

As of June 30, 2021, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P shares were purchased (November 2021); and (iii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of June 30, 2021, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for this investment was $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 Class P shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P shares were purchased (November 2021); and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and six-months ended June 30, 2021 and 2020 and the amount due to related parties at June 30, 2021 and December 31, 2020:

	Three months ended June 30,		Six months ended June 30,		Payable as of June 30,	Payable as of December 31,
	2021	2020	2021	2020	2021	2020
Organization and offering expense reimbursement(1)	$—	$10	$—	$70	$—	$—
Selling commissions and dealer manager fee(2)	—	—	—	758	—	—
Advisory fee(3)	737	1,557	1,474	2,401	247	507
Loan fees(4)	1,641	299	2,199	1,093	1,496	912
Accrued stockholder servicing fee(5)	—	—	—	446	639	674
Operating expense reimbursement to advisor(6)	—	—	15	—	—	—
Total	$2,378	$1,866	$3,688	$4,768	$2,382	$2,093

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

(3)

Pursuant to the Advisory Agreement, (1) the fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment shall not exceed 1/12th of 2.5% of the Company’s NAV; and (2) the performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. For the six months ended June 30, 2021, the Advisor waived $1,475 of the fixed component of the advisory fees.

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

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $17, in the aggregate, for the three and six months ended June 30, 2021. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $16, in the aggregate, for the three and six months ended June 30, 2020. As of June 30, 2021, the Company had $43 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.13 years. The total fair value at the vesting date for restricted shares that vested during the six months ended June 30, 2021 and 2020 was $16 and $17, respectively. There were no restricted shares that vested during the three months ended June 30, 2021 and 2020.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	3,391	$23.59
Granted	—	—
Vested	(800)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at June 30, 2021	2,591	$23.16

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$51,943	$51,943	$72,107	$72,107
Commercial mortgage loans, net	555,637	556,903	441,814	441,267
Total	$607,580	$608,846	$513,921	$513,374
Financial liabilities
Repurchase agreements - commercial mortgage loans	$371,848	$371,848	$290,699	$290,699
Credit facility payable	14,350	14,350	—	—
Total	$386,198	$386,198	$290,699	$290,699

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents and restricted cash was based on the bank balance and was a Level 1 fair value measurement.
•

The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The Sub-Advisor estimates the fair values of commercial loans by analyzing interest rate spreads on loans based on various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders.

•

The estimated fair values of the repurchase agreements – commercial mortgage loans and the credit facility payable are Level 3 fair value measurements based on expected present value techniques. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements and credit facilities with similar characteristics and credit quality.

Note 13 – Real Estate Owned

The following table summarizes the Company’s real estate owned assets as of June 30, 2021:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,234	$(949)	$31,968

(1)	Refer to “Note 2 – Summary of Significant Accounting Policies” in the Annual Report for useful life of the above assets.
(2)	Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

During February 2021, the Company received a loan under the Paycheck Protection Program (“PPP”) related to the operations of the Company’s 362-room hotel located in Chicago, Illinois known as the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”). This five-year loan was for $1,093 with a fixed interest rate of 1.00% that does not compound. The PPP was created as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). To be eligible to receive a loan, companies must make a number of certifications related to its operations, employees and size of the business on an application. Companies may also subsequently apply for loan forgiveness under the program provided that it meets requirements limiting any reduction in workforce or in pay.

The Company intends to qualify and apply for loan forgiveness and as such is accounting for this PPP loan using a government grant accounting approach. The grant proceeds are initially recorded in accrued expenses on the consolidated balance sheet. Each month, those proceeds are applied as a reduction to payroll-related costs within real estate owned operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses. As of June 30, 2021, no balance remains recorded in accrued expenses for the PPP loan to be absorbed by payroll-related expenses.

Note 14 – Leases

The Company is the lessee under one ground lease. The ground lease, which commenced on April 1, 1999, was assumed as part of the Renaissance O’Hare acquired through a deed-in-lieu of foreclosure transaction on August 20, 2020 and extends through March 31, 2098. The lease is classified as a finance lease. Under the ground lease, the Company is prohibited from mortgaging the land but is not prohibited from making a leasehold mortgage for property constructed on the land. The Company may terminate the lease as of March 31, 2049, March 31, 2065 and March 31, 2081 provided that twelve months’ notice is provided to the lessor prior to those respective dates.

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the three and six months ended June 30, 2021 and 2020, total finance lease cost was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Amortization of right-of-use assets	$18	$—	$36	$—
Interest on lease liabilities	480	—	958	—
Total finance lease cost	$498	$—	$994	$—

The table below shows the Company’s finance lease right of use asset, net of amortization as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(60)	(24)
Finance lease right of use asset, net of amortization	$5,489	$5,525

Remaining lease payments for the ground lease as of June 30, 2021 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2021 (remaining)	$806
2022	1,611
2023	1,611
2024	1,745
2025	1,772
Thereafter	271,457
Total undiscounted lease payments	$279,002
Less: Amount representing interest	(262,059)
Present value of lease liability	$16,943

Note 15 – Subsequent Events

The Company has evaluated subsequent events through August 13, 2021, the date the financial statements were issued. The following are updates on the Company’s operations since June 30, 2021.

Second Amended and Restated Advisory Agreement

On July 1, 2021, the Company entered into a Second Amended and Restated Advisory Agreement (the “Second A&R Advisory Agreement”) with the Advisor, which supersedes and replaces the First Amended and Restated Advisory Agreement dated as of April 29, 2019, between the Company, the Operating Partnership and the Advisor (the “Previous Advisory Agreement”).

The Second A&R Advisory Agreement modifies the management fee payable to the Advisor. Under the Previous Advisory Agreement, the monthly fixed management fee was equal to 1.25% per annum of the gross value of the Company’s assets, provided that any such monthly payment would not exceed 1/12th of 2.5% of the Company’s NAV calculated pursuant to the Company’s valuation guidelines. Pursuant to the Second A&R Advisory Agreement, the monthly management fee has been changed to be equal to 1/12th of 1.25% of the average NAV for each month.

The Second A&R Advisory Agreement also modifies the Company’s obligation to reimburse the Advisor and Sub-Advisor for their expenses. Under the Second A&R Advisory Agreement and the Second A&R Sub-Advisory Agreement as defined and described below, the Company will reimburse the Advisor and Sub-Advisor and their respective affiliates for all of their expenses attributable to the Company or its subsidiaries, including the Operating Partnership, and paid or incurred by the Advisor, the Sub-Advisor or their respective affiliates in providing services and licenses under the Second A&R Advisory Agreement or the Second A&R Sub-Advisory Agreement; provided that the Company will not reimburse for certain overhead costs such as rent and utilities. Expense reimbursements will be subject to the limits contained in an Expense Limitation Agreement described below and are subject to the limitations on total operating expenses as set forth in the Company’s charter. The reimbursable expenses will now include personnel and related employment costs incurred by the Advisor, Sub-Advisor, or their affiliates in performing the services described in the Second A&R Advisory Agreement or the Second A&R Sub-Advisory Agreement, which were previously excluded from expenses reimbursed by the Company. These costs will include, but will not be limited to, reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services, provided that no reimbursement will be made for costs of such employees of the Advisor, Sub-Advisor or their affiliates to the extent that such employees serve as the Company’s executive officers.

Second Amended and Restated Sub-Advisory Agreement

On July 1, 2021, the Advisor entered into a Second Amended and Restated Sub-Advisory Agreement (the “Second A&R Sub-Advisory Agreement”) with the Sub-Advisor, which supersedes and replaces the First Amended and Restated Sub-Advisory Agreement dated as of April 29, 2019, between the Advisor and the Sub-Advisor (“Previous Sub-Advisory Agreement”). The Second A&R Sub-Advisory Agreement provides that the compensation and other expenses of all personnel of the Sub-Advisor, to the extent engaged in providing services and assistance pursuant to the Second A&R Sub-Advisory Agreement, will now be reimbursable in accordance with the Second A&R Advisory Agreement with the prior approval of the Advisor. Any expense reimbursements remain subject to the limitations on total operating expenses in the Company’s corporate charter as well as the limitations in the Expense Limitation Agreement described below.

Expense Limitation Agreement

The Company has entered into an Expense Limitation Agreement with its Advisor and the Sub-Advisor (the “Expense Limitation Agreement”), effective July 1, 2021, pursuant to which the Advisor and Sub-Advisor have agreed to waive reimbursement of or pay, on a quarterly basis, the Company’s annualized ordinary operating expenses for such quarter to the extent such expenses exceed 1.5% of the Company’s average monthly net assets attributable to each of the its classes of common stock. “Ordinary operating expenses” for each class of its common stock consist of all ordinary expenses attributable to such class, including administration fees, transfer agent fees, fees paid to its independent directors, loan servicing expenses, administrative services expenses, and related costs associated with legal, regulatory compliance and investor relations, but excluding the following: (a) advisory fees payable to the Advisor, (b) interest expense and other financing costs, (c) taxes, (d) distribution or stockholder servicing fees and (e) operating expenses for any real estate owned, including depreciation, and (f) unusual, unexpected and/or nonrecurring expenses. The Company will repay the Advisor or the Sub-Advisor on a quarterly basis any ordinary operating expenses previously waived or paid, but only if the reimbursement would not cause the then-current expense limitation, if any, to be exceeded. In addition, the reimbursement of expenses will be made only if payable not more than three years from the end of the fiscal quarter in which the expenses were paid or waived.

The Expense Limitation Agreement has a one-year term, subject to annual renewals by a majority of the Company’s independent directors and by the Advisor and the Sub-Advisor. The Expense Limitation Agreement may not be terminated by the Advisor or the Sub-Advisor, but may be terminated by the Company’s independent directors on written notice to the Advisor and the Sub-Advisor.

Revolving Credit Liquidity Letter Agreements

Inland Real Estate Investment Corporation (“IREIC”), the Company’s sponsor, and Sound Point have agreed under separate letter agreements dated July 20, 2021, and July 15, 2021, respectively, to make revolving credit loans to the Company in an aggregate principal amount outstanding at any one time not to exceed $5 million and $15 million, respectively (the “IREIC-Sound Point Commitments”) from time to time until the Termination Date (defined below) of the letter agreements. These letter agreements are identical to each other in all material respects other than the commitment amounts. Use of the IREIC-Sound Point Commitments is limited to satisfying requirements to maintain cash or cash equivalents under the Company’s repurchase and other borrowing arrangements. The “Termination Date” is the earliest of (i) the Maturity Date (defined below) (ii) the first date on which the Company’s balance sheet equity is equal to or greater than $500 million, (iii) the date IREIC or one of its affiliates is no longer the Company’s Advisor or Sound Point or one of its affiliates is no longer the Company’s Sub-Advisor and (iv) such earlier date on which the commitment will terminate as provided in the letter agreements, for example, because of an event of default. The “Maturity Date” is one year from the date of the agreement, and the Maturity Date will be automatically extended every year for an additional year, unless (a) the lender delivers notice of termination 60 days prior to an anniversary of the letter agreements or (b) an Event of Default (defined below) has occurred and is continuing. Each revolving loan will bear interest at 6.00% per annum. Interest is payable in arrears when principal is paid or repaid and on the Termination Date. Each of the following constitutes an “Event of Default” under the letter agreements: (y) the Company fails to perform or observe any covenant or condition to be performed or observed under the letter agreement (including the obligation to repay a loan in full on the Termination Date) and such failure is not remedied within three business days of its receipt of notice thereof; or (z) the Company becomes insolvent or the subject of any bankruptcy proceeding.

Distributions

The Board has authorized distributions to stockholders of record as of July 31, 2021, payable on or about August 18, 2021 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0146	—	0.0043	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0896	$—	$0.0999	$0.1042

Repurchases of Common Stock

On July 1, 2021, our SRP was reinstated for all stockholders, and the first settlement of permitted repurchase requests was on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, for the month of July, the Company repurchased an amount of shares equal to an aggregate purchase price of 1.7% of the aggregate NAV as of June 30, 2021.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 14, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC on March 19, 2021, and the factors described below:

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

•	Even if our stockholders are able to sell their shares pursuant to our SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Under our charter, we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets and may exceed this limitation with the approval of a majority of our independent directors;
•	Our Advisor and our Sub-Advisor may face conflicts of interest in allocating personnel and resources between their affiliates;
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

The following discussion and analysis relate to the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

Unless otherwise stated, all dollar amounts are stated in thousands, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of CRE investments primarily comprised of floating-rate CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans. We may also invest in floating-rate CRE securities such as CMBS and senior unsecured debt of publicly traded REITs, and select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. We are externally managed by our Advisor, an indirect subsidiary of Inland Real Estate Investment Corporation. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

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

Recent Developments

We continue to evaluate the economic impact from the COVID-19 pandemic and the economic recovery. Since June 30, 2021 and through the filing of this Quarterly Report on Form 10-Q, all of our borrowers have made their scheduled loan payments and we have not identified any loans that have had conditions that would change the risk rating we assigned to those loans as of June 30, 2021. For further discussion of our risk ratings assigned to loans, please see “Note 3 – Commercial Mortgage Loans Held for Investment” in the notes to our consolidated financial statements above. We will continue to actively monitor our borrowers to address the impacts of the COVID-19 pandemic on their respective businesses. We continue to see significant demand and competition for new loans and are selectively executing term sheets with prospective borrowers.

Loans and Warehouse Financing

As of June 30, 2021, our loan portfolio, which was comprised of 36 loans with a current principal balance of $554.8 million, was diversified across property types. Our loan portfolio was comprised of approximately 9% loans backed by retail and hospitality properties, the two sectors affected most quickly and negatively by the COVID-19 pandemic. The hospitality and retail sectors continue to be impacted by reduced travel, social distancing and other requirements and recommendations resulting from the pandemic and efforts to control it. We have closely monitored the loans in our portfolio and have communicated with borrowers to ascertain their ability to collect rent from tenants and, therefore, the potential to fulfill their loan obligations.

We continue to see good opportunities to originate loans backed by office, industrial and multifamily properties. During the three and six month periods ended June 30, 2021, we originated seven and nine loans, respectively and grew our CRE loan portfolio by $80.2 million and $113.8 million, respectively.

We fund our first mortgage loan portfolio with our two master repurchase agreements and our credit facility. See “Note 5 – Repurchase Agreements and Credit Facilities” in the notes to our consolidated financial statements above. During the three and six month periods ended June 30, 2021, we increased our borrowings under our master repurchase agreement and credit facility financings by $80.3 and $95.5 million, respectively.

Real Property

We own a 362-room hotel located in Chicago, Illinois, the Renaissance O’Hare. More specifically, we own a ground lease interest in the Renaissance O’Hare and currently pay annual rent of approximately $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2023. This ground lease runs through March 2098.

The Renaissance O’Hare has been and continues to be negatively impacted by the COVID-19 pandemic. We have estimated a $1.8 million expected loss during 2021 for the Renaissance O’Hare related to the continuing COVID-19 pandemic, and recognized a net loss from the hotel of approximately $1.5 million in the first half of 2021. Though vaccinations are continuing, there are numerous risks and uncertainties still surrounding the continuing effects of the pandemic, including whether and when a resumption of pre-pandemic levels of travel and in-person meetings and events might happen. Government and corporate restrictions on travel and in-

person gatherings, reduced demand for these activities from businesses and individuals, and the uncertainties surrounding the duration and effects of the pandemic persist.

Ultimately, we intend to sell the Renaissance O’Hare and remain focused on our core business of investing in CRE debt. Until we determine to sell the hotel, a third-party management company we have engaged will continue to manage it. To help facilitate operations while we monitor the course of the pandemic and market conditions, the hotel received a $1.1 million loan in the first quarter of 2021 under the federal government’s PPP. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based in part on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. We have used the loan proceeds for these purposes, but there is no assurance that our PPP loan will be forgiven. The following table shows the Renaissance’s O’Hare’s performance trend over the past four quarters.

Period	Average Occupancy Per Night	Revenue Per Available Room	Average Daily Rate
Third Quarter 2020	22%	$19	$89
Fourth Quarter 2020	16%	$14	$85
First Quarter 2021	28%	$23	$80
Second Quarter 2021	48%	$43	$89

Although occupancy and the hotel’s performance improved during the quarter ended June 30, 2021, balancing the potential increase in the price of a future sale against the potential for continued operating losses in the face of the uncertainty surrounding the pandemic is difficult. Whether we achieve a sale price that is worth waiting for will likely depend in large part on how the aforementioned uncertainties surrounding the pandemic and the return of leisure and business travel and in-person large group events unfolds, which could result in a favorable sale price or future operating losses even beyond what we are expecting or a loss on sale, any of which could be material to our future results of operations. We will monitor the market for hotel sales while considering, among other things, the performance of the Renaissance O’Hare, relevant market factors and our expected total return weighing current potential disposition prices and redeployment of the sales proceeds into our core investment strategy against the potential disposition prices expected later upon the stabilization of the performance of the hotel.

Cash and Unencumbered Assets

As of June 30, 2021, we held cash of $51.9 million and $30.5 million of unencumbered assets that are free and clear of any lender claims.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no additions to our significant accounting policies for the three and six months ended June 30, 2021.

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

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of June 30, 2021 and December 31, 2020:

Floating Vs. Fixed Rate Debt Investments:

June 30, 2021	December 31, 2020

All Investments by Type:

June 30, 2021	December 31, 2020

Loans by Property Type:

June 30, 2021	December 31, 2020

Loans by Region:

June 30, 2021	December 31, 2020

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of June 30, 2021 compared to December 31, 2020 were primarily due to new loans originated during the period. Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant from one period to another. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of June 30, 2021	As of December 31, 2020

Principal balance of first mortgage loans	$538,295	$425,196
Number of first mortgage loans	33	26
Principal balance of credit loans	$16,500	$16,500
Number of credit loans	3	3
Total balance of loans	$554,795	$441,696
Total number of loans	36	29
All-in yield (1)	5.2%	5.5%
Weighted average years to maximum maturity	3.2	3.4
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is due to increased leverage as we executed our business strategy and the redeployment of proceeds from the sale of real estate securities that were sold during the year ended December 31, 2020. The change in the all-in yield was not significant.

The table below presents information for each of our commercial mortgage loans as of June 30, 2021:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/23	HI	Office	67%	2
2 (6)	12/13/17	First mortgage	16,860	L+4.50%	5.7%	7/9/21	VA	Office	55%	3
3	3/22/18	First mortgage	12,059	L+3.75%	5.1%	4/9/23	CO	Retail	74%	2
4	5/4/18	First mortgage	31,000	L+4.00%	5.5%	11/9/21	PA	Industrial	64%	2
5 (7)	5/17/18	First mortgage	6,614	L+4.50%	6.2%	8/9/21	NC	Multifamily	54%	3
6	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
7	10/30/18	First mortgage	6,860	L+3.85%	5.7%	11/9/23	TX	Multifamily	76%	2
8	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
9 (8)	12/20/18	First mortgage	16,324	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	4
10	1/25/19	First mortgage	11,659	L+3.45%	5.4%	2/9/24	IL	Multifamily	78%	2
11	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/24	TX	Multifamily	68%	2
12	5/31/19	First mortgage	13,112	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	3
13	6/18/19	First mortgage	47,746	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
14	6/18/19	First mortgage	6,350	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
15	8/15/19	First mortgage	7,567	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
16	9/27/19	First mortgage	15,441	L+3.10%	4.6%	10/9/24	CA	Office	75%	2
17	9/30/19	First mortgage	30,000	L+3.30%	5.0%	10/9/24	TX	Multifamily	77%	2
18	10/4/19	First mortgage	20,958	L+2.90%	4.6%	10/9/24	NC	Office	61%	3
19	10/30/19	First mortgage	13,743	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
20	11/22/19	First mortgage	32,965	L+3.00%	4.9%	12/9/24	AZ	Multifamily	80%	2
21	2/6/20	First mortgage	19,835	L+3.30%	4.9%	2/9/25	NJ	Office	69%	2
22	2/20/20	First mortgage	8,313	L+3.85%	5.4%	3/9/25	CA	Retail	57%	2
23	2/28/20	First mortgage	9,320	L+3.50%	5.0%	3/9/25	FL	Retail	78%	2
24	10/13/20	First mortgage	7,096	L+4.00%	4.9%	10/9/25	CA	Multifamily	70%	2
25	3/5/21	First mortgage	13,000	L+5.00%	5.5%	3/9/26	VA	Office	57%	2
26	3/12/21	First mortgage	19,573	L+4.00%	4.2%	3/6/26	MS	Industrial	64%	2
27	4/6/21	First mortgage	11,672	L+3.50%	3.7%	4/9/26	AL	Multifamily	69%	2
28	4/6/21	First mortgage	9,223	L+3.50%	3.7%	4/9/26	AL	Multifamily	78%	2
29	4/15/21	First mortgage	9,090	L+4.00%	4.2%	5/9/26	NJ	Industrial	69%	2
30	5/12/21	First mortgage	27,074	L+3.15%	3.3%	5/9/26	CT	Multifamily	77%	2
31	5/25/21	First mortgage	11,200	L+3.20%	3.4%	6/9/26	TN	Multifamily	80%	2
32	5/26/21	First mortgage	14,880	L+3.10%	3.3%	6/9/26	NV	Multifamily	80%	2
33	6/8/21	First mortgage	20,500	L+8.00%	8.2%	12/9/23	TX	Mixed Use	45%	2
34	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	3
35	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	FL	Hospitality	68%	4
36	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$554,795		5.2%				69%

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

The term “L” refers to one-month LIBOR. As of June 30, 2021, one-month LIBOR was equal to 0.10%. Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of June 30, 2021. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor. The weighted average LIBOR floor for these loans is 1.41%.

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

(6)	Loan maturity date was extended to July 9, 2023.

(7)

The maturity date passed on the loan without repayment, and we sent the borrower a notice of default. The borrower has a contract for sale on the property securing the loan that is significantly in excess of the loan amount. We have been in discussions with the borrower on completing the sale and repaying the loan in full. Until the loan is repaid, the borrower is obligated to pay interest at a default cash coupon rate of L+9.50% per annum with a LIBOR floor of 1.75%.

(8)	Loan has been modified to capitalize a portion of its interest payment for a temporary period of time. The all-in yield assumes the timely payment of interest and principal through maturity.

We entered into two master repurchase agreements and a credit facility to fund our investment portfolio. As of June 30, 2021 and December 31, 2020, we had total borrowings of $386,198 (which is net of $45 of unamortized debt issuance costs) and $290,699 (which is net of $27 of unamortized debt issuance costs), respectively. During the six months ended June 30, 2021 and the year ended December 31, 2020, we had weighted average borrowings of $319,722 and $378,136 and weighted average borrowing costs of 2.6% and 2.7%, respectively. The increase in borrowings was due to loan originations that were financed under the master repurchase agreements and credit facility. The decrease in the weighted average borrowing costs was primarily due to the change in LIBOR during the period.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three Months Ended June 30,
	2021			2020
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$—	$—	0.0%	$101,356	$1,077	4.2%
Commercial mortgage loans	516,671	7,223	5.5%	532,422	7,691	5.7%
Total/Weighted Average	$516,671	$7,223	5.5%	$633,778	$8,768	5.5%
Interest-bearing liabilities:
Repurchase agreements—securities	$—	$—	0.0%	$58,954	$525	3.5%
Repurchase agreements—commercial mortgage loans	343,944	2,211	2.5%	351,559	2,158	2.4%
Credit facility - loans	2,208	21	3.8%
Total/Weighted Average	$346,152	$2,232	2.5%	$410,513	$2,683	2.6%
Net interest income/spread		$4,991	3.0%		$6,085	2.9%
Average leverage %(5)	203.0%			183.9%
Weighted average levered yield(6)			11.6%			10.8%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $0 and $(9) for the three months ended June 30, 2021 and 2020, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The decrease in our weighted average interest-earning assets and interest-bearing liabilities was due to the sale of CMBS during 2020, as well as loan payoffs. The change in the weighted average levered yield was due to the change in the portfolio composition and the changes in interest rates tied to LIBOR.

Revenue from Real Estate Owned

During the three months ended June 30, 2021, our hotel property generated $1,744 in revenue. We did not own any real estate during the three months ended June 30, 2020.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,
	2021	2020
Advisory fee	$737	$1,557
Debt finance costs	380	304
Directors compensation	13	24
Professional service fees	282	1,294
Real estate owned operating expenses	1,457	—
Depreciation and amortization	273	—
Other expenses	296	247
Total operating expenses	$3,438	$3,426

Total operating expenses for the three months ended June 30, 2021 and 2020 were $3,438 and $3,426, respectively. The advisory fee decreased due to an agreement with the Advisor to waive 50% of the advisory fee, beginning with the month of January 2021 and terminating July 1, 2021, when the advisory agreement was amended and restated. The decrease in the professional service fees was primarily due to the write off of deferred costs for a collateralized loan obligation during the three months ended June 30, 2020 that we did not complete due to the economic impact of the COVID-19 pandemic. Offsetting these decreases, the increase in real estate owned operating expenses and depreciation and amortization were due to the Company’s ownership of the Renaissance O’Hare acquired through a deed-in-lieu of foreclosure transaction during August 2020. We did not hold any real estate during the three months ended June 30, 2020.

Other Income (Loss)

For the three months ended June 30, 2021 and 2020, other income (loss) was $0 and ($1,644), respectively. The other income (loss) in the three months ended June 30, 2020 is from a realized loss on the sale of a commercial loan of $375, and a provision for loan losses of $(1,265) primarily related to the deed-in-lieu of foreclosure for the Renaissance O’Hare that was completed later in 2020.

Net Income

For the three months ended June 30, 2021 and 2020, our net income was $3,298 and $1,006, or $0.28 and $0.09 per share (basic and diluted), respectively. The increase in net income was primarily due to a provision for loan losses and a realized loss on the sale of a commercial loan during the three months ended June 30, 2020 that did not recur in 2021. There were also lower advisory fees and professional service fees during the three months ended June 30, 2021. This was partially offset by reduced net interest income during the three months ended June 30, 2021 from having lower weighted average interest-earning assets and interest-liabilities in 2021 compared to 2020.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Six Months Ended June 30,
	2021			2020
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$—	$—	0.0%	$129,275	$3,202	4.9%
Commercial mortgage loans	483,653	13,674	5.6%	532,711	15,771	5.9%
Total/Weighted Average	$483,653	$13,674	5.6%	$661,986	$18,973	5.7%
Interest-bearing liabilities:
Repurchase agreements—securities	$—	$—	0.0%	$84,083	$1,358	3.2%
Repurchase agreements—commercial mortgage loans	318,612	4,104	2.6%	352,628	5,287	3.0%
Credit facility - loans	1,110	21	3.8%	—	—	0.0%
Total/Weighted Average	$319,722	$4,125	2.6%	$436,711	$6,645	3.0%
Net interest income/spread		$9,549	3.0%		$12,328	2.7%
Average leverage %(5)	195.0%			193.9%
Weighted average levered yield (6)			11.6%			10.8%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $0 and $142 for the six months ended June 30, 2021 and 2020, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The decrease in our weighted average interest-earning assets and interest-bearing liabilities was due to the sale of CMBS during 2020, as well as loan payoffs. The change in the weighted average levered yield was due to the change in the portfolio composition and the changes in interest rates tied to LIBOR.

Revenue from Real Estate Owned

During the six months ended June 30, 2021, our hotel property generated $2,612 in revenue. We did not own any real estate during the six months ended June 30, 2020.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 and 2020 consisted of the following:

	Six Months Ended June 30,
	2021	2020
Advisory fee	$1,474	$2,401
Debt finance costs	811	558
Directors compensation	34	48
Professional service fees	506	1,512
Real estate owned operating expenses	3,612	—
Depreciation and amortization	545	—
Other expenses	516	472
Total operating expenses	$7,498	$4,991

Total operating expenses for the six months ended June 30, 2021 and 2020 were $7,498 and $4,991, respectively. The increase was primarily due to the increase in real estate owned operating expenses and depreciation and amortization from the hotel acquired through a deed-in-lieu of foreclosure transaction during August 2020. We did not hold any real estate during the six months ended June 30, 2020. The debt finance costs primarily increased due to an increase in amortization from the extension fees related to the CF Repo Facility and the addition of the WA Credit Facility. Professional service fees decreased primarily due to the write-off of deferred costs for a collateralized loan obligation in the six months ended June 30, 2020. In order to support the performance of the Company, the Advisor agreed to waive 50% of its advisory fee beginning with the month of January 2021 and continuing until July 1, 2021.

Other Income (Loss)

For the six months ended June 30, 2021 and 2020, other income (loss) was $0 and $(44,331), respectively. During the six months ended June 30, 2020, the fair value of the real estate securities held decreased due to the economic impact of the COVID-19 pandemic. These losses did not recur during 2021, as all the real estate securities were sold during the year ended December 31, 2020. There was also a provision for loan losses of $(5,765) recorded during the six months ended June 30, 2020 primarily related to the deed-in-lieu of foreclosure for the Renaissance O’Hare.

Net Income (Loss)

For the six months ended June 30, 2021 and 2020, our net income (loss) was $4,663 and $(36,852), or $0.40 and $(3.21) per share (basic and diluted), respectively. The increase in net income was primarily due to losses on real estate securities during the six months ended June 30, 2020 that did not recur in 2021 as all the real estate securities were sold during the year ended December 31, 2020.

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

Our FFO and MFFO are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
GAAP net income (loss)	$3,298	$1,006	$4,663	$(36,852)
Depreciation and amortization	273	—	545	—
Funds from operations	$3,571	$1,006	$5,208	$(36,852)

Amortization of discount on real estate securities	—	(88)	—	(309)
Amortization of debt financing costs	380	304	811	558
Non-cash adjustment for ground lease	95	—	189	—
Provision for loan losses	—	1,265	—	5,765
Realized loss on sale of commercial loan	—	375	—	375
Unrealized (gain) loss on real estate securities	—	(19,284)	—	18,903
Realized loss on sale of real estate securities	—	19,288	—	19,288
Modified funds from operations	$4,046	$2,866	$6,208	$7,728

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

On March 24, 2020, our Board suspended (i) the sale of shares in our IPO, (ii) the operation of the SRP, (iii) the payment of distributions to our stockholders, and (iv) the operation of the DRP, effective as of April 6, 2020. These changes were made to allow us to maintain fiscal responsibility and respond accordingly to the unprecedented economic disruption resulting from the COVID-19 pandemic. In determining to suspend our IPO, the SRP, the payment of distributions and the DRP, our Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions.

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

On July 1, 2021, our SRP was reinstated for all stockholders. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests was on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, for the months of July, August and September 2021, the total amount of aggregate repurchases of shares (including Class P shares) is limited to no more than 1% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 2.5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

The following table provides a breakdown of the major components of our NAV:

Components of NAV	As of June 30, 2021
Commercial mortgage loans	$556,903
Real estate owned, net	14,000
Cash and cash equivalents and restricted cash	51,943
Other assets	6,800
Repurchase agreements - commercial mortgage loans	(371,848)
Credit facility payable	(14,350)
Reserve for negative impact of COVID on real estate owned(1)	(1,439)
Due to related parties	(2,382)
Distributions payable	(1,207)
Accrued interest payable	(351)
Accrued stockholder servicing fees(2)	(84)
Other liabilities	(2,827)
Net asset value	$235,158
Number of outstanding shares	11,642

(1)

As of December 31, 2020, we established as a component of the NAV calculation a reserve for the estimated negative impact of the COVID-19 pandemic during 2021 on real estate owned. The reduction in this reserve as of June 30, 2021 from December 31, 2020 resulted from the net loss on real estate owned set forth below. Because we had already established a reserve for losses, the loss on real estate owned for the three months ended June 30, 2021 has no negative effect on the NAV. Below is a reconciliation of the reserve ($ in thousands):

Beginning reserve balance as of December 31, 2020	$(2,250)
Less: Net loss on real estate owned for the six months ended June 30, 2021:
Revenue from real estate owned	2,612
Real estate owned operating expense	(3,612)
Non-cash adjustment for ground lease	189
Net loss from real estate owned	(811)
Reserve balance as of June 30, 2021	$(1,439)

(2)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of June 30, 2021, we have accrued under GAAP $723 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of June 30, 2021, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of June 30, 2021:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$204,808	$13,375	$8,111	$—	$1,035	$7,823	$235,158
Number of outstanding shares	10,143	661	401	—	51	387	11,642
NAV per share as of June 30, 2021	$20.1925	$20.2386	$20.2375	$—	$20.2338	$20.2393	$20.1991

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of June 30, 2021
Stockholders' equity per GAAP	$238,301
Adjustments:
Unamortized stockholder servicing fee	641
Unamortized offering costs	2,903
Real estate owned non-cash adjustments	1,125
Fair value real estate owned adjustment	(9,078)
Fair value loan adjustment	1,266
Net asset value	$235,158

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

Cash Flow Analysis

	Six months Ended June 30,		Change
	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$4,694	$8,459	$(3,765)
Net cash (used in) provided by investing activities	$(112,992)	$47,727	$(160,719)
Net cash provided by (used in) financing activities	$88,134	$(53,888)	$142,022

We held cash, cash equivalents and restricted cash of $51,943 and $72,107 as of June 30, 2021 and December 31, 2020, respectively. Our cash, cash equivalents and restricted cash decreased due to loan originations during the six months ended June 30, 2021.

Our operating activities generated net cash of $4,694 and $8,459 for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash from operating activities was primarily due to the reduction in net interest income. During 2020, the Company sold all of the real estate securities held which was the primary cause for the $178,333 reduction in the average interest earning investments.

Our investing activities (used) provided net cash of $(112,992) and $47,727 for the six months ended June 30, 2021 and 2020, respectively. The primary driver of the change was due to larger originations of mortgage loans during the six months ended June 30, 2021.

Our financing activities provided (used) net cash of $88,134 and $(53,888) for the six months ended June 30, 2021 and 2020, respectively. The net cash provided during the six months ended June 30, 2021 was driven by $81,167 of net drawings the repurchase agreement financing and $14,350 of drawings on the credit facility offset partially by distributions paid of $5,670. For the six months ended June 30, 2020, the net cash used was primarily for $70,051 net paydowns on the repurchase agreement financing offset partially by $22,794 in net proceeds from the issuance of our common stock.

Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to $250,000. In March 2020, we temporarily increased the maximum advance amount to $300,000, and this increase expired on June 30, 2020 and the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in March 2020 to February 2021. During December 2020, the maturity date was further extended to December 2021. Advances under the CF Repo Facility for loans made before December 18, 2020 accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% with a 0.75% floor. Loans made on or after December 18, 2020 accrue interest at a per annum annual rate equal to LIBOR plus 2.25% to 2.75% with a 0.25% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of June 30, 2021 and December 31, 2020.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2022, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of June 30, 2021 and December 31, 2020.

On March 10, 2021, we, through our wholly owned subsidiary, entered into WA Credit Facility with Western Alliance Bank. The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of June 30, 2021.

The JPM Repo Facility, CF Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of June 30, 2021 and December 31, 2020:

June 30, 2021					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$231,923	$230	$324,147	2.75%	171
JPM Repo Facility	150,000	139,970	100	193,648	1.98%	310
Repurchase agreements - commercial mortgage loans	400,000	371,893	330	517,795	2.46%	223
WA Credit Facility	75,000	14,350	21	20,500	4.00%	618
	$475,000	$386,243	$351	$538,295	2.52%	238

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding(1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250

(1)	Excludes $45 and $27 of unamortized debt issuance costs at June 30, 2021 and December 31, 2020, respectively.

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

In determining to suspend the payment of distributions and the DRP, our Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. Though we did not calculate the NAV for the months of March, April and May 2020, our Advisor subsequently determined that there was reduced volatility in the market for our investments and some improvement in the U.S. economic outlook and resumed calculation of the NAV beginning as of June 30, 2020.

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

In August 2020, we resumed paying distributions monthly to stockholders of record for all classes of shares. The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares since we resumed paying distributions.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
July 31, 2020	$0.8576	$0.0715
August 31, 2020	$0.8800	$0.0733
September 30, 2020	$0.9000	$0.0750
October 31, 2020	$0.9000	$0.0750
November 30, 2020	$0.9000	$0.0750
December 31, 2020	$0.9000	$0.0750
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042

The gross distribution was reduced for certain classes of our common stock for applicable class-specific expenses to arrive at the net distribution amount for those classes. During the six months ended June 30, 2021 and 2020, we did not have shares outstanding of Class S common stock.

	Six Months Ended June 30,
	2021	2020
Distributions
Paid in cash	$5,670	$5,098
Reinvested in shares	260	127
Total distributions	$5,930	$5,225
Cash flows from operating activities	$4,694	$8,459

(1)

For the six months ended June 30, 2021, 79.2% of our distributions were paid from cash flow from operating activities during the six month period, and 20.8% of our distributions were paid from cash flows from operating activities generated during the year ended December 31, 2020. For the, six months ended June 30, 2020, our distributions were paid from cash flows from operating activities.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of June 30, 2021 and December 31, 2020 are summarized as follows:

As of June 30, 2021	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - commercial mortgage loans(1)	371,893	—	—	—	371,893
Credit facility payable	—	14,350	—	—	14,350
Rental payments under ground lease (2)	1,611	3,275	3,543	270,573	279,002
Total	$373,504	$17,625	$3,543	$270,573	$665,245

As of December 31, 2020
Borrowings under repurchase agreements - commercial mortgage loans(1)	290,726	—	—	—	290,726
Rental payments under ground lease (2)	1,611	3,222	3,515	271,459	279,807
Total	$292,337	$3,222	$3,515	$271,459	$570,533

(1)	Excludes $45 and $27 of unamortized debt issuance costs at June 30, 2021 and December 31, 2020, respectively.
(2)	The ground lease was assumed as part of a deed-in-lieu of foreclosure transaction on the Renaissance O’Hare during the year ended December 31, 2020.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions. As of June 30, 2021, we had 28 of such loans with a total remaining future funding commitment of $72,805. As of December 31, 2020, we had 20 of such loans with a total remaining future funding commitment of $50,940. The future funding commitments are advanced if the borrower has met certain loan specific requirements.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the six months ended June 30, 2021.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three months ended June 30, 2021 and 2020, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both June 30, 2021, and December 31, 2020, our investment portfolio was 97% and 96% variable rate investments based on LIBOR for various terms, respectively. Borrowings under our master repurchase agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2021	December 31, 2020
(-) 50 Basis Points	0.70%	1.13%
(-) 25 Basis Points	0.70%	1.13%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(1.35)%	(1.96)%
(+) 50 Basis Points	(2.44)%	(3.92)%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

Except as disclosed in Part II. Item 1A. “Risk Factors” in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 13, 2021, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 19, 2021.

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

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of June 30, 2021, we received net offering proceeds of $36.7 million from the IPO. The following table summarizes certain information about the IPO proceeds:

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	660,884	400,774	—	51,173	383,921	1,496,752
Gross proceeds from primary offering	$17,308	$10,206	$—	$1,237	$9,419	$38,170
Reinvestments of distributions	224	105	—	40	172	541
Total gross proceeds	17,532	10,311	—	1,277	9,591	38,711
Selling commissions and dealer manager fees	1,004	284	—	—	—	1,288
Stockholder servicing fees	—	615	—	108	—	723
Total expenses	1,004	899	—	108	—	2,011
Net offering proceeds(1)	$16,528	$9,412	$—	$1,169	$9,591	$36,700

(1)	Excludes company-level offering costs of $4,130.

We primarily used the net offering proceeds from the IPO to originate commercial real estate loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

On March 24, 2020, our Board suspended our IPO, effective immediately, and the DRP, effective April 6, 2020. In determining to suspend the IPO and the DRP, our Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. After determining that there had been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook, our Advisor resumed calculation of the NAV beginning as of June 30, 2020, and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s registration statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

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

On March 24, 2020, our Board suspended our SRP. In determining to suspend the SRP, our Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and uncertain and rapidly changing economic conditions. As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved.

On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. The first settlement of permitted repurchase requests was on March 31, 2021, the last business day of the month.

On July 1, 2021, our SRP was reinstated for all stockholders. Repurchase requests must be submitted on or after July 1, 2021. The first settlement of permitted repurchase requests was on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, for the month of July, the Company repurchased an amount of shares equal to an aggregate purchase price of 1.7% of the aggregate NAV as of June 30, 2021. For the months of August and September 2021, the total amount of aggregate repurchases of shares is expected to be limited to no more than 1% of our aggregate NAV per month as of the last day of the previous calendar month and for the third quarter we expect to repurchase no more than 2.5% of our aggregate NAV measured as of June 30, 2021, but the actual amounts repurchased may be less or more than the expected amounts up to the maximum limits provided for in the SRP. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than the limits in the SRP in any month or quarter, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

During the three months ended June 30, 2021, we repurchased shares of our common stock in the following amounts, which represented share repurchase requests received as a result of the death or qualified disability of the holder:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2021	$2,778	$20.14	2,778	—
May 1 - May 31, 2021	—	$-	—	—
June 1 - June 30, 2021	—	$-	—	—
	2,778	$20.14	2,778	—
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
10.1

Agreement dated May 6, 2021, between InPoint JPM Loan LLC, a Delaware limited liability company, and InPoint Commercial Real Estate Income, Inc. and JPMorgan Chase Bank, National Association, a national banking association, extending the maturity date of the Master Repurchase Agreement and reaffirming the Guarantee of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 12, 2021 and incorporated by reference)

10.2

Second Amended and Restated Advisory Agreement, dated as of July 1, 2021, by and among InPoint Commercial Real Estate Income, Inc., InPoint REIT Operating Partnership, LP, and Inland InPoint Advisor, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.3**

Second Amended and Restated Sub-Advisory Agreement, dated as of July 1, 2021, between Inland InPoint Advisor, LLC and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.4

Expense Limitation Agreement made as of July 1, 2021 by and among InPoint Commercial Real Estate Income, Inc., Inland InPoint Advisor, LLC, and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed as part of this Quarterly Report on Form 10-Q
**

Portions of the exhibit that are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed have been omitted from the exhibit. Brackets [****] have been used in the exhibit to indicate where information has been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	August 13, 2021

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 13, 2021