Form 10-Q
period 2021-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2021-11-12
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-40833

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

(Exact name of registrant as specified in its charter)

Maryland	32-0506267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 826-8228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
6.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001	ICR PR A	New York Stock Exchange

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

As of November 11, 2021, the Registrant had the following shares of common stock outstanding: 9,683,024 shares of Class P common stock, 400,023 shares of Class T common stock, 385,930 shares of Class I common stock, 657,963 shares of Class A common stock, 46,973 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and cash equivalents	$134,837	$72,107
Commercial mortgage loans at cost	522,342	441,814
Real estate owned, net of depreciation	31,724	32,474
Finance lease right of use asset, net of amortization	5,472	5,525
Deferred debt finance costs	894	1,001
Accrued interest receivable	1,221	1,168
Prepaid expenses and other assets	1,946	902
Total assets	$698,436	$554,991
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements—commercial mortgage loans	343,180	290,699
Credit facility payable	14,350	—
Finance lease liability	17,023	16,790
Loan fees payable	51	401
Due to related parties	2,225	2,093
Accrued interest payable	320	292
Distributions payable	1,166	867
Accrued expenses	7,079	3,593
Total liabilities	385,394	314,735
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized, 3,500,000 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	—
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 9,764,410 and 10,151,787 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10	10
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 654,478 and 655,835 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 399,496 and 398,233 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 46,813 and 50,393 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 383,460 and 381,955 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital (net of offering costs of $29,146 and $24,964 at September 30, 2021 and December 31, 2020, respectively)	362,954	287,498
Accumulated deficit	(49,927)	(47,253)
Total stockholders’ equity	313,042	240,256
Total liabilities and stockholders’ equity	$698,436	$554,991

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income:
Interest income	$7,321	$7,667	$20,995	$26,782
Less: Interest expense	(2,401)	(1,983)	(6,526)	(8,628)
Net interest income	4,920	5,684	14,469	18,154
Revenue from real estate owned	2,716	365	5,328	365
Total income	7,636	6,049	19,797	18,519
Operating expenses:
Advisory fee	771	1,572	2,245	3,973
Debt finance costs	327	403	1,138	961
Directors compensation	19	25	53	73
Professional service fees	212	246	718	1,758
Real estate owned operating expenses	3,268	944	6,880	944
Depreciation and amortization	272	122	817	122
Other expenses	305	209	821	681
Net operating expenses	5,174	3,521	12,672	8,512
Other income (loss):
Reversal of (provision for) loan losses	—	54	—	(5,711)
Realized loss on sale of commercial loan	—	—	—	(375)
Unrealized gain (loss) in value of real estate securities	—	13,404	—	(5,499)
Realized loss on the sale of real estate securities	—	(9,930)	—	(29,218)
Total other income (loss)	—	3,528	—	(40,803)
Net income (loss)	2,462	6,056	7,125	(30,796)
Net income (loss) attributable to common stockholders	$2,462	$6,056	$7,125	$(30,796)
Net income (loss) attributable to common stockholders per share basic and diluted	$0.22	$0.52	$0.62	$(2.67)
Weighted average number of shares of common stock
Basic	11,433,665	11,630,987	11,570,868	11,537,483
Diluted	11,434,305	11,631,431	11,571,131	11,537,483

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended September 30, 2021	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2021	$—	$10	$1	$—	$—	$—	$—	$287,150	$(48,860)	$238,301
Proceeds from issuance of common stock	—	—	—	—	—	—	—	8	—	8
Proceeds from issuance of preferred stock	4	—	—	—	—	—	—	87,496	—	87,500
Offering costs	—	—	—	—	—	—	—	(3,736)	—	(3,736)
Net income	—	—	—	—	—	—	—	—	2,462	2,462
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,529)	(3,529)
Distribution reinvestment	—	—	—	—	—	—	—	161	—	161
Redemptions	—	—	—	—	—	—	—	(8,132)	—	(8,132)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance as of September 30, 2021	$4	$10	$1	$—	$—	$—	$—	$362,954	$(49,927)	$313,042

For the three months ended September 30, 2020	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2020	$10	$1	$—	$—	$—	$—	$287,703	$(50,184)	$237,530
Proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(235)	—	(235)
Net income	—	—	—	—	—	—	—	6,056	6,056
Common stock distributions declared	—	—	—	—	—	—	—	(2,539)	(2,539)
Distribution reinvestment	—	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	8	—	8
Balance as of September 30, 2020	$10	$1	$—	$—	$—	$—	$287,476	$(46,667)	$240,820

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the nine months ended September 30, 2021	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	$—	$10	$1	$—	$—	$—	$—	$287,498	$(47,253)	$240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	—	10	—	10
Proceeds from issuance of preferred stock	4	—	—	—	—	—	—	87,496	—	87,500
Offering costs	—	—	—	—	—	—	—	(4,182)	—	(4,182)
Net income	—	—	—	—	—	—	—	—	7,125	7,125
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,799)	(9,799)
Distribution reinvestment	—	—	—	—	—	—	—	421	—	421
Redemptions	—	—	—	—	—	—	—	(8,313)	—	(8,313)
Equity-based compensation	—	—	—	—	—	—	—	24	—	24
Balance as of September 30, 2021	$4	$10	$1	$—	$—	$—	$—	$362,954	$(49,927)	$313,042

For the nine months ended September 30, 2020	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	$10	$—	$—	$—	$—	$—	$265,963	$(9,807)	$256,166
Proceeds from issuance of common stock	—	1	—	—	—	—	24,261	—	24,262
Offering costs	—	—	—	—	—	—	(2,135)	—	(2,135)
Net loss	—	—	—	—	—	—	—	(30,796)	(30,796)
Common stock distributions declared	—	—	—	—	—	—	—	(6,064)	(6,064)
Distribution reinvestment	—	—	—	—	—	—	127	—	127
Redemptions	—	—	—	—	—	—	(763)	—	(763)
Equity-based compensation	—	—	—	—	—	—	23	—	23
Balance as of September 30, 2020	$10	$1	$—	$—	$—	$—	$287,476	$(46,667)	$240,820

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,125	$(30,796)
Adjustments to reconcile net income (loss) to cash provided by operations:
Net realized loss on real estate securities	—	29,218
Net unrealized loss on real estate securities	—	5,499
Provision for loan losses	—	5,711
Realized loss on sale of commercial mortgage loan	—	375
Depreciation and amortization expense	817	122
Reduction in the carrying amount of the right-of-use asset	53	6
Amortization of equity-based compensation	24	23
Amortization of debt finance costs to operating expense	1,138	961
Amortization of debt finance costs to interest expense	54	60
Amortization of bond discount	—	(307)
Amortization of origination fees	(582)	(1,228)
Amortization of deferred exit fees	6	62
Amortization of loan extension fees	(266)	—
Changes in assets and liabilities:
Accrued interest receivable	(53)	389
Accrued expenses	3,486	503
Loan fees payable	(350)	176
Accrued interest payable	261	(532)
Due to related parties	(168)	687
Prepaid expenses and other assets	(1,044)	(679)
Net cash provided by operating activities	10,501	10,250
Cash flows from investing activities:
Origination of commercial loans	(149,068)	(59,990)
Loan extension fees received on commercial loans	231	—
Principal repayments of commercial loans	69,500	85,080
Proceeds from sale of commercial loan	—	9,625
Acquisition of real estate owned and capital expenditures	(67)	(637)
Proceeds from real estate securities sold	—	96,453
Real estate securities principal paydown	—	2,178
Net cash (used in) provided by investing activities	(79,404)	132,709
Cash flows from financing activities:
Proceeds from issuance of common stock	10	24,261
Proceeds from issuance of preferred stock	87,500	—
Redemptions of common stock	(8,313)	(763)
Payment of offering costs	(4,231)	(1,714)
Proceeds from repurchase agreements	103,920	578,182
Principal repayments of repurchase agreements	(51,438)	(720,180)
Proceeds from credit facility	14,350	—
Debt finance costs	(1,086)	(786)
Distributions paid to common stockholders	(9,079)	(6,770)
Net cash provided by (used in) financing activities	131,633	(127,770)
Net change in cash, cash equivalents and restricted cash	62,730	15,189
Cash, cash equivalents and restricted cash at beginning of period	72,107	37,639
Cash, cash equivalents and restricted cash at end of period	$134,837	$52,828
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$349	$208
Interest paid	$6,498	$9,050
Receivables for real estate securities sold	$—	$12,066
Deferred interest capitalized on commercial loan	$—	$258
Accrued stockholder servicing fee due to related party	$(49)	$420
Distribution reinvestment	$421	$127

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

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

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors (the “Board”). The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to a second amended and restated advisory agreement dated July 1, 2021 among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”).

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, pursuant to a second amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated July 1, 2021. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties that the Advisor has not delegated to the Sub-Advisor, such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) monitoring the Company’s ongoing compliance with the REIT qualification requirements.

On October 25, 2016, the Company commenced a private offering (the “Private Offering”) of up to $500,000 of shares of Class P common stock (“Class P shares”). Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”), was the dealer manager for the Private Offering. The Company issued 10,258,094 Class P shares in the Private Offering, resulting in gross proceeds of $276,681 and terminated the Private Offering on June 28, 2019, in anticipation of selling shares in a registered public offering.

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

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor resumed calculating the NAV beginning as of June 30, 2020 following its determination that volatility in the market for the Company’s investments had declined and the U.S. economic outlook had improved. In August 2020, the Company resumed paying distributions monthly to stockholders of record for all classes of its common stock. On October 1, 2020, the SEC declared effective the Company’s post-effective amendment to the Registration Statement, thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

On March 1, 2021, the SRP was reinstated for the Company’s stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder, and on July 1, 2021, the SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow the Company to repurchase fewer shares than the maximum amount permitted under the SRP, the Company repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, the Company may repurchase fewer shares than these limits in any month, or none. Further, the Board may modify, suspend or terminate the SRP if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

On September 22, 2021, the Company completed an underwritten public offering of 3,500,000 shares of its 6.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a liquidation preference of $25.00 per share (the “Preferred Stock Offering”). The Series A Preferred Stock were issued and sold pursuant to an effective registration statement on Form S-11 (File No. 333-258802) filed with the SEC. The Company received net proceeds of approximately $84,046, after underwriter’s discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership (with economic terms that mirror those of the Series A Preferred Stock). For more information on the Preferred Stock Offering, see “Note 6 – Stockholders’ Equity” and “Note 15 – Subsequent Events – Partial Exercise of Over-allotment Option in Series A Preferred Stock Offering.”

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after September 30, 2021.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC on March 19, 2021, under the heading “Note 2 – Summary of Significant Accounting Policies.” The Company has added to its significant accounting policies for the nine months ended September 30, 2021 as a result of the draw on its credit facility.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of September 30, 2021 and December 31, 2020, the Company had repaid all outstanding repurchase agreements secured by real estate securities and, therefore, no restricted cash was held.

Accounting Pronouncements Recently Issued but Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changed how entities measure credit losses for financial assets carried at amortized cost. ASU 2016-13 eliminated the requirement that a credit loss must be probable before it can be recognized and instead required an entity to recognize the current estimate of all expected credit losses. ASU 2016-13 became effective for SEC filers for reporting periods beginning after December 15, 2019.

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

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of September 30, 2021 and December 31, 2020:

September 30, 2021

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	31	$504,764	$1,078	$505,842	5.0%	1.4
Credit loans	3	16,500	—	16,500	9.5%	4.1
Total and average	34	$521,264	$1,078	$522,342	5.2%	1.5

December 31, 2020

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	26	$425,196	$118	$425,314	5.3%	1.5
Credit loans	3	16,500	—	16,500	9.5%	4.9
Total and average	29	$441,696	$118	$441,814	5.5%	1.6

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

For the nine months ended September 30, 2021 and the year ended December 31, 2020, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance at Beginning of Year	$441,814	$504,702
Loan originations	149,068	69,135
Principal repayments	(69,500)	(99,727)
Amortization of loan origination, loan extension and deferred exit fees	1,191	1,818
Sale of commercial loan	—	(10,000)
Origination fees and extension fees received on commercial loans	(231)	—
Provision for loan losses	—	(4,726)
Deferred interest capitalized on commercial loan	—	386
Transfer on deed-in-lieu of foreclosure to real estate owned	—	(19,774)
Balance at End of Period	$522,342	$441,814

Allowance for Loan Losses

The following table presents the activity in the Company’s allowance for loan losses:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning of period	$—	$—
Provision for loan losses	—	(5,711)
Charge-offs	—	5,711
Ending allowance for loan losses	$—	$—

During the nine-month period ended September 30, 2021, the Company determined that no loan losses were probable and, therefore, did not record an allowance for loan losses. In accordance with the Company’s allowance for loan loss policy, during the nine-month period ended September 30, 2020, the Company recorded impairment charges of $5,711 on one first mortgage loan secured by a hotel property in Illinois. The impairment charges were based on the estimated fair value of the underlying collateral, and the loan was terminated during August 2020 in connection with the Company’s acquisition of the collateral via a deed-in-lieu of foreclosure. In addition, the Company previously recorded a provision for loan loss of $1,500 on a credit loan secured by a hotel property located in Florida. During the quarter ended September 30, 2020, the Company determined that the loan had improved and that a loss was no longer probable. As such, the $1,500 allowance for loan loss previously recorded was reversed against the provision for loan losses. For the three and nine months ended September 30, 2020, interest income for the impaired loans was $0 and $465, respectively. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

Credit Characteristics

As part of the Company’s process for monitoring the credit quality of its investments, it performs a quarterly asset review of the investment portfolio and assigns risk ratings to each of its loans and certain securities it may own, such as CMBS. Risk factors include payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location, as well as national and regional economic factors. To determine the likelihood of loss, the loans are rated on a 5-point scale as follows:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

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

As of September 30, 2021, 28 loans had a risk rating of 2, six had a risk rating of 3 and none had a risk rating of 4. As of December 31, 2020, 19 loans had a risk rating of 2, seven had a risk rating of 3 and three had a risk rating of 4. There were no loans with a risk rating of 1 or 5 as of September 30, 2021 or December 31, 2020.

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

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale as of September 30, 2020. These investments were reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The Company did not hold any real estate securities at September 30, 2021 or December 31, 2020.

During the nine months ended September 30, 2020, the Company held real estate securities that generated unrealized losses in value of $5,710, primarily attributed to the significant economic impact of the COVID-19 pandemic on the economy. During the three and nine months ended September 30, 2020, the Company sold real estate securities for $52,525 and $96,453, respectively, that resulted in realized losses of $9,930 and $29,218, respectively.

Note 5 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000, subject to a maximum advance amount of $250,000. The Company increased the advance amount in August 2018 to $175,000, and in January 2019 to $250,000. In March 2020, the Company temporarily increased the maximum advance amount to $300,000, but on June 30, 2020, the temporary increase expired and the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and the Company extended the maturity date in March 2020 to February 2021. During December 2020, the maturity date was further extended to December 2021. Advances under the CF Repo Facility for loans made before December 18, 2020 accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% with a 0.75% floor. Loans made on or after December 18, 2020 accrue interest at a per annum annual rate equal to LIBOR plus 2.25% to 2.75% with a 0.25% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2021 and December 31, 2020.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The maturity date of the JPM Repo Facility is May 6, 2022, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2021 and December 31, 2020.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank, an Arizona corporation (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of September 30, 2021.

The JPM Repo Facility, CF Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Facilities as of September 30, 2021 and December 31, 2020:

September 30, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$203,239	$199	$288,473	2.70%	79
JPM Repo Facility	150,000	139,970	100	195,791	1.99%	218
Repurchase agreements - commercial mortgage loans	400,000	343,209	299	484,264	2.41%	136
WA Credit Facility	75,000	14,350	21	20,500	4.00%	526
	$475,000	$357,559	$320	$504,764	2.48%	151

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250

(1)	Excludes $29 and $27 of unamortized debt issuance costs at September 30, 2021 and December 31, 2020, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

Note 6 – Stockholders’ Equity

Preferred Stock Offering

On September 22, 2021, the Company issued and sold 3,500,000 shares of the Series A Preferred Stock at a public offering price of $25.00 per share, pursuant to an effective registration statement on Form S-11 (Registration No. 333-258802) filed with the SEC. The Company received net proceeds of approximately $84,046, after underwriter’s discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership (with economic terms that mirror those of the Series A Preferred Stock). The Company also granted the underwriters a 30-day option to purchase an additional 525,000 shares to cover over-allotments. See “Note 15 – Subsequent Events – Partial Exercise of Over-allotment Option in Series A Preferred Stock Offering” for discussion of the partial exercise of this option.

Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears at a rate per annum equal to 6.75% per annum of the $25.00 liquidation preference (the “Initial Rate”). Subject to certain exceptions, upon a Change of Control that occurs on or prior to September 22, 2022 or upon a Downgrade Event (as such terms are defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”)) or where any shares of the Series A Preferred Stock remain outstanding after September 22, 2026, the Series A Preferred Stock will thereafter accrue cumulative cash dividends at a rate higher than the Initial Rate.

Subject to certain exceptions, beginning on September 22, 2022, upon the occurrence of a Change of Control, each holder of shares of Series A Preferred Stock will have the right to convert some or all of the Series A Preferred Stock held by such holder into a number of the Company’s shares of Class I common stock as provided for in the Articles Supplementary.

The Company may not redeem the Series A Preferred Stock prior to September 22, 2026, except in limited circumstances relating to maintaining the Company’s qualification as a REIT and in connection with a Change of Control. On and after September 22, 2026, the Company may, at its option, redeem the Series A Preferred Stock, in whole or from time-to-time in part, at a price of $25.00 per share of Series A Preferred Stock plus an amount equal to accrued and unpaid dividends (whether or not declared), if any. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or converted by the holder pursuant to its terms (as set forth in the Articles Supplementary).

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

Share activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Nine months ended September 30, 2021	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	—	10,151,787	655,835	398,233	—	50,393	381,955
Issuance of shares	3,500,000	—	—	—	—	—	480
Distribution reinvestment	—	—	8,016	4,125	—	1,263	7,404
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	(387,377)	(9,373)	(2,862)	—	(4,843)	(6,379)
Ending balance	3,500,000	9,764,410	654,478	399,496	—	46,813	383,460

	Common Stock
Nine months ended September 30, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,182,305	272,006	121,718	—	41,538	100,743
Issuance of shares	—	379,250	274,570	—	8,066	276,250
Distribution reinvestment	—	2,310	963	—	477	1,309
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(30,518)	—	—	—	—	—
Ending balance	10,151,787	653,566	397,251	—	50,081	378,302

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

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor resumed calculating the NAV beginning as of June 30, 2020 following its determination that volatility in the market for the Company’s investments had declined and the U.S. economic outlook had improved. In August 2020, the Company resumed paying distributions monthly to stockholders of record for all classes of shares. The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares since the Company resumed paying distributions.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
July 31, 2020	$0.8576	$0.0715
August 31, 2020	$0.8800	$0.0733
September 30, 2020	$0.9000	$0.0750
October 31, 2020	$0.9000	$0.0750
November 30, 2020	$0.9000	$0.0750
December 31, 2020	$0.9000	$0.0750
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The Series A Preferred Stock was issued on September 22, 2021 and no distributions were declared as of September 30, 2021.

The table below presents the aggregate and net distributions declared for each applicable class of common stock during the nine months ended September 30, 2021 and 2020. The table excludes distributions declared for any month for a class of shares of stock when there were no outstanding shares of that class on the record date corresponding to that distribution.

	Common Stock
Nine months ended September 30, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8543	$0.8543	$0.8543	$—	$0.8543	$0.8543
Stockholder servicing fee per share	N/A	N/A	0.1287	—	0.0379	N/A
Net distributions declared per share	$0.8543	$0.8543	$0.7256	$—	$0.8164	$0.8543

	Common Stock
Nine months ended September 30, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.5398	$0.4898	$0.4898	$—	$0.4898	$0.4898
Stockholder servicing fee per share	N/A	N/A	0.0809	—	0.0237	N/A
Net distributions declared per share	$0.5398	$0.4898	$0.4089	$—	$0.4661	$0.4898

As of September 30, 2021, and December 31, 2020, distributions declared but not yet paid amounted to $1,166 and $867, respectively.

Note 7 – Net Income (Loss) Per Share

Basic earnings per share (“EPS”) are computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero and 41 antidilutive restricted shares for the three and nine months ended September 30, 2021, respectively. There were zero and 285 antidilutive restricted shares for the three and nine months ended September 30, 2020, respectively. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

The following table is a summary of the basic and diluted net income (loss) per share computation for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$2,462	$6,056	$7,125	$(30,796)
Weighted average shares outstanding, basic	11,433,665	11,630,987	11,570,868	11,537,483
Dilutive effect of restricted stock	640	444	263	—
Weighted average shares outstanding, diluted	11,434,305	11,631,431	11,571,131	11,537,483
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.22	$0.52	$0.62	$(2.67)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of September 30, 2021, the Company had 26 of such loans with a total remaining future funding commitment of $67,563. As of December 31, 2020, the Company had 20 such loans with a total remaining future funding commitment of $50,940. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the nine months ended September 30, 2021 and 2020.

Note 10 – Transactions with Related Parties

As of September 30, 2021, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P shares were purchased (November 2021); and (iii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of September 30, 2021, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for this investment was $25.00, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 Class P shares pursuant to the SRP prior to the fifth anniversary of the date on which such Class P shares were purchased (November 2021); and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2021 and 2020 and the amount due to related parties at September 30, 2021 and December 31, 2020:

	Three months ended September 30,		Nine months ended September 30,		Payable as of September 30,	Payable as of December 31,
	2021	2020	2021	2020	2021	2020
Organization and offering expense reimbursement (1)	$22	$—	$22	$70	$22	$—
Selling commissions and dealer manager fee (2)	—	—	—	758	—	—
Advisory fee (3)	771	1,572	2,245	3,973	283	507
Loan fees (4)	270	137	2,469	1,230	1,254	912
Accrued stockholder servicing fee (5)	—	—	—	446	625	674
Operating expense reimbursement to advisor (6)	63	—	78	—	41	—
Total	$1,126	$1,709	$4,814	$6,477	$2,225	$2,093

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

(3)

The advisory fee is comprised of two separate components: (1) a fixed component payable monthly and (2) a performance component payable annually. Prior to July 1, 2021, the fixed component of the advisory fee was paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment could not exceed 1/12th of 2.5% of the Company’s NAV. Effective July 1, 2021, the fixed component of the advisory fee is paid in an amount equal to 1/12th of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. For the nine months ended September 30, 2021, the Advisor waived $1,475 of the fixed component of the advisory fees, which was 50% of the fixed component of the advisory fees prior to July 1, 2021.

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

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

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

(6)

Prior to July 1, 2021, the Company reimbursed the Advisor for expenses that it (or the Sub-Advisor acting on the Advisor’s behalf) incurs in connection with providing services to the Company, provided that the Company did not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments) and the Company only reimbursed the Advisor for fees payable to its affiliates if they are incurred for legal or marketing services rendered on the Company’s behalf. Effective July 1, 2021, the Company reimburses for all of the expenses attributable to the Company or its subsidiaries, including the Operating Partnership, and paid or incurred by the Advisor, the Sub-Advisor or their respective affiliates in providing services to the Company under the Advisory Agreement, including personnel and related employment costs.

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the three months ended September 30, 2021, the amounts of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that were subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the three and nine months ended September 30, 2021, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

Revolving Credit Liquidity Letter Agreements

Inland Real Estate Investment Corporation (“IREIC”), the Company’s sponsor, and Sound Point have agreed under separate letter agreements dated July 20, 2021, and July 15, 2021, respectively, to make revolving credit loans to the Company in an aggregate principal amount outstanding at any one time not to exceed $5,000 and $15,000, respectively (the “IREIC-Sound Point Commitments”) from time to time until the Termination Date (defined below) of the letter agreements. These letter agreements are identical to each other in all material respects other than the commitment amounts. Use of the IREIC-Sound Point Commitments is limited to satisfying requirements to maintain cash or cash equivalents under the Company’s repurchase and other borrowing arrangements. The “Termination Date” is the earliest of (i) the Maturity Date (defined below) (ii) the first date on which the Company’s balance sheet equity is equal to or greater than $500,000, (iii) the date IREIC or one of its affiliates is no longer the Company’s Advisor or Sound Point or one of its affiliates is no longer the Company’s Sub-Advisor and (iv) such earlier date on which the commitment will terminate as provided in the letter agreements, for example, because of an event of default. The “Maturity Date” is one year from the date of the agreement, and the Maturity Date will be automatically extended every year for an additional year, unless (a) the lender delivers notice of termination 60 days prior to an anniversary of the letter agreements or (b) an Event of Default (defined below) has occurred and is continuing. Each revolving loan will bear interest at 6.00% per annum. Interest is payable in arrears when principal is paid or repaid and on the Termination Date. Each of the following constitutes an “Event of Default” under the letter agreements: (y) the Company fails to perform or observe any covenant or condition to be performed or observed under the letter agreement (including the obligation to repay a loan in full on the Termination Date) and such failure is not remedied within three business days of its receipt of notice thereof; or (z) the Company becomes insolvent or the subject of any bankruptcy proceeding.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

Note 11 – Equity-Based Compensation

On December 1, 2020, the Company granted each of its three independent directors 464 restricted Class I shares for a total of 1,393 Class I shares with a grant date fair value of $21.54 per share and a total combined fair value of $30. The restricted Class I shares will vest in equal one-third increments on December 1, 2021, 2022 and 2023. On December 2, 2019, the Company granted each of its three independent directors 399 restricted Class I shares for a total of 1,197 Class I shares with a grant date fair value of $25.07 per share and a total combined fair value of $30. The restricted Class I shares vest in equal one-third increments on December 2, 2020, 2021 and 2022. On January 7, 2019, the Company granted 400 restricted Class P shares to each of its three independent directors for a total of 1,200 Class P shares with a grant date fair value of $25.00 per share and a total combined fair value of $30. These restricted Class P shares vest in equal one-third increments on January 7, 2020, 2021 and 2022. On March 1, 2018, the Company granted 400 restricted Class P shares to each of its three independent directors for a total of 1,200 Class P shares with a grant date fair value of $25.00 per share and a total combined fair value of $30. These restricted Class P shares vested in equal one-third increments on March 1, 2019, 2020 and 2021.

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $24, in the aggregate, for the three and nine months ended September 30, 2021. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $23, in the aggregate, for the three and nine months ended September 30, 2020. As of September 30, 2021, the Company had $36 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 0.9 years. The total fair value at the vesting date for restricted shares that vested during the nine months ended September 30, 2021 and 2020 was $16 and $17, respectively. There were no restricted shares that vested during the three months ended September 30, 2021 and 2020.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	3,391	$23.59
Granted	—	-
Vested	(800)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at September 30, 2021	2,591	$23.16

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$134,837	$134,837	$72,107	$72,107
Commercial mortgage loans, net	522,342	524,847	441,814	441,267
Total	$657,179	$659,684	$513,921	$513,374
Financial liabilities
Repurchase agreements - commercial mortgage loans	$343,180	$343,180	$290,699	$290,699
Credit facility payable	14,350	14,350	—	—
Total	$357,530	$357,530	$290,699	$290,699

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair value of cash and cash equivalents and restricted cash was based on the bank balance and was a Level 1 fair value measurement.
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

Note 13 – Real Estate Owned

The following table summarizes the Company’s real estate owned assets as of September 30, 2021:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,262	$(1,221)	$31,724

(1)	Refer to “Note 2 – Summary of Significant Accounting Policies” in the Annual Report for useful life of the above assets.
(2)	Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

In February 2021, the Company received a loan under the Paycheck Protection Program (“PPP”) related to the operations of the Company’s 362-room hotel located in Chicago, Illinois known as the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”). This five-year loan was for $1,093 with a fixed interest rate of 1.00% that does not compound. The PPP was created as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). To be eligible to receive a loan, companies must make a number of certifications related to its operations, employees and size of the business on an application. Companies may also subsequently apply for loan forgiveness under the program provided that it meets requirements limiting any reduction in workforce or in pay.

The Company intends to qualify and apply for loan forgiveness and as such is accounting for this PPP loan using a government grant accounting approach. The grant proceeds are initially recorded in accrued expenses on the consolidated balance sheet. Each month, those proceeds are applied as a reduction to payroll-related costs within real estate owned operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses. As of September 30, 2021, no balance remains recorded in accrued expenses for the PPP loan to be absorbed by payroll-related expenses.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

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

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the three and nine months ended September 30, 2021 and 2020, total finance lease cost recorded to real estate owned operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Amortization of right-of-use assets	$18	$6	$53	$6
Interest on lease liabilities	482	158	1,440	158
Total finance lease cost	$500	$164	$1,493	$164

The table below shows the Company’s finance lease right of use asset, net of amortization as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(77)	(24)
Finance lease right of use asset, net of amortization	$5,472	$5,525

Remaining lease payments for the ground lease as of September 30, 2021 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2021 (remaining)	$403
2022	1,611
2023	1,611
2024	1,745
2025	1,772
Thereafter	271,457
Total undiscounted lease payments	$278,599
Less: Amount representing interest	(261,576)
Present value of lease liability	$17,023

Note 15 – Subsequent Events

The Company has evaluated subsequent events through November 12, 2021, the date the financial statements were issued. The following are updates on the Company’s operations since September 30, 2021.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited, dollar amounts in thousands, except share data)

Common Stock Distributions

On October 28, 2021, the Company announced that the Board authorized distributions to stockholders of record as of October 31, 2021, payable on or about November 17, 2021 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0147	—	0.0043	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0895	$—	$0.0999	$0.1042

Partial Exercise of Over-allotment Option in Series A Preferred Stock Offering

On October 7, 2021, Raymond James & Associates, Inc., as representative of the underwriters, partially exercised their over-allotment option to purchase an additional 100,000 shares of the Series A Preferred Stock, which closed on October 15, 2021. The Company received net proceeds of  approximately $2,421, after underwriters’ discount and issuance costs, and contributed the net proceeds from the sale of the additional shares to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership (with economic terms that mirror those of the Series A Preferred Stock).

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as filed with the SEC on August 13, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 14, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC on March 19, 2021, and the factors described below:

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

•

We have paid past distributions from sources other than cash flows from operating activities, including from offering proceeds, which reduces the amount of cash we ultimately have to invest in assets, and some of our distributions have not been covered by net income; if we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may again be paid from these other sources, and if our net income does not cover our distributions, those distributions will dilute our stockholders’ equity;

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

The following discussion and analysis relate to the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

For a discussion of the history of the Company and its Private Offering, the IPO and the Preferred Stock Offering, please see “Note 1 – Organization and Business Operations” in the notes to our consolidated financial statements above.

Recent Developments

In September 2021, we completed the Preferred Stock Offering, generating net proceeds of approximately $84.0 million. We plan to use the proceeds to primarily originate first mortgage loans. We continue to see significant loan demand in our target markets and asset classes. As of September 30, 2021, we have executed borrower term sheets on approximately $136.4 million in first mortgage loans, the majority of which we expect to close during the fourth quarter 2021.

We continue to evaluate the economic impact from the COVID-19 pandemic and the economic recovery. Since September 30, 2021 and through the filing of this Quarterly Report on Form 10-Q, all of our borrowers have made their scheduled loan payments and we have not identified any loans that have had conditions that would change the risk rating we assigned to those loans as of September 30, 2021. For further discussion of our risk ratings assigned to loans, please see “Note 3 – Commercial Mortgage Loans Held for Investment” in the notes to our consolidated financial statements above. We will continue to actively monitor our borrowers to address the impacts of the COVID-19 pandemic on their respective businesses.

Loans and Warehouse Financing

As of September 30, 2021, our loan portfolio, which was comprised of 34 loans with a current principal balance of $521.3 million, was diversified across property types. Our loan portfolio was comprised of approximately 9.6% loans backed by retail and hospitality properties, the two sectors affected most quickly and negatively by the COVID-19 pandemic. The hospitality and retail sectors continue to be impacted by reduced travel, social distancing and other requirements and recommendations resulting from the pandemic and efforts to control it. We have closely monitored the loans in our portfolio and have communicated with borrowers to ascertain their ability to collect rent from tenants and, therefore, the potential to fulfill their loan obligations.

During the three and nine months ended September 30, 2021, we originated one and 10 loans, respectively. Our loan portfolio grew by $80.5 million during the nine months ended September 30, 2021.

We fund our first mortgage loan portfolio with our two master repurchase agreements and our credit facility. See “Note 5 – Repurchase Agreements and Credit Facilities” in the notes to our consolidated financial statements above. During the three and nine months ended September 30, 2021, our borrowings under our master repurchase agreement and credit facility financings (decreased) or increased by $(28.7) million and $66.8 million, respectively. The decrease during the three months ended September 30, 2021 was due to three loans that were repaid by the borrower.

Real Property

We own the Renaissance O’Hare, a 362-room hotel located in Chicago, Illinois. More specifically, we own a ground lease interest in the Renaissance O’Hare and currently pay annual rent of approximately $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2023. This ground lease runs through March 2098.

The Renaissance O’Hare has been, and continues to be, negatively impacted by the COVID-19 pandemic. We have estimated a $2.4 million expected operating loss before depreciation and amortization during 2021 for the Renaissance O’Hare related to the continuing COVID-19 pandemic, and recognized a net operating loss from the hotel of approximately $1.6 million in the nine months ended September 30, 2021. Though vaccination rates are continuing to improve and travel is increasing, there are numerous risks and uncertainties still surrounding the continuing effects of the pandemic, including whether and when a resumption of pre-pandemic levels of travel and in-person meetings and events might happen. Government and corporate restrictions on travel and in-person gatherings, reduced demand for these activities from businesses and individuals, and the uncertainties surrounding the duration and effects of the pandemic persist.

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

Period	Average Occupancy Per Night	Revenue Per Available Room	Average Daily Rate
Fourth Quarter 2020	16%	$14	$85
First Quarter 2021	28%	$23	$80
Second Quarter 2021	48%	$43	$89
Third Quarter 2021	57%	$65	$114

Although occupancy and the hotel’s performance improved during the quarter ended September 30, 2021, balancing the potential increase in the price of a future sale against the potential for continued operating losses in the face of the uncertainty surrounding the pandemic is difficult. Whether we achieve a sale price that is worth waiting for will likely depend in large part on how the aforementioned uncertainties surrounding the pandemic and the return of leisure and business travel and in-person large group events unfolds, which could result in a favorable sale price or future operating losses even beyond what we are expecting or a loss on sale, any of which could be material to our future results of operations. We will monitor the market for hotel sales while considering, among other things, the performance of the Renaissance O’Hare, relevant market factors and our expected total return weighing current potential disposition prices and redeployment of the sales proceeds into our core investment strategy against the potential disposition prices expected later upon the stabilization of the performance of the hotel.

Cash and Unencumbered Assets

As of September 30, 2021, we held cash of $134.8 million and $30.5 million of unencumbered assets that are free and clear of any lender claims.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies” above and in our Annual Report. The Company has added to its significant accounting policies under Note 2 above for the nine months ended September 30, 2021 as a result of the draw on its credit facility.

Portfolio

We began operations in October 2016 and our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of September 30, 2021 and December 31, 2020:

Floating vs. Fixed Rate Debt Investments:

September 30, 2021	December 31, 2020

All Investments by Type:

September 30, 2021	December 31, 2020

Loans by Property Type:

September 30, 2021	December 31, 2020

Loans by Region:

September 30, 2021	December 31, 2020

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of September 30, 2021 compared to December 31, 2020 were primarily due to loans being repaid and new loans originated during the nine months ended September 30, 2021, being secured in larger part (by principal balance) by multifamily and mixed use properties and less in office and more in the Southeast and New England and less in the Mid-Atlantic, West and Southwest. Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant from one period to another. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of September 30, 2021	As of December 31, 2020

Principal balance of first mortgage loans	$504,764	$425,196
Number of first mortgage loans	31	26
Principal balance of credit loans	$16,500	$16,500
Number of credit loans	3	3
Total balance of loans	$521,264	$441,696
Total number of loans	34	29
All-in yield (1)	5.2%	5.5%
Weighted average years to maximum maturity	3.2	3.4
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is due to increased leverage as we executed our business strategy and the redeployment of proceeds from the sale of real estate securities that were sold during the year ended December 31, 2020. We believe the change in the all-in yield was not significant.

The table below presents information for each of our commercial mortgage loans as of September 30, 2021:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	State	Property Type	LTV (4)	Risk Rating (5)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	4.7%	7/9/23	VA	Office	55%	3
3	3/22/18	First mortgage	12,059	L+3.75%	5.1%	4/9/23	CO	Retail	74%	2
4	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
5	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
6	12/20/18	First mortgage	16,150	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	3
7	1/25/19	First mortgage	11,659	L+3.45%	5.4%	2/9/24	IL	Multifamily	78%	2
8	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/24	TX	Multifamily	68%	2
9	5/31/19	First mortgage	13,112	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	3
10	6/18/19	First mortgage	47,746	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
11	6/18/19	First mortgage	6,631	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
12	8/15/19	First mortgage	7,787	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
13	9/27/19	First mortgage	15,531	L+3.10%	4.6%	10/9/24	CA	Office	75%	2
14	9/30/19	First mortgage	30,000	L+3.30%	5.0%	10/9/24	TX	Multifamily	77%	2
15	10/4/19	First mortgage	20,958	L+2.90%	4.6%	10/9/24	NC	Office	61%	3
16	10/30/19	First mortgage	13,840	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
17	11/22/19	First mortgage	33,306	L+3.00%	4.9%	12/9/24	AZ	Multifamily	80%	2
18	2/6/20	First mortgage	21,189	L+3.30%	4.9%	2/9/25	NJ	Office	69%	2
19	2/20/20	First mortgage	9,644	L+3.85%	5.4%	3/9/25	CA	Retail	57%	2
20	2/28/20	First mortgage	9,400	L+3.50%	5.0%	3/9/25	FL	Retail	78%	2
21	10/13/20	First mortgage	7,177	L+4.00%	4.9%	10/9/25	CA	Multifamily	70%	2
22	3/5/21	First mortgage	13,000	L+5.00%	5.5%	3/9/26	VA	Office	57%	2
23	3/12/21	First mortgage	19,743	L+4.00%	4.2%	3/9/26	MS	Industrial	64%	2
24	4/6/21	First mortgage	11,995	L+3.50%	3.7%	4/9/26	AL	Multifamily	69%	2
25	4/6/21	First mortgage	9,223	L+3.50%	3.7%	4/9/26	AL	Multifamily	78%	2
26	4/15/21	First mortgage	9,090	L+4.00%	4.2%	5/9/26	NJ	Industrial	69%	2
27	5/12/21	First mortgage	27,324	L+3.15%	3.3%	5/9/26	CT	Multifamily	77%	2
28	5/25/21	First mortgage	11,200	L+3.20%	3.4%	6/9/26	TN	Multifamily	80%	2
29	5/26/21	First mortgage	14,949	L+3.10%	3.3%	6/9/26	NV	Multifamily	80%	2
30	6/8/21	First mortgage	20,500	L+8.00%	8.2%	12/9/23	TX	Mixed Use	45%	2
31	7/1/21	First mortgage	6,430	L+4.50%	5.0%	7/9/26	OH	Mixed Use	79%	2
32	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	3
33 (6)	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	FL	Hospitality	68%	2
34	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$521,264		5.2%				70%

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

The term “L” refers to one-month LIBOR. As of September 30, 2021, one-month LIBOR was equal to .08%. Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of September 30, 2021. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor. The weighted average LIBOR floor for these loans is 1.35%.

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

(6)	This loan was repaid on October 27, 2021.

We entered into two master repurchase agreements and a credit facility to fund our investment portfolio. As of September 30, 2021 and December 31, 2020, we had total borrowings of $357,530 (which is net of $29 of unamortized debt issuance costs) and $290,699 (which is net of $27 of unamortized debt issuance costs), respectively. During the nine months ended September 30, 2021 and the year ended December 31, 2020, we had weighted average borrowings of $335,418 and $378,136 and weighted average borrowing costs of 2.6% and 2.7%, respectively. The decrease in borrowings was due to loans paid off that were financed under the master repurchase agreements. The decrease in the weighted average borrowing costs was primarily due to the change in LIBOR during the period.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three Months Ended September 30,
	2021			2020
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$—	$—		$69,295	$668	3.8%
Commercial mortgage loans	531,631	7,321	5.4%	479,314	6,999	5.7%
Total/Weighted Average	$531,631	$7,321	5.4%	$548,609	$7,667	5.5%
Interest-bearing liabilities:
Repurchase agreements—securities	$—	$—		$21,491	$220	4.0%
Repurchase agreements—commercial mortgage loans	351,947	2,257	2.5%	319,149	1,763	2.2%
Credit facility - loans	14,350	144	3.9%	—	—	0.0%
Total/Weighted Average	$366,297	$2,401	2.6%	$340,640	$1,983	2.3%
Net interest income/spread		$4,920	2.8%		$5,684	3.2%
Average leverage % (5)	221.5%			163.8%
Weighted average levered yield (6)			11.6%			10.7%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)

Interest income excludes amounts related to bank deposits and Treasury bills not included in the investment portfolio. There were no amounts to exclude in the three months ended September 30, 2021 and 2020.

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

The decrease in our weighted average interest-earning assets and interest-bearing liabilities was due to the sale of CMBS during 2020, offset partially by loan originations during 2021. The change in the weighted average levered yield was due to the change in the portfolio composition and the changes in interest rates tied to LIBOR.

Revenue from Real Estate Owned

During the three months ended September 30, 2021 and 2020, our hotel property generated $2,716 and $365, respectively, in revenue. The increase in hotel revenue was primarily due to the 2020 period only including a partial period as the hotel was acquired during Q3 2020. In addition, the economic effects of the pandemic reduced occupancy more significantly during the third quarter of 2020.

Net Operating Expenses

Net operating expenses for the three months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,
	2021	2020
Advisory fee	$771	$1,572
Debt finance costs	327	403
Directors compensation	19	25
Professional service fees	212	246
Real estate owned operating expenses	3,268	944
Depreciation and amortization	272	122
Other expenses	305	209
Net operating expenses	$5,174	$3,521

Net operating expenses for the three months ended September 30, 2021 and 2020 were $5,174 and $3,521, respectively. The increase in real estate owned operating expenses was primarily due to the hotel being acquired in August 2020 and, as such, not representing a full period of expenses. In addition, the hotel operations and expenses were limited in the 2020 period due to the economic impact of the pandemic. The decrease in the advisory fee was primarily driven by the Advisor agreeing to change the fixed component of its advisory fee effective July 1, 2021, pursuant to the Advisory Agreement, which lowered the monthly fixed component of the advisory fee to an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month from 1/12th of 1.25% per annum of the gross value of the Company’s assets subject to a limit of 1/12th of 2.5% of the Company’s NAV.

Other Income (Loss)

For the three months ended September 30, 2021 and 2020, other income (loss) was $0 and $3,528, respectively. For the three-months ended September 30, 2020, we had a net realized gain in value of real estate securities of $13,404, which was offset by a realized loss on the sale of real estate securities of ($9,930) and a small reversal of the provision for loan losses for $54.

Net Income

For the three months ended September 30, 2021 and 2020, our net income was $2,462 and $6,056, or $0.22 and $0.52 per share (basic and diluted), respectively. The decrease in net income was primarily due to a $13,404 of unrealized gains in the value of real estate securities offset partially by realized losses on the sale of real estate securities for ($9,930) during the three months ended September 30, 2020 that did not recur in 2021.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Nine Months Ended September 30,
	2021			2020
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$—	$—		$109,136	$3,871	4.7%
Commercial mortgage loans	499,822	20,995	5.5%	514,782	22,769	5.8%
Total/Weighted Average	$499,822	$20,995	5.5%	$623,918	$26,640	5.6%
Interest-bearing liabilities:
Repurchase agreements—securities	$—	$—		$63,066	$1,578	3.3%
Repurchase agreements—commercial mortgage loans	329,846	6,362	2.5%	341,387	7,050	2.7%
Credit facility - loans	5,572	164	3.9%	—	—	0.0%
Total/Weighted Average	$335,418	$6,526	2.6%	$404,453	$8,628	2.8%
Net interest income/spread		$14,469	3.0%		$18,012	2.8%
Average leverage % (5)	204.0%			184.3%
Weighted average levered yield (6)			11.6%			10.8%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $0 and $142 for the nine months ended September 30, 2021 and 2020, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as annualized interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The decrease in our weighted average interest-earning assets and interest-bearing liabilities was due to the sale of CMBS during 2020, as well as loan payoffs. The change in the weighted average levered yield was due to the change in the portfolio composition and the changes in interest rates tied to LIBOR.

Revenue from Real Estate Owned

During the nine months ended September 30, 2021 and 2020, our hotel property generated $5,328 and $365, respectively, in revenue.

Net Operating Expenses

Net operating expenses for the nine months ended September 30, 2021 and 2020 consisted of the following:

	Nine Months Ended September 30,
	2021	2020
Advisory fee	$2,245	$3,973
Debt finance costs	1,138	961
Directors compensation	53	73
Professional service fees	718	1,758
Real estate owned operating expenses	6,880	944
Depreciation and amortization	817	122
Other expenses	821	681
Net operating expenses	$12,672	$8,512

Net operating expenses for the nine months ended September 30, 2021 and 2020 were $12,672 and $8,512, respectively. The increase in real estate owned operating expenses was primarily due to the hotel being acquired during August 2020 and, as such, the 2020 period not representing a full period of expenses. In addition, the hotel operations and expenses were limited in the 2020 period due to the economic impact of the pandemic. The debt finance costs primarily increased due to an increase in amortization from the extension fees related to the CF Repo Facility and the addition of the WA Credit Facility. Professional service fees decreased primarily due to the write-off of deferred costs for a collateralized loan obligation in the nine months ended September 30, 2020. The decrease in the advisory fee was primarily driven by the Advisor waving 50% of its advisory fee for the first six months of 2021 and the execution of the amended Advisory Agreement, which lowered the fixed component of the advisory fee to an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month beginning July 1, 2021.

Other Income (Loss)

For the nine months ended September 30, 2021 and 2020, other income (loss) was $0 and $(40,803), respectively. During the nine months ended September 30, 2020, the fair value of the real estate securities held decreased due to the economic impact of the COVID-19 pandemic. These losses did not recur during 2021, as all the real estate securities were sold during the year ended December 31, 2020. There was also a provision for loan losses of $(5,711) recorded during the nine months ended September 30, 2020 primarily related to loan secured by an interest in the Renaissance O’Hare.

Net Income (Loss)

For the nine months ended September 30, 2021 and 2020, our net income (loss) was $7,125 and $(30,796), or $0.62 and $(2.67) per share (basic and diluted), respectively. The increase in net income was primarily due to losses on real estate securities during the nine months ended September 30, 2020 that did not recur in 2021 as all the real estate securities were sold during the year ended December 31, 2020.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We use Funds from Operations (“FFO”), a widely accepted metric, to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”) has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income (loss) attributable to common stockholders computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate and to exclude the earnings impacts of cumulative effects of accounting changes. We have adopted the NAREIT definition for computing FFO.

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

Our FFO and MFFO are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
GAAP net income (loss) attributable to common stockholders	$2,462	$6,056	$7,125	$(30,796)
Depreciation and amortization	272	122	817	122
Funds from operations attributable to common stockholders	$2,734	$6,178	$7,942	$(30,674)

Amortization of discount on real estate securities	—	2	—	(307)
Amortization of debt financing costs	327	403	1,138	961
Non-cash adjustment for ground lease	98	30	286	30
Provision for loan losses	—	(54)	—	5,711
Realized loss on sale of commercial loan	—	—	—	375
Unrealized (gain) loss on real estate securities	—	(13,404)	—	5,499
Realized loss on sale of real estate securities	—	9,930	—	29,218
Modified funds from operations attributable to common stockholders	$3,159	$3,085	$9,366	$10,813

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

On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder, and on July 1, 2021, our SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, we repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

The following table provides a breakdown of the major components of our net asset value attributable to common stock:

Components of NAV	As of September 30, 2021
Commercial mortgage loans	$524,847
Real estate owned, net	14,000
Cash and cash equivalents and restricted cash	134,837
Other assets	6,722
Repurchase agreements - commercial mortgage loans	(343,180)
Credit facility payable	(14,350)
Reserve for negative impact of COVID on real estate owned (1)	(984)
Due to related parties	(2,225)
Distributions payable	(1,166)
Accrued interest payable	(320)
Accrued stockholder servicing fees (2)	(98)
Other liabilities	(6,413)
Preferred stock	(84,251)
Net asset value attributable to common stock	$227,419
Number of outstanding shares	11,249

(1)

As of December 31, 2020, we established as a component of the NAV calculation a reserve for the estimated negative impact of the COVID-19 pandemic during 2021 on real estate owned. The reduction in this reserve as of September 30, 2021 from December 31, 2020 resulted from the net loss on real estate owned set forth below. Because we had already established a reserve for losses, the loss on real estate owned for the nine months ended September 30, 2021 has no negative effect on the NAV. Below is a reconciliation of the reserve ($ in thousands):

Beginning reserve balance as of December 31, 2020	$(2,250)
Less: Net loss on real estate owned for the nine months ended September 30, 2021:
Revenue from real estate owned	5,328
Real estate owned operating expense	(6,880)
Non-cash adjustment for ground lease	286
Net loss from real estate owned	(1,266)
Reserve balance as of September 30, 2021	$(984)

(2)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of September 30, 2021, we have accrued under GAAP $723 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of September 30, 2021, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of September 30, 2021:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$197,345	$13,258	$8,092	$—	$948	$7,768	$227,419
Number of outstanding shares	9,764	654	399	—	47	383	11,249
NAV per share as of September 30, 2021	$20.2106	$20.2568	$20.2557	$—	$20.2520	$20.2575	$20.2168

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of September 30, 2021
Stockholders' equity per GAAP	$313,042
Adjustments:
Unamortized stockholder servicing fee	620
Unamortized offering costs	2,661
Real estate owned non-cash adjustments	1,494
Fair value real estate owned adjustment	(8,652)
Fair value loan adjustment	2,505
Net asset value	$311,670
Preferred Stock Adjustments:
Preferred stock liquidation value	(87,500)
Unamortized preferred stock offering costs	3,396
Accrued preferred stock dividend	(147)
Net asset value attributable to common stock	$227,419

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from our IPO and Preferred Stock Offering, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

Cash Flow Analysis

	Nine months Ended September 30,
	2021	2020
Net cash provided by operating activities	$10,501	$10,250
Net cash (used in) provided by investing activities	(79,404)	132,709
Net cash provided by (used in) financing activities	131,633	(127,770)
Net increase in cash and cash equivalents	$62,730	$15,189

We experienced a net increase in cash and cash equivalents of $62,730 for the nine months ended September 30, 2021 compared to a net increase of $15,189 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we funded $149,068 in mortgage loans and we received $69,500 in principal payments from our loans, $84,046 in net proceeds from our Preferred Stock Offering and $66,832 in net advances on our borrowing facilities.

Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, we, through our wholly owned subsidiary, entered into the CF Repo Facility with Column Financial, Inc. as administrative agent for certain of its affiliates. The CF Repo Facility had an initial advance amount of $100,000 subject to a maximum advance amount of $250,000. We increased the advance amount in August 2018 to $175,000, and in January 2019 to $250,000. In March 2020, we temporarily increased the maximum advance amount to $300,000, but on June 30, 2020, the temporary increase expired and the maximum advance amount reverted to $250,000. The initial term of the CF Repo Facility was 12 months and we extended the maturity date in March 2020 to February 2021. During December 2020, the maturity date was further extended to December 2021. Advances under the CF Repo Facility for loans made before December 18, 2020 accrue interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% with a 0.75% floor. Loans made on or after December 18, 2020 accrue interest at a per annum annual rate equal to LIBOR plus 2.25% to 2.75% with a 0.25% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of September 30, 2021 and December 31, 2020.

On May 6, 2019, we, through our wholly owned subsidiary, entered into the JPM Repo Facility with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is May 6, 2022, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of September 30, 2021 and December 31, 2020.

On March 10, 2021, we, through our wholly owned subsidiary, entered into the WA Credit Facility with Western Alliance Bank. The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of September 30, 2021.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of September 30, 2021 and December 31, 2020:

September 30, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$203,239	$199	$288,473	2.70%	79
JPM Repo Facility	150,000	139,970	100	195,791	1.99%	218
Repurchase agreements - commercial mortgage loans	400,000	343,209	299	484,264	2.41%	136
WA Credit Facility	75,000	14,350	21	20,500	4.00%	526
	$475,000	$357,559	$320	$504,764	2.48%	151

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250

(1)	Excludes $29 and $27 of unamortized debt issuance costs at September 30, 2021 and December 31, 2020, respectively.

Distributions

Common Stock

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

On July 14, 2020, in anticipation of the potential future reinstatement of the DRP, our Board approved an amended and restated DRP, which became effective on August 7, 2020. As amended, stockholders who hold Class P shares may now elect to participate in the DRP, and cash distributions with respect to Class P shares will be applied to the purchase of Class I shares. The DRP resumed on October 1, 2020 when the SEC declared effective our post-effective amendment to our registration statement on Form S-11.

In August 2020, we resumed paying distributions monthly to stockholders of record for all classes of shares. The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since we resumed paying distributions.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
July 31, 2020	$0.8576	$0.0715
August 31, 2020	$0.8800	$0.0733
September 30, 2020	$0.9000	$0.0750
October 31, 2020	$0.9000	$0.0750
November 30, 2020	$0.9000	$0.0750
December 31, 2020	$0.9000	$0.0750
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042

The gross distribution was reduced for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at the net distribution amount for those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements above. During the nine months ended September 30, 2021 and 2020, we did not have shares outstanding of Class S common stock.

	Nine Months Ended September 30,
	2021	2020
Distributions (1)
Paid in cash	$9,079	$6,770
Reinvested in shares	421	127
Total distributions	$9,500	$6,897
Cash flows from operating activities	$10,501	$10,250

(1)	100% of our distributions were paid from cash flows from operating activities.

Preferred Stock

On September 22, 2021, we completed the issuance of $87,500 of Series A Preferred Stock in our Preferred Stock Offering. As of September 30, 2021, our Board had not declared any distributions on our Series A Preferred Stock.

Contractual Obligations and Commitments

Our contractual obligations, excluding expected interest payments, as of September 30, 2021 and December 31, 2020 are summarized as follows:

As of September 30, 2021	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements - commercial mortgage loans (1)	343,209	—	—	—	343,209
Credit facility payable	—	14,350	—	—	14,350
Rental payments under ground lease (2)	1,611	3,315	3,543	270,130	278,599
Total	$344,820	$17,665	$3,543	$270,130	$636,158

As of December 31, 2020
Borrowings under repurchase agreements - commercial mortgage loans (1)	290,726	—	—	—	290,726
Rental payments under ground lease (2)	1,611	3,222	3,515	271,459	279,807
Total	$292,337	$3,222	$3,515	$271,459	$570,533

(1)	Excludes $29 and $27 of unamortized debt issuance costs at September 30, 2021 and December 31, 2020, respectively.
(2)	The ground lease was assumed as part of a deed-in-lieu of foreclosure transaction on the Renaissance O’Hare during the year ended December 31, 2020.

We have made a commitment to advance additional funds under certain of our CRE loans if the borrower meets certain conditions. As of September 30, 2021, we had 26 of such loans with a total remaining future funding commitment of $67,563. As of December 31, 2020, we had 20 of such loans with a total remaining future funding commitment of $50,940. The future funding commitments are advanced if the borrower has met certain loan specific requirements.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to “Note 15 – Subsequent Events,” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three months ended September 30, 2021 and 2020, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both September 30, 2021 and December 31, 2020, 97% and 96% of our investment portfolio was comprised of variable rate investments based on LIBOR for various terms, respectively. Borrowings under our master repurchase agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2021	December 31, 2020
(-) 50 Basis Points	0.60%	1.13%
(-) 25 Basis Points	0.60%	1.13%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(1.39)%	(1.96)%
(+) 50 Basis Points	(2.35)%	(3.92)%

For this analysis, LIBOR was assumed to not fall below zero.

LIBOR Transition

It appears highly likely that LIBOR will be discontinued after December 31, 2021 or June 30, 2023, depending on the tenor. For example, on March 5, 2021, the ICE Benchmark Administration (“IBA”) confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. On September 29, 2021, the Financial Conduct Authority announced that under its new powers, it will compel IBA to publish one, three and six month LIBOR under a synthetic methodology, which will no longer be representative of the underlying market or economic reality the setting is intended to measure, for the duration of 2022. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past. As of September 30, 2021, we believe all of our commercial mortgage loan agreements and our Facilities include language that allows a change to an alternative reference rate to replace LIBOR, although we and our lenders have not yet concluded on which alternative will be used.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

The amount and source of distributions we may pay to our stockholders is uncertain, and we may be unable to generate sufficient earnings and cash flows from our operations to pay distributions to our stockholders.

We have not established a minimum distribution payment level, and our ability to pay distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this prospectus. Because we have a limited operating history and have not identified all of the assets we may acquire with the proceeds of our offerings, we may not generate sufficient income to cover distributions to our stockholders. Our Board will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to pay distributions to our stockholders are:

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

•

the payment of increased dividend rates on the Series A Preferred Stock upon certain events, such as a Change of Control or Downgrade Event or where any shares of our Series A Preferred Stock remain outstanding after September 22, 2026; and

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

Further, subject to certain exceptions, in connection with a Change of Control or Downgrade Event and where any shares of our Series A Preferred Stock remain outstanding after September 22, 2026, we will thereafter accrue cumulative cash dividends at a rate higher than the Initial Rate. We cannot assure you of our ability to pay these increased dividend rates upon such events, and, even where we are able to do so, the increased dividend payments may have a material adverse effect on our financial condition, liquidity and results of operations, including our ability to maintain our current distribution payment level to common stockholders, and our ability to pay distributions to our stockholders, if any.

Our ability to pay distributions is limited by the requirements of Maryland law.

Our ability to pay distributions on our common stock and dividends on the Series A Preferred Stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock or Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus, unless our charter permits otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock, including the Series A Preferred Stock, in the case of a distribution on our common stock, or with preferences senior to those of our Series A Preferred Stock, in the case of a distribution on the Series A Preferred Stock.

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.

Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, in addition to the Series A Preferred Stock, our Board could authorize the issuance of additional preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our Board may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in our offerings. Additionally, our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We have not sold any securities that were not registered under the Securities Act during the period covered by this report.

Use of Proceeds (dollar amounts in thousands, except share data)

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465) for our common stock IPO of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation serves as our dealer manager for the common stock IPO.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of September 30, 2021, we received net offering proceeds of $36.9 million from the common stock IPO. The following table summarizes certain information about the common stock IPO proceeds:

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	663,851	402,358	—	51,656	387,249	1,505,114
Gross proceeds from primary offering	$17,308	$10,206	$—	$1,237	$9,428	$38,179
Reinvestments of distributions	284	137	—	50	231	702
Total gross proceeds	17,592	10,343	—	1,287	9,659	38,881
Selling commissions and dealer manager fees	1,004	284	—	—	—	1,288
Stockholder servicing fees	—	615	—	108	—	723
Total expenses	1,004	899	—	108	—	2,011
Net offering proceeds (1)	$16,588	$9,444	$—	$1,179	$9,659	$36,870

(1)	Excludes company-level offering costs of $4,413.

We primarily used the net offering proceeds from the IPO to originate commercial real estate loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

On March 24, 2020, our Board suspended our IPO, effective immediately, and the DRP, effective April 6, 2020. In determining to suspend the IPO and the DRP, our Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. After determining that volatility in the market for the Company’s investments had declined and the U.S. economic outlook had improved, our Advisor resumed calculation of the NAV beginning as of June 30, 2020, and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s registration statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

On September 15, 2021, our Registration Statement on Form S-11 (File No. 333-258802) for our Preferred Stock Offering of up to 3,500,000 shares of Series A Preferred Stock was declared effective under the Securities Act. Raymond James & Associates acted as representative of the underwriters. On September 22, 2021, the Company issued and sold 3,500,000 shares of its Series A Preferred Stock at a public offering price of $25.00 per share. The Series A Preferred Stock is listed on the New York Stock Exchange with the ticker symbol ICR PR A.

As of September 30, 2021, we received net offering proceeds of approximately $84.0 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering:

Series A Shares
Primary shares sold	3,500,000
Gross proceeds from primary offering	$87,500
Underwriting discounts and commissions	2,756
Other expenses	698
Total expenses	3,454
Net offering proceeds	$84,046

We contributed the net proceeds from the Preferred Stock Offering to our Operating Partnership, which in turn intends to use the net proceeds to originate first mortgage loans and acquire other targeted assets in a manner consistent with its investment strategies and investment guidelines and for general corporate purposes.

Repurchases of Common Stock

We have adopted the SRP, whereby on a monthly basis, common stockholders may request that we repurchase all or any portion of their shares. The total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter. Common stockholders may not request that we repurchase their shares for at least one year, provided we can waive the holding period in the event of death.

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

On March 1, 2021, our SRP was reinstated for our common stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder, and on July 1, 2021, our SRP was reinstated for all common stockholders. The first settlement of permitted repurchase requests was on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, we repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than the limits in the SRP in any month or quarter, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

During the three months ended September 30, 2021, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2021	185,580	$20.20	185,580	—
August 1 - August 31, 2021	111,231	$20.28	111,231	—
September 1 - September 30, 2021	105,037	$20.27	105,037	—
	401,848	$20.24	401,848	—
________________
(1) Repurchases are limited as described above.

Repurchases of Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a change in control and we do not redeem the shares within 120 days of the change in control event. For the three months ended September 30, 2021, there were no repurchases of our Series A Preferred Stock or conversions of our Series A Preferred Stock to common stock.

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
3.5

Articles Supplementary of InPoint Commercial Real Estate Income, Inc. designating the Series A Preferred Stock (filed as Exhibit 3.5 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)

3.6	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed March 19, 2021 and incorporated by reference)
4.2	Form of certificate representing the Series A Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)
10.1

Second Amended and Restated Advisory Agreement, dated as of July 1, 2021, by and among InPoint Commercial Real Estate Income, Inc., InPoint REIT Operating Partnership, LP, and Inland InPoint Advisor, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.2**

Second Amended and Restated Sub-Advisory Agreement, dated as of July 1, 2021, between Inland InPoint Advisor, LLC and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.3

Expense Limitation Agreement made as of July 1, 2021 by and among InPoint Commercial Real Estate Income, Inc., Inland InPoint Advisor, LLC, and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.4

Underwriting Agreement, dated September 15, 2021, by and between the Company, the Operating Partnership, the Advisor and Raymond James & Associates, Inc. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2021 and incorporated by reference)

10.5

Amendment No. 2 to Limited Partnership Agreement of InPoint REIT Operating Partnership, LP, dated September 22, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 22, 2021 and incorporated by reference)

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	November 12, 2021

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 12, 2021