Form 10-K
period 2021-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2022-03-11
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

There is no established market for the registrant’s shares of common stock. As of March 10, 2022, the Registrant had 10,795,091 shares of common stock outstanding, consisting of: 9,294,665 shares of Class P common stock, 674,228 shares of Class A common stock, 398,296 shares of Class T common stock, 47,189 shares of Class D common stock, 380,713 shares of Class I common stock and no shares of Class S common stock.

Auditor Name: KPMG LLPAuditor Location: Chicago, ILAuditor Firm ID: 185

Summary of Risk Factors

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 outbreak) that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K. Defined terms used in this summary have the meanings provided elsewhere in this Annual Report on Form 10-K.

Risks Related to an Investment in Our Company

•

There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our share repurchase plan (“SRP”). We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to limits. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. If stockholders do sell their shares to us, they may receive less than the price they paid.

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

•	Purchases in our public offering and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock as of the date of purchase or repurchase.
•	Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
•

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of investments in us will fluctuate with the performance of the specific assets we acquire.

•	Net asset value (“NAV”) calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
•

Because we are dependent upon Inland InPoint Advisor, LLC (the “Advisor”), SPCRE InPoint Advisors, LLC (the “Sub-Advisor”) and their affiliates to conduct our operations and we are also dependent upon Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”) and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

Risks Related to Our Investments

•	The continuing spread of COVID-19 has had a significant adverse effect on certain of our investments and may adversely affect our investments and operations in the future.
•

The commercial real estate (“CRE”) debt we originate and invest in and mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

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
•

We may invest in CRE securities, including commercial mortgage-backed securities (“CMBS”), CRE, collateralized loan obligations (“CLOs”) and other subordinate securities, which entail certain heightened risks that resulted in losses following the onset of the COVID-19 pandemic.

•

The terms of our CRE debt investments are based on our projections of market demand, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.

•

The expected discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect interest income and expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

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

•

We use short-term borrowings to finance our investments and may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This exposes us to increased risks associated with decreases in the fair value of the underlying collateral, which have had an adverse impact on our financial condition and results of operations in the past and may result in such adverse impacts again.

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

PART I

Item 1. Business.

General Development of the Business

InPoint Commercial Real Estate Income, Inc. (the “Company”, “we,” “our” or “us”) holds a diversified portfolio of CRE investments primarily comprised of (i) CRE debt, including floating rate first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating rate CRE securities, such as CMBS, and senior unsecured debt of publicly traded real estate investment trusts (“REITs”). We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the limited partner interests in the Operating Partnership. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We are not a mutual fund and do not intend to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We are externally managed by the Advisor, a wholly owned indirect subsidiary of IREIC, a member of The Inland Real Estate Group of Companies, Inc. (“Inland”). The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing our CRE investment portfolio, subject to the supervision of our board of directors (the “Board”). The Advisor performs its duties and responsibilities as our fiduciary pursuant to an amended and restated advisory agreement dated July 1, 2021 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”).

The Advisor has delegated certain of its duties to the Sub-Advisor, a wholly owned subsidiary of Sound Point CRE Management, LP (“Sound Point CRE”), pursuant to an amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated July 1, 2021. Sound Point CRE is a subsidiary of Sound Point Capital Management, LP (“Sound Point”). Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate our investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of our assets and calculation of our NAV; (ii) management of our day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of our annual stockholder meetings; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

On October 25, 2016, we commenced a private offering (the “Private Offering”) of up to $500.0 million in shares of Class P common stock (“Class P Shares”). The Dealer Manager, an affiliate of the Advisor, was the dealer manager for the Private Offering. On June 28, 2019, we terminated the Private Offering. We continued to accept Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019. We issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276.7 million.

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

On March 24, 2020, the Board suspended (i) the sale of shares in the IPO, (ii) the operation of the SRP, (iii) the payment of distributions to our stockholders, and (iv) the operation of the distribution reinvestment plan (the “DRP”), effective as of April 6, 2020. In determining to take these actions, the Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate the NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions.

As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved. In August 2020, we resumed paying distributions monthly to stockholders of record for all classes of our common stock. On October 1, 2020, the SEC declared effective our post-effective amendment to the Registration Statement, thereby permitting us to resume offers and sales of shares of common stock in the IPO, including through the DRP.

On March 1, 2021, the SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder, and on July 1, 2021, the SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, we repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, the Board may modify, suspend or terminate the SRP if it deems such action to be in our best interest and the best interest of our stockholders.

As of March 10, 2022, we had received and accepted investors’ subscriptions for and issued 687,516 Class A shares, 419,911 Class T shares, 52,465 Class D shares and 395,248 Class I shares in the IPO, resulting in gross proceeds of $39.9 million, including proceeds from the DRP. As of March 10, 2022, $2.31 billion of common stock remained available to be sold in the IPO.

On September 22, 2021, we completed an underwritten public offering of 3,500,000 shares of our 6.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a liquidation preference of $25.00 per share (the “Preferred Stock Offering”). In addition, on October 15, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock was issued and sold pursuant to an effective registration statement on Form S-11 (File No. 333-258802) filed with the SEC. We received net proceeds of $86.3 million, after underwriter’s discount and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership.

In connection with the Preferred Stock Offering, Regulation M under the Securities Exchange Act of 1934, as amended, prohibited us from selling our shares of common stock in our primary portion of our IPO and repurchasing our shares of common stock through our SRP during the applicable restricted period. After careful consideration of the regulatory requirements, the Board unanimously approved the temporary suspension of the sale of our shares of common stock in the primary portion of our IPO and the operation of our SRP, each effective at 9:30 a.m., Eastern Time, on September 7, 2021, until 9:30 a.m., Eastern Time, on September 15, 2021.

For more information on the Preferred Stock Offering, see Part IV, Item 15, “Note 7 – Stockholders’ Equity.”

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We adopted the DRP, whereby Class A, Class T, Class S, Class D and Class I stockholders have the option to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the DRP will be immediately reinvested in the same class of our shares of common stock on behalf of the participants on the business day such distribution would have been paid to such stockholder.

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

Share Repurchase Plan

We adopted the SRP, whereby on a monthly basis, stockholders who have held their shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our common shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our Board modifies, suspends or terminates the SRP.

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

As noted above, our Board suspended the SRP on March 24, 2020. On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. On July 1, 2021, our SRP was reinstated for all stockholders. The first settlement of permitted repurchase requests was on July 30, 2021, the last business day of the month. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, we repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

Investment Portfolio

Our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of the underlying collateral securing the CRE debt and CRE securities. We intend that the real estate underlying our CRE debt and CRE securities investments, as well as CRE equity investments we may make, will be located within the United States and diversified by property type, geographic location, owner/operator and tenant. As of December 31, 2021 and 2020, our investment portfolio consisted of $665.5 million and $441.8 million, respectively, in commercial mortgage loans held for investment. As of December 31, 2021 and 2020, in addition to the debt investments we own in our investment portfolio, we also owned one 362-room hotel located in Chicago, Illinois, commonly known as the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) through a ground lease interest that we acquired via deed-in-lieu-of-foreclosure on August 20, 2020, from the borrower under one of our first mortgage loans.

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

Seasonality

Our results of operations are expected to reflect the seasonal nature of our hospitality property, the Renaissance O’Hare. Seasonal slowdown at the Renaissance O’Hare is generally in the fourth quarter and first quarter of each year. As a result of the seasonality of the hospitality market, there will likely be seasonality and quarter-to-quarter variability in results of operations of the Renaissance O’Hare and any other hospitality properties that we may own. For additional information related to the seasonal nature of our business, see Item 1A “Risk Factors.”

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

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

Tax Status

We believe we have operated, and we intend to continue to operate, in a manner, to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders and maintain our qualification as a REIT.

Our Corporate Information

Our principal executive offices are located at 2901 Butterfield Rd., Oak Brook, Illinois 60523, our telephone number is (800) 826-8228 and our website is www.inland-investments.com/inpoint. From time to time, we may use our website as a distribution channel for material company information. Our website is not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. We will provide a copy of this Annual Report on Form 10-K, including financial statements and schedules, without charge upon written request delivered to our principal executive offices. We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our SRP. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to limits. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. If stockholders do sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will develop without a listing of our shares on an exchange. Therefore, repurchase of shares by us pursuant to our SRP will likely be the only way for our stockholders to dispose of their shares, and there can be no assurance that our SRP will be available at any given time, as our Board may determine to suspend the plan based on economic conditions or for any other reason it deems appropriate. Our Board suspended our SRP on March 24, 2020 and partially reinstated it effective July 1, 2021, subject to certain aggregate repurchase limits lower than the maximum amount permitted by the SRP. The SRP was not fully reinstated until October 1, 2021. The total amount of aggregate repurchases is subject to the limits set forth in the SRP (2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar quarter). When our SRP is in effect, our stockholders who have held their shares for at least one year have the opportunity to request that we repurchase their shares on a monthly basis. We repurchase shares from requesting stockholders who have held their shares for at least one year on a monthly basis at a price equal to our most recently determined NAV per share for the applicable class of share on the date the repurchase request is processed, and not based on the price at which the stockholder initially purchased his or her shares. As a result, our stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our repurchase program.

Due to the illiquid nature of investment in real estate, we may not have sufficient liquid resources to fund repurchase requests. When the SRP is in effect, we may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in our SRP. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, including because the amount requested for repurchase exceeds one of the limits, then funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our SRP at a time when such events are adversely affecting the performance of our assets. Our SRP was suspended and may be suspended again in the future.  If we decide to satisfy all repurchase requests even within the limits of our SRP, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

We have not established a minimum distribution payment level to our common stockholders, and our ability to pay distributions to any of our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Because we have a limited operating history and have not identified all of the assets we may acquire with the proceeds of the IPO, we may not generate sufficient income to pay distributions to our stockholders. Our Board will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to pay distributions to our stockholders are:

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
•

the payment of increased dividend rates on the Series A Preferred Stock upon certain events, such as a Change of Control or Downgrade Event (as such terms are defined in the Articles Supplementary designating the Series A Preferred Stock) or where any shares of our Series A Preferred Stock remain outstanding after September 22, 2026; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, we may not be able to pay distributions to our stockholders at any given time in the future, and the level of any distributions we do make to our common stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our stockholders’ investments. Though we paid distributions to our common stockholders on a monthly basis from December 5, 2016 to March 24, 2020, our Board suspended distributions from March 24, 2020 to July 30, 2020 as a result of the COVID-19 pandemic and may do so again in the future.

Further, subject to certain exceptions, in connection with a Change of Control or Downgrade Event and where any shares of our Series A Preferred Stock remain outstanding after September 22, 2026, we will thereafter accrue cumulative cash dividends at a rate higher than the initial rate per annum equal to 6.75% per annum of the $25.00 liquidation preference. We cannot assure you of our ability to pay these increased dividend rates upon such events, and, even where we are able to do so, the increased dividend payments may have a material adverse effect on our financial condition, liquidity and results of operations, including our ability to maintain our current distribution payment level to common stockholders, and our ability to pay distributions to our stockholders, if any.

We have paid and may continue to pay distributions from sources other than our earnings and cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient earnings and cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of the IPO, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. We have funded distributions, in part, using offering proceeds and, in the future, we may again pay distributions from sources other than earnings and cash flow from operations. For example, during the year ended December 31, 2021, 17.1% of distributions were paid from the combined net proceeds of our IPO and Preferred Stock Offering.

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

Purchases in our public offering and repurchases of shares of our common stock are not made based on the NAV per share of our common stock as of the date of purchase or repurchase.

Our offering price per share and the price at which we make repurchases of our shares generally will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which an investor in the offering makes a subscription request or a stockholder makes a repurchase request, may be significantly different than the transaction price they pay or the repurchase price they receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that they acquire or we repurchase shares, but the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion offer and repurchase shares at a different price that we believe is more appropriate than the prior month’s NAV per share, including by updating a previously disclosed transaction price, or suspend our offering and/or our SRP in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe suspension is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of the end of the prior month but still may not equal our NAV per share at the time of an investor’s purchase or our repurchase.

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

Our IPO is being made on a “best efforts” basis, meaning that the Dealer Manager and broker-dealers participating in the distribution of shares in our IPO (“participating broker-dealers”) are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any shares of our common stock in our IPO. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to create a diversified portfolio of investments. As of March 10, 2022, we had received and accepted investors’ subscriptions for and issued 687,516 Class A shares, 419,911 Class T shares, 52,465 Class D shares and 395,248 Class I shares in the IPO, resulting in gross proceeds of $39.9 million, including proceeds from the DRP. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in our IPO. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to our stockholders. Certain participating broker-dealers suspended the sale of public, non-listed REITs, including our shares, as a result of the COVID-19 pandemic. Although most of those suspensions occurred during the period when our IPO was suspended by our Board, there is no assurance that our participating broker-dealers’ sales efforts will return to pre-suspension levels or resume at all, which increases the risk that we are unable to raise substantial funds in our IPO.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of our offering proceeds promptly, which may cause our distributions and investment returns to be lower than they otherwise would be.

The more shares we sell in our IPO or in another securities offering, including an offering of preferred stock, the greater our challenge is to invest all of our net offering proceeds. If we raise substantial offering proceeds in a short period of time, there may be delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our IPO or another securities offering may be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to pay distributions, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower our overall returns.

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

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer.  The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our continuous public offering to certain retail customers.  If Regulation Best Interest reduces our ability to raise capital in our IPO, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

The Sub-Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to pay distributions and lower the overall return on our stockholders’ investment.

We rely upon the Sub-Advisor to identify suitable investments. The investment professionals of the Sub-Advisor must determine which investment opportunities to recommend to us and to existing and future investment vehicles which are affiliated with Sound Point CRE, the parent of the Sub-Advisor. The Sub-Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our investment objectives. If we, through the Sub-Advisor, are unable to find suitable investments promptly, we may hold the proceeds from the IPO or another offering of securities or a large influx of cash from another source, such as payoffs of our mortgage loans, in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees and expenses in connection with the IPO and distributions. Therefore, delays in investing proceeds we raise from the IPO or other large amounts of cash received could impact our ability to generate cash flow for distributions or to achieve our investment objectives.

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

As a result of our investments being secured entirely by properties located in the United States, the COVID-19 pandemic has adversely impacted and may further adversely impact our investments and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our investments and operating results. In particular, with respect to our investments in or secured by hospitality properties, a variety of factors related to the COVID-19 pandemic have caused a decline in business and leisure travel that may continue or recur, including but not limited to (i) restrictions in travel, including those imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure or limited reopening of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19. The borrower under our loan secured by the Renaissance O’Hare defaulted during May 2020, and we took ownership of the hotel through a deed-in-lieu of foreclosure. We have incurred operating losses during most months we have owned the hotel and expect to incur operating losses through the first half of 2022 and perhaps beyond, depending on the future effects of the pandemic and the effectiveness of vaccinations and treatments, and the value of the hotel would be correspondingly negatively affected. In addition, with respect to our investments secured by retail properties, individual stores and shopping malls have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Adaptations made by companies in response to “stay-at-home” orders and future limitations on in-person work environments could lead to a sustained shift away from collective in-person work environments and adversely affect the overall demand for office space over the long term and negatively affect our borrowers whose loans are secured by office properties.

The pandemic has resulted in, and may continue to result in, declines in rental rates and increases in rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic. Such responses have resulted in, and may continue to result in, decreases in cash flows to certain of our borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact our results of operations and financial performance. The COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. In addition, declines in economic conditions caused by the COVID-19 pandemic could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

Our borrowers or the borrowers of loans that underlie any real estate securities we may invest in may have to temporarily close their businesses or limit their operations or may experience other negative business consequences and request interest deferrals or forbearance or other modifications of their loans due to the impact of the COVID-19 pandemic. We have modified one loan secured by a hospitality property, one loan secured by a retail property and two loans secured by office properties to assist the borrowers in dealing with the effects of the pandemic, and the economic effects of the pandemic may result in more modifications and potentially defaults or foreclosures on assets underlying our loans, which could adversely affect the credit profile of our assets and our results of operations and financial condition.

Although the U.S. Food and Drug Administration has approved certain therapies and vaccines, there may be uncertainties, including the public’s willingness to receive vaccines, the overall efficacy of the vaccines, especially as new strains of COVID-19 are discovered and the level of resistance these strains would have to existing vaccines. Depending on the effectiveness of therapies and vaccines, among other factors, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a national or global scale, which could materially affect our or our borrowers’ performance, financial condition, results of operations, and cash flows.

To the extent the COVID-19 pandemic results in a severe or lengthy national or world-wide economic downturn, there will likely be widespread corporate bankruptcies and a continued increase in unemployment, which could negatively impact our investments and operations, as well as our ability to pay distributions to our stockholders. The extent to which the COVID-19 pandemic further impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, and the availability of effective therapies or vaccines, among others. The negative impacts to our business as a result of the pandemic could exacerbate other risks described in this Annual Report on Form 10-K.

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

We own a hotel and may acquire additional hotels. For so long as we own hotels or invest in loans secured by hotels and securities collateralized by hotels, we will be exposed to the unique risks of the hospitality sector, including seasonality, volatility and the severe reduction in occupancy caused by the COVID-19 pandemic.

We own the Renaissance O’Hare, which we acquired through a deed-in-lieu of foreclosure transaction, and we may foreclose upon or otherwise own other hospitality properties in the future. The hospitality market is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality market generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. The Renaissance O’Hare has historically experienced a seasonal slowdown in the fourth quarter and first quarter. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hospitality market, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality properties. The demand for rooms at any hospitality properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. For example, the hospitality market has been and continues to be severely impacted by the COVID-19 pandemic, and the pandemic has had a material adverse effect on the performance of the Renaissance O’Hare, which is likely to continue until the effects of the pandemic on travel and in-person gatherings subside. We incurred $2,235 and $1,737 of net operating losses before depreciation and amortization from the Renaissance O’Hare on the Company’s consolidated statement of operations during the years ended December 31, 2021 and 2020, respectively. Any of the aforementioned factors could have a material adverse effect on the performance of our hotels, our results of operations, our ability to pay distributions to stockholders and our NAV.

The following factors should be considered in the context of hotels given that the COVID-19 pandemic has been significantly adversely affecting the ability of hotel managers to successfully operate hotels and has had, and the continued and prolonged effects of the COVID-19 pandemic are likely to continue to have, a significant adverse effect on the financial condition, results of operations and cash flows of hotels due to, among other factors:

•	a variety of factors related to the COVID-19 pandemic have caused, and may continue to cause, sharp declines in group, business and leisure travel;
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
•

commercial airline service has at various times been reduced or suspended to many areas in the United States, and if airline service does not increase or return to normal pre-pandemic levels, it could continue to negatively affect our hotel revenues, particularly at hotels that are located near major airports and convention centers outside the central business district, such as the Renaissance O’Hare, which depend heavily on the volume of air travel and meetings and other events, particularly those of businesses, for their revenues;

•

the reduced economic activity could also result in an economic recession, and increased unemployment, which could negatively impact future ability or desire to travel lodging demand and, therefore, our revenues, even after the temporary restrictions are lifted;

•	a decrease in the ancillary revenue from amenities at our properties;
•

the potential negative impact on the health of hotel personnel, particularly if a significant number of them are impacted, could result in labor shortages and a deterioration in our ability to ensure business continuity during and after this disruption; and

•

we or our hotel managers may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of reduced operations prompted by the effects of the pandemic.

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

The occurrence of a default on a CRE debt investment could result in our taking title to collateral. The borrower under one of our CRE loans, secured by the Renaissance O’Hare, defaulted during May 2020, and we took ownership of the hotel through a deed-in-lieu of foreclosure. When there is a default on a CRE debt investment, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

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

The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses. Our borrowers and tenants may be negatively affected by continued disruptions in global supply chains, labor shortages, or broad inflationary pressures, any of which may have a negative impact on our borrowers’ ability to execute on their business plans and their ability to perform under the terms of their loan obligations.

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

We may invest in CRE securities, including CMBS, CRE, CLOs and other subordinate securities, which entail certain heightened risks that resulted in losses following the onset of the COVID-19 pandemic.

We may invest in a variety of CRE securities, including CMBS, CRE CLOs and other subordinate securities, which may be subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CRE CLOs entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS, CRE CLOs and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty and resulted in losses being incurred on our CRE securities investments after the onset of the COVID-19 pandemic. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

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

The expected discontinuation of the LIBOR may adversely affect interest income and expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

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

For new loans originated, we will use SOFR beginning January 1, 2022. We anticipate continuing to use LIBOR for loans completed prior to January 1, 2022 until the earlier of their maturity dates or June 30, 2023, whichever comes first. In addition, we may need to renegotiate certain of our loan agreements with lenders and borrowers that extend past December 31, 2021, or June 30, 2023, depending on the applicable LIBOR setting. Such amendments and restructurings could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates.

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

We use short-term borrowings to finance our investments and may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This exposes us to increased risks associated with decreases in the fair value of the underlying collateral, which have had an adverse impact on our financial condition and results of operations in the past and may result in such adverse impacts again.

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

The amount of financing we receive, or may in the future receive, under our repurchase agreements, secured loans and other financing arrangements, is directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. Lenders under our repurchase agreements and secured loans typically have the absolute right to reevaluate the market value of the assets that secure outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call or increase collateral requirements. A margin call or increased collateral requirements would require us to transfer additional assets to such lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Any such margin call or increased collateral requirements could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to pay distributions to our stockholders, and could cause the value of our capital stock to decline. We have been forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, and incurred losses in the past, and such sales and losses could happen again. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection.

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

On March 24, 2020, our Board suspended the payment of distributions to our stockholders after considering various factors, including the impact of the COVID-19 pandemic on the economy and the inability to accurately calculate our NAV. On July 30, 2020, our Board began authorizing monthly distributions again consistent with its practice prior to the pandemic, but our Board may determine to formally suspend or otherwise not authorize monthly or any distributions in the future.

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

We have issued Series A Preferred Stock that subordinates certain rights of the holders of our common stock, and our charter permits our Board to issue additional stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.

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

The Sub-Advisor’s officers and key real estate professionals will identify potential investments which are consistent with our investment guidelines for our possible origination and acquisition. The Sub-Advisor or its affiliates advise other investment programs affiliated with Sound Point that invest in real estate-related assets in which we may be interested and, therefore, the Sub-Advisor could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by the Sub-Advisor or its affiliates compete with us with respect to certain investments that we may want to acquire.

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

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of the Advisor and the Sub-Advisor are also executive officers, directors, managers or key professionals of Inland or Sound Point. Some of these persons also serve as managers and investment advisers to other funds and institutional investors, for example, the institutional investor advised by Sound Point that purchased senior participation interests in certain of our first mortgage loans. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders, and could face conflicts of interest in allocating their time among us and such other funds, investors and activities. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy, and could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations and financial results.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

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

We cannot provide assurance that future changes to the tax laws will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our common stock or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of any legislative, regulatory or administrative developments and proposals and their potential effect on their investment.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law, addressing whether such loans will be treated as real estate assets. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Our mezzanine loans may not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

The receipt of certain fee income in connection with loans we make or hold may not be qualifying income for purposes of the gross income tests and could adversely affect our ability to qualify as a REIT.

We may be entitled to receive various fees in connection with the loans we make or hold. Certain commitment fees are qualifying income for purposes of the gross income tests, as are fees that are properly treated as interest or original issue discount for U.S. federal income tax purposes. Fees that represent compensation for services we perform are not qualifying income. If nonqualifying fee income, together with any other nonqualifying gross income, exceeds 5% of our gross income, we will fail to qualify as a REIT. While we monitor our satisfaction of the gross income tests and the terms of all loans we make or acquire, the IRS may not agree with all of our fee characterizations.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we are treated for asset test and gross income test purposes as the owner of the assets that are the subject of such sale and repurchase agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we do not own the assets during the term of the related sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

If we acquire real estate mortgage investment conduits (“REMIC”) residual interests or equity interests in taxable mortgage pools (in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income. Excess inclusion income would also be subject to adverse U.S. federal income tax rules in the case of U.S. taxable stockholders and non-U.S. stockholders. We intend to structure our transactions in a manner we believe would avoid generating excess inclusion income.

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

Rules enacted by the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirement and the amounts we need to distribute to avoid incurring income and excise taxes.

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

We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire MBS and other assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Recently finalized Treasury Regulations, which will be effective March 7, 2022, will treat certain modifications that would be taxable events under current law as non-taxable events. The Treasury Regulations also will permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR- based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

We may choose to pay dividends in a combination of cash and our own common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.

We may choose to pay dividends in a combination of cash and our own common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock.  As long as at least 20% (modified pursuant to Rev. Proc. 2021-53 to 10% for distributions declared on or after November 1, 2021 and on or before June 30, 2022) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits).  As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive office is located at 2901 Butterfield Rd., Oak Brook, Illinois 60523. As part of the Advisory Agreement, the Advisor is responsible for providing office space and office services required in rendering services to us. For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio.”

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market for our common stock, and we do not expect a public trading market to develop without a listing of our common stock on an exchange. We do not intend to list our common stock for trading on an exchange or other trading market, and we intend to be a perpetual-life entity with no requirement to pursue a liquidity event by any date certain or at all.

Our Series A Preferred Stock is listed on the New York Stock Exchange with the ticker symbol ICR PR A.

Stockholders

As of March 10, 2022, there were 2,622 holders of Class P, 254 holders of Class A, 132 holders of Class T, 12 holders of Class D, 136 holders of Class I and no holders of Class S common stock.

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

With each stock grant, we award each of our independent directors an equal number of shares. The table below summarizes total stock grants we made at each grant date as of December 31, 2021.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Proportion of total shares that vest annually	Vesting Date Year 1	Vesting Date Year 2	Vesting Date Year 3
March 1, 2018	Class P	1,200	$25.00	$30	1/3	3/1/2019	3/1/2020	3/1/2021
January 7, 2019	Class P	1,200	$25.00	$30	1/3	1/7/2020	1/7/2021	1/7/2022
December 2, 2019	Class I	1,197	$25.07	$30	1/3	12/2/2020	12/2/2021	12/2/2022
December 1, 2020	Class I	1,393	$21.54	$30	1/3	12/1/2021	12/1/2022	12/1/2023
October 14, 2021	Class I	1,477	$20.31	$30	1/3	10/14/2022	10/14/2023	10/14/2024

As of December 31, 2021, we have granted 6,467 restricted shares of which 3,262 have vested and none were forfeited. During the years ended December 31, 2021, 2020 and 2019, compensation expense associated with the restricted shares issued to the independent directors was $34,167, $30,833 and $20,833, respectively.

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

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of December 31, 2021, we received net offering proceeds of $37.2 million from the IPO. We primarily used the net offering proceeds from the IPO to originate CRE loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes. The following table summarizes certain information about the IPO proceeds ($ in thousands except for per share data):

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	671,628	407,593	—	52,141	390,761	1,522,123
Gross proceeds from primary offering	$17,412	$10,281	$—	$1,237	$9,438	$38,368
Reinvestments of distributions	345	169	—	60	292	866
Total gross proceeds	17,757	10,450	—	1,297	9,730	39,234
Selling commissions and dealer manager fees	1,011	285	—	—	—	1,296
Stockholder servicing fees	—	600	—	100	—	700
Total expenses	1,011	885	—	100	—	1,996
Net offering proceeds(1)	$16,746	$9,565	$—	$1,197	$9,730	$37,238

(1)	Excludes company-level offering costs of $4,577.

As of December 31, 2021, we received net offering proceeds of approximately $86.3 million from our Preferred Stock Offering. We primarily used the net offering proceeds from the Preferred Stock Offering to originate CRE loans on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands except per share data):

Series A Shares
Primary shares sold	3,600,000
Gross proceeds from primary offering	$90,000
Underwriting discounts and commissions	2,835
Other expenses	858
Total expenses	3,693
Net offering proceeds	$86,307

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

On March 24, 2020, our Board suspended our SRP. In determining to suspend the SRP, our Board considered various factors, including the economic impact of the COVID-19 pandemic, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and uncertain and rapidly changing economic conditions. As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved.

On March 1, 2021, our SRP was reinstated for our stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder. Permitted repurchase requests must be submitted on or after March 1, 2021.

On July 1, 2021, our SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, we repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

During the year ended December 31, 2021, upon reinstatement of the SRP, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2021	—	$—	—	—
February 1 — February 28, 2021	—	$—	—	—
March 1 — March 31, 2021	6,208	$20.13	6,208	—
April 1 — April 30, 2021	2,778	$20.14	2,778	—
May 1 — May 31, 2021	—	$—	—	—
June 1 — June 30, 2021	—	$—	—	—
July 1 — July 31, 2021	185,580	$20.20	185,580	—
August 1 — August 31, 2021	111,231	$20.28	111,231	—
September 1 — September 30, 2021	105,037	$20.27	105,037	—
October 1 — October 31, 2021	81,386	$20.21	81,386	—
November 1 — November 30, 2021	92,202	$20.15	92,202	—
December 1 — December 31, 2021	125,731	$20.04	125,731	—
Total and average	710,153	$20.19	710,153	—
____________
(1) Repurchases are limited as described above.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the period from September 22, 2021 through December 31, 2021, there were no repurchases of our Series A Preferred Stock or conversions of our Series A Preferred Stock to common stock.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described above in Part I, Item IA in this Annual Report on Form 10-K, some of which are briefly summarized below:

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

•

We have paid distributions from sources other than cash flows from operating activities, including from offering proceeds, which reduces the amount of cash we ultimately have to invest in assets, and some of our distributions have not been covered by net income; if we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may again be paid from these other sources, and if our net income does not cover our distributions, those distributions will decrease our stockholders’ equity;

•

There is no current public trading market for our common stock, and we do not expect that such a market will develop without a listing of our common stock on an exchange. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, and our SRP was suspended and may be suspended again in the future;

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Annual Report on Form 10-K. All dollar amounts are stated in thousands unless otherwise noted, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of CRE investments primarily comprised of (i) CRE debt, including floating-rate first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating-rate CRE securities such as CMBS and senior unsecured debt of publicly traded REITs. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. We are externally managed by our Advisor, an indirect subsidiary of IREIC. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We have operated in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

For a discussion of the history of the Company and its Private Offering, IPO, and Preferred Stock Offering, please see Part IV, Item 15, “Note 1 – Organization and Business Operations” in the notes to our consolidated financial statements below.

2021 Highlights

Operating Results:

•	Net income attributable to common stockholders was $8.2 million, or $0.72 per share during the year ended December 31, 2021.
•

We declared gross distributions of $1.17 per common share during the year ended December 31, 2021.  During the fourth quarter of 2021, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 6.2% on our aggregate NAV of $20.1761 as of December 31, 2021. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•	We originated 17 floating rate loans totaling $364.9 million with initial funding of $327.1 million during the year ended December 31, 2021.
•	We had $10.0 million in advances on loans and loan repayments of $113.8 million resulting in a 51% increase in our loan portfolio to $665.5 million during the year ended December 31, 2021.
•	All 38 of our loans were current on their contractual interest payments with no interest deferrals during the year ended December 31, 2021.

Capital Markets and Financing Activity:

•	We issued 3.6 million shares of our 6.75% Series A Preferred Stock through an underwritten public offering, generating net proceeds of $86.3 million during the year ended December 31, 2021.
•	We entered into a $75.0 million credit facility with Western Alliance Bank and sold $109.8 million participation interest in nine floating rate loans during the year ended December 31, 2021.

Portfolio

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, and our loan portfolio by collateral type and geographical region as of December 31, 2021 and 2020.

Floating Vs. Fixed Rate Debt Investments:

December 31, 2021	December 31, 2020

All Investments by Type:

December 31, 2021	December 31, 2020

Loans by Property Type:

December 31, 2021	December 31, 2020

Loans by Region:

December 31, 2021	December 31, 2020

An investment’s region is defined according to the below map based on the location of underlying property.

Commercial Mortgage Loans Held for Investment

	Year Ended December 31, 2021	Year Ended December 31, 2020
Principal balance of first mortgage loans	$650,670	$425,196
Number of first mortgage loans	36	26
Principal balance of credit loans	$13,500	$16,500
Number of credit loans	2	3
Total balance of loans	$664,170	$441,696
Total number of loans	38	29
All-in yield (1)	4.6%	5.5%
Weighted average years to maximum maturity	3.6	3.4
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is primarily due to loan originations during the year ended December 31, 2021, using the proceeds from the offering of our Series A Preferred Stock and the sale of our CRE securities portfolio. The change in the all-in yield was primarily driven by the new loan originations having lower interest rate spreads due to conditions in the commercial mortgage market.

The tables below present select loan information for each of our commercial mortgage loans as of:

December 31, 2021

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	4.7%	7/9/23	VA	Office	55%	3
3	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
4	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
5	12/20/18	First mortgage	16,150	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	3
6	1/25/19	First mortgage	11,659	L+3.45%	5.4%	2/9/24	IL	Multifamily	78%	2
7	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/24	TX	Multifamily	68%	2
8	5/31/19	First mortgage	13,409	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	3
9	6/18/19	First mortgage	47,746	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
10	6/18/19	First mortgage	6,631	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
11	8/15/19	First mortgage	8,258	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
12	9/27/19	First mortgage	15,563	L+3.10%	4.6%	10/9/24	CA	Office	75%	2
13	10/4/19	First mortgage	20,958	L+2.90%	4.6%	10/9/24	NC	Office	61%	3
14	10/30/19	First mortgage	13,907	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
15	11/22/19	First mortgage	34,007	L+3.00%	4.9%	12/9/24	AZ	Multifamily	80%	2
16	2/6/20	First mortgage	21,189	L+3.30%	4.9%	2/9/25	NJ	Office	69%	2
17	2/20/20	First mortgage	10,320	L+3.85%	5.4%	3/9/25	CA	Retail	57%	2
18	2/28/20	First mortgage	9,400	L+3.50%	5.0%	3/9/25	FL	Retail	78%	2
19	10/13/20	First mortgage	7,210	L+4.00%	4.9%	10/9/25	CA	Multifamily	70%	2
20	3/5/21	First mortgage	13,000	L+5.00%	5.5%	3/9/26	VA	Office	57%	2
21	3/12/21	First mortgage	19,903	L+4.00%	4.2%	3/9/26	MS	Industrial	64%	2
22	4/6/21	First mortgage	12,090	L+3.50%	3.7%	4/9/26	AL	Multifamily	69%	2
23	4/6/21	First mortgage	9,412	L+3.50%	3.7%	4/9/26	AL	Multifamily	78%	2
24	4/15/21	First mortgage	9,090	L+4.00%	4.2%	5/9/26	NJ	Industrial	69%	2
25	5/12/21	First mortgage	27,579	L+3.15%	3.3%	5/9/26	CT	Multifamily	77%	2
26	5/25/21	First mortgage	11,200	L+3.20%	3.4%	6/9/26	TN	Multifamily	80%	2
27	5/26/21	First mortgage	15,138	L+3.10%	3.3%	6/9/26	NV	Multifamily	80%	2
28	6/8/21	First mortgage	20,500	L+8.00%	8.2%	12/9/23	TX	Mixed Use	45%	2
29	7/1/21	First mortgage	6,430	L+4.50%	5.0%	7/9/26	OH	Mixed Use	79%	2
30	10/8/21	First mortgage	29,350	L+3.20%	3.3%	10/9/26	OR	Multifamily	72%	2
31	10/15/21	First mortgage	22,280	L+2.95%	3.1%	11/9/26	VA	Multifamily	77%	2
32	11/12/21	First mortgage	24,810	L+2.90%	3.1%	11/9/26	TX	Multifamily	73%	2
33	11/16/21	First mortgage	21,150	L+3.05%	3.2%	12/9/26	TX	Multifamily	74%	2
34	11/17/21	First mortgage	22,650	L+2.85%	3.0%	12/9/26	SC	Multifamily	71%	2
35	12/9/21	First mortgage	39,350	L+3.05%	3.2%	12/9/26	GA	Multifamily	72%	2
36	12/15/21	First mortgage	25,210	L+3.20%	3.3%	1/9/27	OR	Multifamily	70%	2
37	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	2
38	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$664,170		4.6%				70%
____________

December 31, 2020

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (3)	All-in Yield (3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	5.7%	6/9/21	VA	Office	55%	4
3	3/22/18	First mortgage	12,059	L+3.75%	5.1%	4/9/23	CO	Retail	74%	2
4	5/4/18	First mortgage	31,000	L+4.00%	5.5%	5/9/23	PA	Industrial	64%	2
5	5/17/18	First mortgage	6,962	L+4.50%	6.2%	6/9/23	NC	Multifamily	54%	3
6	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
7	9/19/18	First mortgage	8,531	L+3.70%	5.7%	10/9/23	TX	Multifamily	69%	3
8	10/30/18	First mortgage	6,860	L+3.85%	5.7%	11/9/23	TX	Multifamily	76%	2
9	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
10	12/20/18	First mortgage	16,537	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	4
11	1/25/19	First mortgage	11,575	L+3.45%	5.4%	2/9/24	IL	Multifamily	78%	2
12	4/11/19	First mortgage	15,761	L+3.30%	5.7%	4/9/24	CA	Industrial	79%	2
13	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/24	TX	Multifamily	68%	3
14	5/31/19	First mortgage	12,828	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	3
15	6/18/19	First mortgage	47,507	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
16	6/18/19	First mortgage	6,350	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
17	8/15/19	First mortgage	7,567	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
18	9/27/19	First mortgage	15,260	L+3.10%	4.6%	10/9/24	CA	Office	75%	2
19	9/30/19	First mortgage	30,000	L+3.30%	5.0%	10/9/24	TX	Multifamily	77%	2
20	10/4/19	First mortgage	20,958	L+2.90%	4.6%	10/9/24	NC	Office	61%	3
21	10/30/19	First mortgage	13,743	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
22	11/22/19	First mortgage	32,632	L+3.00%	4.9%	12/9/24	AZ	Multifamily	80%	2
23	2/6/20	First mortgage	19,835	L+3.30%	4.9%	2/9/25	NJ	Office	69%	2
24	2/20/20	First mortgage	8,000	L+3.85%	5.4%	3/9/25	CA	Retail	57%	2
25	2/28/20	First mortgage	9,320	L+3.50%	5.0%	3/9/25	FL	Retail	78%	2
26	10/13/20	First mortgage	6,790	L+4.00%	4.9%	10/9/25	CA	Multifamily	70%	2
27	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	3
28	3/27/18	Credit	3,000	9.35%	9.3%	4/1/23	FL	Hospitality	68%	4
29	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$441,696		5.5%				70%
____________

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

An 80% undivided senior interest in each of loan numbers 1, 2, 3, 4, 8, 10, 13, 14, and 16, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.

(3)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of December 31, 2021 and 2020. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor. The weighted average LIBOR floor for these loans was 0.99% and 1.83% as of December 31, 2021 and 2020, respectively.

(4)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

(5)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

(6)

Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See Part IV, Item 15, “Note 3 – Commercial Mortgage Loans Held for Investment,” which is included in our notes to consolidated financial statements included in this Annual Report on Form 10-K.

We entered into master repurchase agreements to fund our loan portfolio. As of December 31, 2021 and 2020, we had total borrowings of $307,083 (which is net of $41 of unamortized debt issuance costs) and $290,699 (which is net of $27 of unamortized debt issuance costs), respectively. During the years ended December 31, 2021 and 2020, we had weighted average borrowings of $348,639 and $378,136 and weighted average borrowing costs of 2.5% and 2.7%, respectively. The decrease in borrowings was primarily due to the sale of CMBS that were financed under the master repurchase agreements. The value of the CMBS we held was impacted by the overall market decline caused by the COVID-19 pandemic, with those securities representing interests in hospitality property loans being severely impacted. As part of our financing relationships, we were required to meet certain financial covenants and, at times, were required to post additional cash or securities as margin to secure our borrowing positions, and in April 2020, we sold six CMBS positions with values negatively impacted in the wake of the pandemic with a total par value of $63.3 million at a realized loss of $19.3 million. With the continued negative economic effects of the COVID-19 pandemic, we chose to further reduce exposure to CMBS on a levered basis and sold all of our CMBS securities retaining the cash generated to invest in new loan originations. The decrease in the weighted average borrowing costs was primarily due to the change in LIBOR during the period.

Real Property

On August 20, 2020, we acquired a ground lease of the Renaissance O’Hare via a deed-in-lieu of foreclosure transaction following a borrower’s default on its loan, which had a par value of $24.5 million and an initial maturity date of December 9, 2020. Current annual rent under the ground lease is approximately $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2023. This ground lease runs through March 2098.

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

Along with the hospitality sector as a whole, the Renaissance O’Hare was negatively impacted in 2020 and 2021 by the COVID-19 pandemic, and while the performance has improved, it has not returned to pre-pandemic levels. The table below includes certain historical information with respect to the average occupancy, the revenue per available room and the average daily rate of the Renaissance O’Hare.

Year	Average Occupancy Per Night	Revenue Per Available Room	Average Daily Rate
2017	75%	$104	$139
2018	71%	$106	$149
2019	72%	$106	$146
2020	25%	$27	$107
2021	47%	$46	$102

The hotel was appraised by an independent third-party for $17.1 million for the purpose of updating our NAV calculation as of December 31, 2021. We incurred a $2.2 million net operating loss before depreciation and amortization during 2021 for the Renaissance O’Hare related to the continuing COVID-19 pandemic. Though vaccination rates are continuing to improve and travel is increasing, there are numerous risks and uncertainties still surrounding the continuing effects of the pandemic, including whether and when a resumption of pre-pandemic levels of travel and in-person meetings and events might happen. Government and corporate restrictions on travel and in-person gatherings, and other adjustments in the preferences and behaviors of employees and consumers, such as increased use of online video conferencing, reduced demand for these activities from businesses and individuals, and the uncertainties surrounding the duration and effects of the pandemic persist.

Ultimately, we intend to sell the Renaissance O’Hare and remain focused on our core business of investing in CRE debt. Until we determine to sell the hotel, a third-party management company we have engaged will continue to manage it. To help facilitate operations while we monitor the course of the pandemic and market conditions, the hotel received a $1.1 million loan in the first quarter of 2021 under the federal government’s Paycheck Protection Program (“PPP”). Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of loans granted under the PPP. We applied for and received full forgiveness of the loan proceeds during 2021. The following table shows the Renaissance O’Hare’s performance over the past five quarters.

Period	Average Occupancy Per Night	Revenue Per Available Room	Average Daily Rate
Fourth Quarter 2020	16%	$14	$85
First Quarter 2021	28%	$23	$80
Second Quarter 2021	48%	$43	$89
Third Quarter 2021	57%	$65	$114
Fourth Quarter 2021	47%	$54	$113

Although occupancy and the hotel’s performance have improved for the year ended December 31, 2021, the fourth quarter of 2021 results saw a decline in occupancy as COVID-19 rates increased and travel was restricted. Balancing the potential increase in the price of a future sale against the potential for continued operating losses in the face of the uncertainty surrounding the pandemic is very difficult. Whether we achieve a sale price that is worth waiting for will likely depend in large part on how the aforementioned uncertainties surrounding the pandemic and the return of business travel and in-person large group events unfolds, which could result in a favorable sale price or future operating losses even beyond what we are expecting or a loss on sale, any of which could be material to our future results of operations. We will monitor the market for hotel sales while considering, among other things, the performance of the hotel, relevant market factors and our expected total return weighing current potential disposition prices and redeployment of the sales proceeds into our core investment strategy against the potential disposition prices expected later upon the stabilization of the performance of the hotel.

Summary of Critical Accounting Policies and Estimates

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

Results of Operations

The table below presents information from our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest income:
Interest income	$28,988	$33,490	$34,290
Less: Interest expense	(8,801)	(10,317)	(14,035)
Net interest income	20,187	23,173	20,255
Revenue from real estate owned	8,109	972	—
Total income	28,296	24,145	20,255
Operating expenses:
Advisory fee	3,217	5,528	5,632
Debt finance costs	1,492	1,331	950
Directors compensation	73	94	86
Professional service fees	1,028	2,031	651
Real estate owned operating expenses	10,344	2,709	—
Depreciation and amortization	1,089	405	—
Other expenses	1,180	921	579
Expense reimbursement received from Advisor	—	—	(359)
Total operating expenses	18,423	13,019	7,539
Other (loss) income:
Provision for loan losses	—	(4,726)	—
Realized loss on sale of commercial loan	—	(375)	—
Unrealized gain (loss) in value of real estate securities	—	211	1,032
Realized loss on the sale of real estate securities	—	(35,020)	(43)
Total other (loss) income	—	(39,910)	989
Net income (loss)	9,873	(28,784)	13,705
Series A Preferred Stock dividends	1,654	—	—
Net income (loss) attributable to common stockholders	$8,219	$(28,784)	$13,705
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.72	$(2.49)	$1.53
Weighted average number of shares
Basic	11,480,517	11,561,828	8,958,684
Diluted	11,481,464	11,561,828	8,959,035

The change in performance from December 31, 2020 to the year ended December 31, 2021 was primarily due to the loss on sale of CMBS following the onset of the COVID-19 pandemic in 2020 that did not recur in 2021 (no CMBS were owned in 2021), lower net interest income as spreads tightened for new loans and from a full year of operating losses on the real estate owned (“REO”). For the year ended December 31, 2021, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 5.1%.

The change in performance from December 31, 2019 to the year ended December 31, 2020 generally resulted from loss on the sale of CMBS and losses on REO, offset partially from the income from the investment of the proceeds from the Private Offering and IPO (collectively, the “Common Stock Offerings”) in CRE investments on a levered basis.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)
Interest-earning assets:
Real estate securities	$—	$—	—	$82,790	$3,920	4.7%	$120,079	$7,517	6.2%
Commercial mortgage loans	523,989	28,988	5.5%	498,673	29,428	5.8%	382,805	26,074	6.7%
Total/Weighted Average	$523,989	$28,988	5.5%	$581,463	$33,348	5.7%	$502,884	$33,591	6.6%

Interest-bearing liabilities:
Repurchase agreements — securities	$—	$—	—	$47,214	$1,578	3.3%	$81,966	$2,996	3.6%
Repurchase agreements — mortgage loans	326,739	8,209	2.5%	330,922	8,739	2.6%	247,071	11,039	4.4%
Credit facility - loans	7,784	311	3.9%	—	—	—	—	—	—
Loan participations sold, net	14,116	281	2.0%	—	—	—	—	—	—
Total/Weighted Average	$348,639	$8,801	2.5%	$378,136	$10,317	2.7%	$329,037	$14,035	4.2%
Net interest income/spread		$20,187	3.0%		$23,031	3.0%		$19,556	2.4%
Average leverage % (5)	198.8%			186.0%			189.3%
Weighted average levered yield (6)			11.4%			11.1%			11.1%
____________

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Interest income excludes $0, $142 and $699 for the years ended December 31, 2021, 2020 and 2019, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
(4)	Calculated as interest income or expense divided by average carrying value.
(5)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(6)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, Private Offering, Preferred Stock Offering and the sale of our CMBS portfolio to execute our business strategy. The change in the weighted average leverage was primarily due to applying more leverage to our portfolio.

Revenue from Real Estate Owned

During the year ended December 31, 2020, we acquired the Renaissance O’Hare through a deed in lieu of foreclosure transaction. During the years ended December 31, 2021 and 2020, the Renaissance O’Hare generated $8,109 and $972 in revenue, respectively. Because we acquired the Renaissance O’Hare during the third quarter of 2020, the year ended December 31, 2020 does not include a full year of results, accounting for the increase in revenue from 2020 to 2021. We did not own any REO during the year ended December 31, 2019.

Operating Expenses

Operating expenses for the years ended December 31, 2021, 2020 and 2019 are set forth in the table below:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Advisory fee	$3,217	$5,528	$5,632
Debt finance costs	1,492	1,331	950
Directors compensation	73	94	86
Professional service fees	1,028	2,031	651
Real estate owned operating expenses	10,344	2,709	—
Depreciation and amortization	1,089	405	—
Other expenses	1,180	921	579
Expense reimbursement received from Advisor	—	—	(359)
Total operating expenses	$18,423	$13,019	$7,539

Total operating expenses increased $5,404 in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the increase in REO operating expenses and the related depreciation and amortization expense. The increase in REO operating expenses and depreciation and amortization during the year ended December 31, 2021 was due to the Renaissance O’Hare, which was acquired in August 2020 and, as such, the 2020 period did not represent a full period of expenses. In addition, the Renaissance O’Hare’s operations and expenses were limited in the 2020 period due to the economic impact of the COVID-19 pandemic. We did not hold any REO during the year ended December 31, 2019.

In 2021, the Advisor and Sub-Advisor agreed to waive 50% of their advisory fees for the first six months of the year.  This fee reduction was made permanent in July 2021 and resulted in the decline in the advisory fee for the year ended December 31, 2021 from 2020. The decrease in professional service fees in the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the write-off of deferred costs related to the issuance of a CLO we did not complete due to the economic impact of the COVID-19 pandemic in 2020. Debt finance costs increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the extension fees paid for the CF Repo Facility (defined below) and the addition of the WA Credit Facility (defined below) and the associated amortization of debt finance costs for both in 2021 compared to 2020.

Beginning in 2019, the Advisor agreed to reimburse us from time to time for certain costs incurred by us. There were no expense reimbursements during the years ended December 31, 2021 and 2020. These expense reimbursements represent one-time cash payments to us in order to provide additional operating support to us and ensure a particular return for our stockholders and are not subject to approval from our Board. For the year ended December 31, 2021 our total operating expenses were 3.5% of our average invested assets and 186.6% of our net income.

Other (Loss) Income

For the years ended December 31, 2021, 2020 and 2019, other (loss) income was $0, $(39,910) and $989, respectively. The primary reason for the change in other income (loss) was due to the change in the fair value of the real estate securities resulting from different market conditions during each year, with a significant decrease in value following the onset of the COVID-19 pandemic in the year ended December 31, 2020. These real estate securities were all sold during the year ended December 31, 2020. There was also a provision for loan losses of $(4,726) recorded in 2020 related to the deed-in-lieu of foreclosure for the Renaissance O’Hare.

Net Income (Loss)

For the years ended December 31, 2021 and 2020, our net income (loss) was $9,873 and $(28,784), respectively. The increase was primarily due to realized losses on the sale of real estate securities and a provision for loan losses recorded during 2020 that did not recur in 2021. For the years ended December 31, 2020 and 2019, our net (loss) income was $(28,784) and $13,705, respectively. The decrease was primarily due to realized losses on the sale of real estate securities and a provision for loan losses recorded during 2020.

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income (loss) attributable to common stockholders	$8,219	$(28,784)	$13,705
Depreciation and amortization	1,089	405	—
Funds from operations	$9,308	$(28,379)	$13,705

Amortization of discounts on real estate securities	—	(307)	(808)
Amortization of debt financing costs	1,492	1,331	950
Non-cash adjustment for ground lease	386	122	—
Provision for loan losses	—	4,726	—
Realized loss on sale of commercial loan	—	375	—
Unrealized (gain) loss on real estate securities	—	(211)	(1,032)
Realized loss on sale of real estate securities	—	35,020	43
Modified funds from operations	$11,186	$12,677	$12,858

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

On July 1, 2021, our SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, we repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders.

Please refer to Part IV, Item 15, “Note 16 – Subsequent Events” and Part I, for additional updates on our business after December 31, 2021.

The following table provides a breakdown of the major components of our NAV as of December 31, 2021 ($ and shares in thousands):

Components of NAV	As of December 31, 2021
Commercial mortgage loans	$667,405
Real estate owned (1)	17,100
Cash and cash equivalents and restricted cash	57,268
Other assets	7,092
Repurchase agreements - commercial mortgage loans	(307,083)
Credit facility payable	(14,350)
Loan participations sold, net	(109,772)
Reserve for negative impact of the COVID-19 pandemic on real estate owned (2)	(1,402)
Due to related parties	(2,894)
Distributions payable	(1,137)
Interest payable	(364)
Accrued stockholder servicing fees (3)	(111)
Other liabilities	(3,864)
Preferred stock	(86,597)
Net asset value attributable to common stock	$221,291
Number of outstanding common shares	10,968
____________

(1)	We obtained an appraisal of the Renaissance O’Hare dated December 31, 2021 that valued the property at $17,100.

(2)

As of December 31, 2020, we established as a component of the NAV calculation a $2,250 reserve for the estimated negative impact of the COVID-19 pandemic during 2021 on REO. We have increased this reserve by an additional $1,000 as of December 31, 2021, for expected losses during 2022 for the REO related to the continuing COVID-19 pandemic. Because we had already established a reserve for losses, the loss on REO for the year ended December 31, 2021 set forth below reduces the reserve but has no negative effect on the NAV. Below is a reconciliation of the reserve ($ in thousands):

Beginning reserve balance as of December 31, 2020	$(2,250)
Less: Net loss on real estate owned for the year ended December 31, 2021:
Revenue from real estate owned	8,109
Real estate owned operating expense	(10,344)
Non-cash adjustment for ground lease	387
Net loss from real estate owned	(1,848)
Additional reserve	(1,000)
Reserve balance as of December 31, 2021	$(1,402)

(3)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of December 31, 2021, we have accrued under GAAP $700 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of December 31, 2021, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of December 31, 2021 ($ and shares in thousands except for per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$191,462	$13,328	$7,845	$—	$956	$7,687	$221,291
Number of outstanding shares	9,493	659	388	—	47	380	10,968
NAV per share as of December 31, 2021	$20.1689	$20.2156	$20.2149	$—	$20.2102	$20.2160	$20.1761

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of December 31, 2021
Stockholders' equity per GAAP	$307,145
Adjustments:
Unamortized stockholder servicing fee and other expenses	603
Unamortized offering costs	2,419
Real estate owned non-cash adjustments	1,866
Fair value of real estate owned adjustment	(6,052)
Fair value loan adjustment	1,907
Net asset value	$307,888
Preferred Stock Adjustments:
Preferred stock liquidation value	(90,000)
Unamortized preferred stock offering costs	3,420
Accrued preferred stock dividend	(17)
Net asset value attributable to common stock	$221,291

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from the Offerings, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities, which may include CLOs. During the year ended December 31, 2020, proceeds from the sale of CMBS and one commercial loan provided additional cash.

Cash Flow Analysis

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019

Net cash provided by operating activities	$11,644	$11,998	$10,078
Net cash (used in) provided by investing activities	$(222,394)	$163,931	$(317,580)
Net cash provided by (used in) financing activities	$195,911	$(141,461)	$316,644
Net (decrease) increase in cash and cash equivalents	$(14,839)	$34,468	$9,142

We experienced a net decrease in cash and cash equivalents of $14,839 for the year ended December 31, 2021 compared to a net increase of $34,468 for the year ended December 31, 2020. The decrease in cash for the year ended December 31, 2021 is driven by loan originations for the year, mostly funded by proceeds from our Preferred Stock Offering and the sale of loan participations.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2021 for a twelve month term and the maximum advance amount was increased to $350,000. Advances under the CF Repo Facility for current loans accrue interest at a per annum rate equal to LIBOR plus 1.75% to 2.50% with a 0.15% to 0.75% floor. The CF Repo Facility is generally subject to certain financial covenants. We were in compliance with all financial covenant requirements as of December 31, 2021.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The maturity date of the JPM Repo Facility is May 6, 2022. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of December 31, 2021.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the CF Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of December 31, 2021.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of December 31, 2021 and 2020:

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Repurchase agreements - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250
____________
(1)	Excluding $41 and $27 of unamortized debt issuance costs as of December 31, 2021 and 2020, respectively.

Loan Participations Sold

On November 15, 2021, we sold a non-recourse senior participation interest in nine first mortgage loans to a third party. Under the loan participation agreement, in the event of default by the underlying mortgagor, any amounts paid are first allocated to the third party before any amounts are allocated to our subordinate interest. As the directing participant in the loan participation agreement, we are entitled to exercise, without the consent of the third party, each of the consent approval and control rights under the applicable underlying mortgage loan documents with a few exceptions. We require the third party’s approval for any modification or amendment to the loan, a bankruptcy plan for an underlying mortgagor where the third party would incur an out-of-pocket loss, or any transfer of the underlying mortgaged property if our approval is required by the underlying mortgage documents. We remain the directing participant unless certain conditions are met related to losses on the property or if the mortgagor is one of our affiliates. In the former case, we may post cash or short-term U.S. government securities as collateral to retain the rights of the directing participant.

The third party, as the senior participation interest holder, will receive interest and principal payments from the borrower until they receive the amounts to which they are entitled. All expenses or losses on the underlying mortgages are allocated first to us and then to the third party. If the underlying mortgage is in default, we will have the option to purchase the third party’s participation interest and remove it from the loan participation agreement.

The following table details our loan participations sold as of December 31, 2021:

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	n/a	2.22
Senior participations (3)	9	$109,772	$109,772	L+2.0%	n/a	2.22
____________
(1)	The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)	As of December 31, 2021, the loan participation sold was non-recourse to us.
(3)	During the year ended December 31, 2021, we recorded $0.3 million of interest expense related to loan participations sold.

Revolving Credit Liquidity Letter Agreements

IREIC, our sponsor, and Sound Point have agreed under separate letter agreements dated July 20, 2021, and July 15, 2021, respectively, to make revolving credit loans to us in an aggregate principal amount outstanding at any one time not to exceed $5,000 and $15,000, respectively (the “IREIC-Sound Point Commitments”) from time to time. Use of the IREIC-Sound Point Commitments is limited to satisfying requirements to maintain cash or cash equivalents under our repurchase and other borrowing arrangements.

Distributions

Common Stock

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

Though we did not calculate the NAV for the months of March through May 2020, we resumed calculating our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S economic outlook had improved. In August 2020, we resumed paying distributions monthly to stockholders of record for all classes of shares. The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares since we resumed paying distributions. The amount of distributions that we may pay in the future is not certain.

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
July 31, 2020	$0.8576	$0.0715
August 31, 2020	$0.8800	$0.0733
September 30, 2020	$0.9000	$0.0750
October 31, 2020	$0.9000	$0.0750
November 30, 2020	$0.9000	$0.0750
December 31, 2020	$0.9000	$0.0750
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 11 – Transactions with Related Parties” in the notes to our consolidated financial statements below. During the years ended December 31, 2021, 2020 and 2019, we did not have shares outstanding of Class S common stock.

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During December 2021, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.459375 per share which was paid on December 30, 2021 to holders of record on December 15, 2021 for the period beginning September 22, 2021 to, but not including, December 30, 2021.

Sources of Distributions to Common Stockholders

	Year Ended December 31,
	2021	2020	2019
Distributions to Holders of Common Stock
Paid in cash	$12,388	$9,251	$16,333
Reinvested in shares	583	245	37
Total distributions	$12,971	$9,496	$16,370
Cash flows from operating activities	$11,644	$11,998	$10,078
____________

For the year ended December 31, 2021, 6.0% of distributions on our common stock were paid from the combined net proceeds of our IPO and Preferred Stock Offering. For the year ended December 31, 2020, none of distributions were paid from the net proceeds of our IPO. For the year ended December 31, 2019, 38.3% of distributions were paid from the net combined proceeds of our Private Offering and IPO.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended December 31, 2021, 2020 and 2019, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of December 31, 2021 and 2020, our debt investment portfolio was 98% and 96% variable rate investments based on LIBOR for various terms, respectively. Borrowings under the Repo Facilities were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2021	December 31, 2020
(-) 50 Basis Points	1.06%	1.13%
(-) 25 Basis Points	1.06%	1.13%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(1.21)%	(1.96)%
(+) 50 Basis Points	(1.91)%	(3.92)%

LIBOR Transition

It appears highly likely that LIBOR will be discontinued by June 30, 2023. Specifically, on March 5, 2021, the ICE Benchmark Administration (“IBA”) confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. On September 29, 2021, the FCA announced that under its new powers, it will compel IBA to publish one, three and six month LIBOR under a synthetic methodology, which will no longer be representative of the underlying market or economic reality the setting is intended to measure, for the duration of 2022. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past. As of December 31, 2021, we believe all of our commercial mortgage loan agreements and our Facilities include fallback language that allows a change to an alternative reference rate to replace LIBOR. Beginning January 1, 2022, all new loans we originate will be based on SOFR.  We do not anticipate making changes to the index on our loans or borrowings originated prior to January 1, 2022 until the earlier of their maturity dates or June 30, 2023 whichever comes first.

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

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Mitchell A. Sabshon	69	Chief Executive Officer and Chairman of the Board
Donald MacKinnon	57	President and Director
Catherine L. Lynch	63	Chief Financial Officer and Treasurer
Matthew Donnelly	51	Chief Investment Officer
Cathleen M. Hrtanek	45	Secretary
Norman A. Feinstein	74	Independent Director
Cynthia Foster Curry	59	Independent Director
Robert N. Jenkins	70	Independent Director

*	As of January 1, 2022

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

Catherine L. Lynch is our Chief Financial Officer and Treasurer, positions she has held since October 2016, and the Chief Financial Officer and Treasurer of the Advisor, positions she has held since August 2016. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, LLC (formerly The Inland Group, Inc.) since June 2012. She serves as the Treasurer and Secretary (since January 1995), the Chief Financial Officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and Chief Financial Officer and Secretary (since June 1995) of the Dealer Manager. She has served as the Chief Financial Officer of IREIT since April 2014 and as a director of IREIT’s business manager since August 2011. Ms. Lynch also served as Chief Financial Officer of IRPT from December 2013 to October 2019 and has served and as Chief Financial Officer of the business manager of IRPT since October 2014. Ms. Lynch also has served as Treasurer of Inland Capital Markets Group, Inc. from January 2008 through October 2010 and as a director of IPCC since May 2012. Ms. Lynch served as the Treasurer of the business manager of IRPT from December 2013 to October 2014, as a director and Treasurer of Inland Investment Advisors, Inc. from June 1995 to December 2014 and as a director and Treasurer of Inland Institutional Capital Partners Corporation from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch holds a B.S. in Accounting from Illinois State University. Ms. Lynch is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

Matthew Donnelly is our Chief Investment Officer, a position he has held since February 2022. He also serves as Head of Originations for our Sub-Advisor, a position he has held since October 2016. From February 2014 to March 2016, Mr. Donnelly was Head of Originations at Realty Finance Trust, Inc. where he oversaw the origination, underwriting and closing of more than $1.5 billion in bridge and mezzanine loans. From 2008 to 2014, Mr. Donnelly served as Head of Real Estate Finance for Cole Real Estate Investments and was responsible for over $10 billion in financings for the company's managed REITs. These financings included REIT-level corporate facilities as well as project-based loans. Prior to joining Cole, Mr. Donnelly was a Managing Director in real estate finance from 1999 to 2008 at Bear Stearns where he managed a team of junior originators and underwriters and was responsible for over $5 billion in CMBS and balance sheet loans. In 1995, Mr. Donnelly began his real estate finance career as a loan officer for Community Preservation Corporation, a non-profit lender focused on low income housing construction and rehabilitation loans on properties in New York City. Mr. Donnelly holds a B.A. in Economics from Fordham University and has a M.A. in Real Estate Investment from New York University.

Cathleen M. Hrtanek is our Secretary, a position she has held since March 2022. She also serves as the Secretary of the Advisor, a position she has held since August 2016. Ms. Hrtanek joined Inland in 2005 and is currently an Assistant General Counsel and Vice President of The Inland Real Estate Group, LLC. In her capacity as Assistant General Counsel, Ms. Hrtanek represents many of the entities that are part of Inland on a variety of legal matters. Ms. Hrtanek has served as the Secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, Secretary of IRPT and its business manager since December 2013 and Secretary of IREIT and its business manager since August 2011. Ms. Hrtanek has also served as the Secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 through July 2014 and its business manager from September 2008 through March 2016, and as the Secretary of IPCC from August 2009 to May 2017. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and holds a B.A. in Political Science and French from the University of Notre Dame and a J.D. from Loyola University Chicago School of Law.

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

Cynthia Foster Curry is one of our independent directors, a position she has held since October 2016. Ms. Foster Curry has served as the Chief Revenue Officer of LEX-Markets since January 2021, a commercial real estate marketplace that takes commercial buildings public through single-asset initial public offerings. From January 2015 to January 2021, Ms. Foster Curry served as President, National Office Brokerage and Valuation of Colliers International (“Colliers”), where she lead Colliers’ national office platform across service lines including office leasing, tenant and landlord representation, investment sales, leasing agency, property management and valuation. Prior to joining Colliers, Ms. Foster Curry served as Executive Managing Director at Cushman & Wakefield Inc. from June 2001 to January 2015. Ms. Foster Curry has also worked in the real estate investment banking group at Lazard Ltd., where she focused on large portfolio restructurings. Ms. Foster has over 25 years of experience leading significant commercial real estate transactions and developing new business initiatives for multinational clients across a wide geographic range. Ms. Foster Curry currently serves as Vice Chairperson and Trustee of the Urban Land Institute and as the Colliers delegate for the Urban Land Institute Real Estate Round Table. Ms. Foster Curry is a co-founder of the Committee of Professional Women, and she serves as a member of the Board of Trustees and the executive committee for the Hospital for Special Surgery, the Board of Advisors for the Westchester Children’s Museum and the Board of Trustees for the Museum for the City of New York. Ms. Foster Curry holds a B.A. in the History of Science from Skidmore College and an M.B.A. from Harvard University. Ms. Foster Curry is a licensed real estate broker in the State of New York. We believe that Ms. Foster Curry’s 25 years of experience in commercial real estate transactions make her well qualified to serve as a member of our Board.

Robert N. Jenkins is one of our independent directors, a position he has held since October 2016. Mr. Jenkins has also served as Executive Vice President of Municipal Capital Appreciation Partners (“MCAP”), from June 2016 until May 2021, where he was responsible for multifamily acquisitions and dispositions, and fund marketing and administration. Prior to joining MCAP, Mr. Jenkins served as Executive Director at W. P. Carey Inc. from January 2003 to March 2016, where he was responsible for the mortgage financing activities in the domestic net leased portfolio and for hotel acquisition financing in two managed funds. Previously, Mr. Jenkins was a Vice President at MetLife Real Estate Investments, where he headed the Real Estate Capital Markets Group and served as a senior member of the real estate department. Prior to joining MetLife Real Estate Investments, Mr. Jenkins worked for several real estate firms, including Eastdil Secured, LLC and Trammell Crow Company. Mr. Jenkins holds a B.A. in English from Colorado College and an M.B.A. from Columbia University Graduate School of Business. We believe that Mr. Jenkins’ commercial real estate and finance experience makes him well qualified to serve as a member of our Board.

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

Advisor and Sub-Advisor Board Nomination Rights

Our bylaws require that nominees for election as a director, whether by the stockholders or by the Board, shall include such number of individuals as are entitled to be designated for nomination pursuant to the Advisory Agreement and the Sub-Advisory Agreement between the Advisor and the Sub-Advisor (the “Sub-Advisory Agreement”). For so long as the Advisory Agreement and the Sub-

Advisory Agreement are in effect, and subject to our charter and bylaws, the Advisor and the Sub-Advisor shall each have the right to designate for nomination, subject to the approval of such nomination by our Board, one director to the slate to be voted on by the stockholders; provided however, that in the event the number of directors constituting the Board is increased by a vote of the Board pursuant to the charter and bylaws, such number of director nominees which each of the Advisor and the Sub-Advisor is entitled shall be increased as necessary by a number that will result in such nominees representing not less than 20% of the total number of directors. We refer to the director designated for nomination by the Advisor as the “Advisor affiliated director nominee” and the director designated for nomination by the Sub-Advisor as the “Sub-Advisor affiliated director nominee.” The Advisor and the Sub-Advisor shall also have the right to consult with each other and jointly designate for nomination, subject to the approval of such nomination by our Board, three individuals to serve as independent directors; provided, however, that in the event the number of directors constituting the Board is increased by a vote of our Board pursuant to our charter and bylaws, such number of independent director nominees which the Advisor and the Sub-Advisor are entitled to designate shall be increased as necessary by a number that will result in such nominees representing not less than the minimum number of independent directors required under applicable law and pursuant to our charter and bylaws.

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

•	approve and oversee our debt financing strategies;
•	approve and monitor the relationship among us, our operating partnership, the Advisor and the Sub-Advisor;
•	review our fees and expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are in the best interest of our stockholders;
•	adopt valuation guidelines to be used in connection with the calculation of our NAV and monitor compliance with the valuation guidelines;
•	determine our distribution policy and authorize distributions from time to time; and
•	oversee our SRP.

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

Committees of our Board of Directors

Our Board is responsible for supervising our entire business. However, pursuant to our charter, our Board may delegate some of its powers to one or more committees as deemed appropriate by the Board, provided that each committee consists of at least a majority of independent directors.

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

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2021 (dollar amounts in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Norman A. Feinstein	$25	$10	—	—	—	—	$35
Cynthia Foster Curry	$25	$10	—	—	—	—	$35
Robert N. Jenkins	$30	$10	—	—	—	—	$40

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 10, 2022, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Percentage(2)
Mitchell A. Sabshon(3)	50,588	*
Donald MacKinnon(4)	27,828	*
Norman A. Feinstein	6,237	*
Cynthia Foster Curry	12,237	*
Robert N. Jenkins	6,237	*
Catherine L. Lynch	600	*
Roderick S. Curtis(5)	400	*
Andrew Winer(4)(6)	13,345	*
Matthew Donnelly(4)(6)	—	*
Cathleen M. Hrtanek(5)	200	*
All officers and directors as a group (10 persons)	117,672	1.1%

*	Less than 1%
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

(2)	Based on a total of 10,795,091 shares of common stock issued and outstanding as of March 10, 2022.
(3)

The shares owned by the Advisor are deemed to be beneficially owned by Mr. Sabshon. Mr. Sabshon exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.

(4)	The address of such person is 375 Park Avenue, 33rd Floor, New York, New York 10152.
(5)	In March 2022, Mr. Curtis resigned as our Vice President and Secretary , and our Board appointed Ms. Hrtanek as our Secretary.
(6)	In February 2022, Mr. Winer resigned as our Chief Investment Officer , and our Board appointed Mr. Donnelly as our Chief Investment Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	541,924
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	541,924

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

For more information on the related party transactions, including the fees paid to related parties, see “Note 11 – Transactions with Related Parties” in the notes to the financial statements below.

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

Term of Advisory Agreement

The current term of the Advisory Agreement ends December 31, 2022, subject to renewals upon mutual consent of the parties, including an affirmative vote of a majority of our independent directors, for an unlimited number of successive one-year periods. It is the duty of our Board to evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in these evaluations will be reflected in the minutes of the meetings of our Board in which the evaluations occur. The Advisory Agreement may be terminated without cause or penalty by us upon a vote of a majority of the independent directors, or by the Advisor, in each case by providing no fewer than 60 days’ prior written notice to the other party.

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

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions occurring in the year ended December 31, 2021 are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis  by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2021, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2021, and for which they may have been entitled to be reimbursed.

Revolving Credit Liquidity Letter Agreements

IREIC, the Company’s sponsor, and Sound Point have agreed under separate letter agreements dated July 20, 2021, and July 15, 2021, respectively, to make revolving credit loans to the Company in an aggregate principal amount outstanding at any one time not to exceed $5,000 and $15,000, respectively (the “IREIC-Sound Point Commitments”) from time to time until the Termination Date (defined below) of the letter agreements. These letter agreements are identical to each other in all material respects other than the commitment amounts. Use of the IREIC-Sound Point Commitments is limited to satisfying requirements to maintain cash or cash equivalents under the Company’s repurchase and other borrowing arrangements. The “Termination Date” is the earliest of (i) the Maturity Dated (defined below) (ii) the first date on which the Company’s balance sheet equity is equal to or greater than $500,000, (iii) the date IREIC or one of its affiliates is no longer the Company’s Advisor or Sound Point or one of its affiliates is no longer the Company’s Sub-Advisor and (iv) such earlier date on which the commitment will terminate as provided in the letter agreements, for example, because of an event of default. The “Maturity Date” is one year from the date of the agreement, and the Maturity Date will be automatically extended every year for an additional year, unless (a) the lender delivers notice of termination 60 days prior to an anniversary of the letter agreements or (b) and Event of Default (defined below) has occurred and is continuing. Each revolving loan will bear interest at 6.00% per annum. Interest is payable in arrears when principal is paid or repaid and on the Termination Date. Each of the following constitutes an “Event of Default” under the letter agreements: (y) the Company fails to perform or observe any covenant or condition to be performed or observed under the letter agreement (including the obligation to repay a loan in full on the Termination Date) and such failure is not remedied within three business days of its receipt of notice thereof; or (z) the Company becomes insolvent or the subject of any bankruptcy proceeding.

Director Independence

For information relating to our independent directors, see Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2021 and 2020, respectively (dollar amounts in thousands).

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit fees(1)	$440	$366
Audit-related fees	—	—
Tax fees(2)	41	30
All other fees	—	—
Total	$481	$396
____________

(1)

Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements.

(2)	Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2021 and 2020, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 86 - 114 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 84 of this Annual Report on Form 10-K.

(a)(3) Exhibits: Refer to Exhibit Index on page 80 of this Annual Report on Form 10-K.

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

3.5	Certificate of Correction of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2019 and incorporated by reference)

3.6	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed March 19, 2021 and incorporated by reference)

4.2	Form of certificate representing the Series A Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)

4.3*	Description of Registrant’s Securities

10.1

Dealer Manager Agreement, dated as of April 29, 2019, by and between InPoint Commercial Real Estate Income, Inc. and Inland Securities Corporation (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

10.2**

Second Amended and Restated Advisory Agreement, dated as of July 1, 2021, by and among InPoint Commercial Real Estate Income, Inc., InPoint REIT Operating Partnership, LP, and Inland InPoint Advisor, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2021 and incorporated by reference)

10.3

Second Amended and Restated Sub-Advisory Agreement, dated as of July 1, 2021, between Inland InPoint Advisor, LLC and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2021 and incorporated by reference)

10.4

Limited Partnership Agreement of InPoint REIT Operating Partnership, LP, dated October 7, 2016 (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed March 22, 2019 and incorporated by reference)

10.5

Amendment No. 1 to Limited Partnership Agreement, dated January 30, 2017 (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed March 22, 2019 and incorporated by reference)

10.6

Amendment No. 2 to Limited Partnership Agreement of InPoint REIT Operating Partnership, LP, dated September 22, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2021 and incorporated by reference)

10.7	Independent Director Restricted Share Plan, effective October 25, 2016 (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

10.8	Independent Directors Compensation Plan, effective October 6, 2016 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 12, 2019 and incorporated by reference)

10.9	Form of Restricted Stock Award Agreement (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed March 12, 2019 and incorporated by reference)

10.10

Form of Indemnification Agreement, between InPoint Commercial Real Estate Income, Inc. and each of its officers and directors (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

10.11

Master Repurchase Agreement, dated as of February 15, 2018, by and among Column Financial, Inc., as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.12

Guaranty, dated as of February 15, 2018, by InPoint Commercial Real Estate Income, Inc. in favor of Column Financial, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.13

Uncommitted Master Repurchase Agreement, dated as of May 6, 2019, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.14

Guarantee Agreement, dated as of May 6, 2019, by InPoint Commercial Real Estate Income, Inc. in favor JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.15

Amendment No. 1 to Independent Director Restricted Share Plan of InPoint Commercial Real Estate Income, Inc., effective November 26, 2019 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 11, 2020 and incorporated by reference)

10.16

Loan and Security Agreement, dated March 10, 2021, between Western Alliance Bank and InPoint REIT Operating Partnership, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.17

Promissory Note, dated March 10, 2021, made by InPoint REIT Operating Partnership, LP to Western Alliance Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.18

Guaranty Agreement, dated March 10, 2021, executed by InPoint Commercial Real Estate Income, Inc., as Guarantor, for the benefit of Western Alliance Bank, as Lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.19

Agreement dated May 6, 2021, between InPoint JPM Loan LLC, a Delaware limited liability company, and InPoint Commercial Real Estate Income, Inc. and JPMorgan Chase Bank, National Association, a national banking association, extending the maturity date of the Master Repurchase Agreement and reaffirming the Guarantee of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 12, 2021 and incorporated by reference)

10.20

Expense Limitation Agreement made as of July 1, 2021 by and among InPoint Commercial Real Estate Income, Inc., Inland InPoint Advisor, LLC, and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.21

Underwriting Agreement, dated September 15, 2021, by and between the Company, the Operating Partnership, the Advisor and Raymond James & Associates, Inc. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2021 and incorporated by reference)

10.22*	Master Participation Agreement, dated as of November 15, 2021, by and among InPoint REIT Operating Partnership, LP, and American Family Life Assurance Company of Columbus

21.1*	List of Subsidiaries of InPoint Commercial Real Estate Income, Inc.

24.1*	Power of Attorney (included in the signature page)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as part of this Annual Report on Form 10-K.
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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
Date:	March 11, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Mitchell A. Sabshon	Chief Executive Officer and Chairman of the Board	March 11, 2022
Name:	Mitchell A. Sabshon	(principal executive officer)

By:	/s/ Donald MacKinnon	President and Director	March 11, 2022
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 11, 2022
Name:	Catherine L. Lynch	(principal financial officer and principal accounting officer)

By:	/s/ Norman A. Feinstein	Director	March 11, 2022
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster Curry	Director	March 11, 2022
Name:	Cynthia Foster Curry

By:	/s/ Robert N. Jenkins	Director	March 11, 2022
Name:	Robert N. Jenkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 11, 2022

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$57,268	$72,107
Commercial mortgage loans at cost, net of allowance for loan loss of $0	665,498	441,814
Real estate owned, net of depreciation	31,535	32,474
Finance lease right of use asset, net of amortization	5,454	5,525
Deferred debt finance costs	1,202	1,001
Accrued interest receivable	1,416	1,168
Prepaid expenses and other assets	2,055	902
Total assets	$764,428	$554,991
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	307,083	290,699
Credit facility payable	14,350	—
Loan participations sold, net	109,772	—
Finance lease liability	17,105	16,790
Loan fees payable	—	401
Due to related parties	2,894	2,093
Interest payable	364	292
Distributions payable	1,137	867
Accrued expenses	4,578	3,593
Total liabilities	457,283	314,735
Stockholders' Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized, 3,600,000 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4	—
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 9,492,939 and 10,151,787 shares issued and outstanding at December 31, 2021 and 2020, respectively	9	10
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 659,270 and 655,835 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 388,099 and 398,233 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 47,298 and 50,393 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 380,218 and 381,955 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid in capital (net of offering costs of $29,534 and $24,964 as of December 31, 2021 and 2020, respectively)	359,406	287,498
Accumulated deficit	(52,275)	(47,253)
Total stockholders' equity	307,145	240,256
Total liabilities and stockholders’ equity	$764,428	$554,991

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest income:
Interest income	$28,988	$33,490	$34,290
Less: Interest expense	(8,801)	(10,317)	(14,035)
Net interest income	20,187	23,173	20,255
Revenue from real estate owned	8,109	972	—
Total income	28,296	24,145	20,255
Operating expenses:
Advisory fee	3,217	5,528	5,632
Debt finance costs	1,492	1,331	950
Directors compensation	73	94	86
Professional service fees	1,028	2,031	651
Real estate owned operating expenses	10,344	2,709	—
Depreciation and amortization	1,089	405	—
Other expenses	1,180	921	579
Expense reimbursement received from Advisor	—	—	(359)
Total operating expenses	18,423	13,019	7,539
Other (loss) income:
Provision for loan losses	—	(4,726)	—
Realized loss on sale of commercial loan	—	(375)	—
Unrealized gain (loss) in value of real estate securities	—	211	1,032
Realized loss on the sale of real estate securities	—	(35,020)	(43)
Total other (loss) income	—	(39,910)	989
Net income (loss)	9,873	(28,784)	13,705
Series A Preferred Stock dividends	1,654	—	—
Net income (loss) attributable to common stockholders	$8,219	$(28,784)	$13,705
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.72	$(2.49)	$1.53
Weighted average number of shares
Basic	11,480,517	11,561,828	8,958,684
Diluted	11,481,464	11,561,828	8,959,035

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	$—	$6	$—	$—	$—	$—	$—	$148,650	$(6,384)	$142,272
Proceeds from issuance of common stock	—	4	—	—	—	—	—	130,160	—	130,164
Offering costs	—	—	—	—	—	—	—	(10,993)	—	(10,993)
Net income	—	—	—	—	—	—	—	—	13,705	13,705
Common stock distributions declared	—	—	—	—	—	—	—	—	(17,128)	(17,128)
Distribution reinvestment	—	—	—	—	—	—	—	37	—	37
Redemptions	—	—	—	—	—	—	—	(1,911)	—	(1,911)
Equity-based compensation	—	—	—	—	—	—	—	20	—	20
Balance as of December 31, 2019	—	10	—	—	—	—	—	265,963	(9,807)	256,166
Proceeds from issuance of common stock	—	—	1	—	—	—	—	24,268	—	24,269
Offering costs	—	—	—	—	—	—	—	(2,246)	—	(2,246)
Net loss	—	—	—	—	—	—	—	—	(28,784)	(28,784)
Common stock distributions declared	—	—	—	—	—	—	—	—	(8,662)	(8,662)
Distribution reinvestment	—	—	—	—	—	—	—	245	—	245
Redemptions	—	—	—	—	—	—	—	(763)	—	(763)
Equity-based compensation	—	—	—	—	—	—	—	31	—	31
Balance as of December 31, 2020	—	10	1	—	—	—	—	287,498	(47,253)	240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	—	199	—	199
Proceeds from issuance of preferred stock	4	—	—	—	—	—	—	89,996	—	90,000
Offering costs	—	—	—	—	—	—	—	(4,570)	—	(4,570)
Net income	—	—	—	—	—	—	—	—	9,873	9,873
Common stock distributions declared	—	—	—	—	—	—	—	—	(13,241)	(13,241)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,654)	(1,654)
Distribution reinvestment	—	—	—	—	—	—	—	583	—	583
Redemptions	—	(1)	—	—	—	—	—	(14,334)	—	(14,335)
Equity-based compensation	—	—	—	—	—	—	—	34	—	34
Balance as of December 31, 2021	$4	$9	$1	$—	$—	$—	$—	$359,406	$(52,275)	$307,145

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities
Net income (loss)	$9,873	$(28,784)	$13,705
Adjustments to reconcile net income (loss) to cash provided by operations:
Net realized loss on real estate securities	—	35,020	43
Net unrealized gain on real estate securities	—	(211)	(1,032)
Provision for loan losses	—	4,726	—
Realized loss on sale of commercial loan	—	375	—
Depreciation and amortization expense	1,089	405	—
Reduction in the carrying amount of the right-of-use asset	71	24	—
Amortization of equity-based compensation	34	31	20
Amortization of debt finance costs to operating expense	1,492	1,331	950
Amortization of debt finance costs to interest expense	69	79	80
Amortization of bond discount	—	(307)	(808)
Amortization of origination fees	(702)	(1,534)	(1,779)
Amortization of deferred exit fees	6	62	(624)
Amortization of loan extension fees	(314)	—	—
Changes in assets and liabilities:
Accrued interest receivable	(248)	268	(828)
Accrued expenses	985	487	1,059
Loan fees payable	(401)	346	(45)
Accrued interest payable	387	(397)	226
Due to related parties	456	648	(758)
Prepaid expenses and other assets	(1,153)	(571)	(131)
Net cash provided by operating activities	11,644	11,998	10,078
Cash flows from investing activities:
Origination of commercial loans	(337,033)	(69,135)	(329,155)
Origination fees received on commercial loans	—	—	1,951
Loan extension fees received on commercial loans	231	—	—
Principal repayments of commercial loans	114,558	99,727	74,478
Proceeds from sale of commercial loan	—	9,625	—
Acquisition of real estate owned	(150)	347	—
Purchase of real estate securities	—	—	(76,277)
Real estate securities sold	—	121,189	9,211
Real estate securities principal pay-down	—	2,178	2,212
Net cash (used in) provided by investing activities	(222,394)	163,931	(317,580)
Cash flows from financing activities:
Proceeds from issuance of common stock	199	24,269	130,164
Proceeds from issuance of preferred stock	90,000	—	—
Redemptions of common stock	(14,335)	(763)	(1,911)
Payment of offering costs	(4,655)	(1,844)	(10,720)
Proceeds from repurchase agreements	194,101	578,182	1,309,146
Principal repayments of repurchase agreements	(177,703)	(730,830)	(1,092,052)
Proceeds from credit facility	14,350	—	—
Proceeds from sale of loan participations	109,772	—	—
Debt finance costs	(1,776)	(1,224)	(1,650)
Distributions paid to common stockholders	(12,388)	(9,251)	(16,333)
Distributions paid to preferred stockholders	(1,654)	—	—
Net cash provided by (used in) financing activities	195,911	(141,461)	316,644
Net change in cash, cash equivalents and restricted cash	(14,839)	34,468	9,142
Cash, cash equivalents and restricted cash at beginning of period	72,107	37,639	28,497
Cash, cash equivalents and restricted cash at end of period	$57,268	$72,107	$37,639
Supplemental disclosure of cash flow information:

Change in deferred offering costs and accrued offering expenses, included in due to related parties	$—	$—	$(498)
Amortization of deferred exit fees due to related party	$430	$346	$—
Interest paid	$8,729	$10,677	$13,810
Deferred interest capitalized on commercial loan	$—	$386	$—
Transfer of commercial loan on deed-in-lieu of foreclosure to real estate owned	$—	$19,774	$—
Accrued stockholder servicing fee due to related party	$(85)	$401	$273
Distribution reinvestment	$583	$245	$37

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation, a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors (the “Board”). The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an amended and restated advisory agreement dated July 1, 2021 among the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”).

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

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

On March 1, 2021, the SRP was reinstated for the Company’s stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder, and on July 1, 2021, the SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow the Company to repurchase fewer shares than the maximum amount permitted under the SRP, the Company repurchased fewer shares than the maximum amount permitted for the months of July, August, and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, the Company may repurchase fewer shares than these limits in any month, or none. Further, the Board may modify, suspend or terminate the SRP if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

On September 22, 2021, the Company completed an underwritten public offering of 3,500,000 shares of its 6.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a liquidation preference of $25.00 per share (the “Preferred Stock Offering”). In addition, on October 15, 2021, Raymond James & Associates, Inc., as representative of the underwriters, partially exercised their over-allotment option to purchase an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock were issued and sold pursuant to an effective registration statement on Form S-11 (File No. 333-258802) filed with the SEC. The Company received proceeds of approximately $86,307, after underwriter’s discount and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership.

In connection with the Preferred Stock Offering, Regulation M under the Securities Exchange Act of 1934, as amended, prohibited us from selling our shares of common stock in our primary portion of our IPO and repurchasing our shares of common stock through our SRP during the applicable restricted period. After careful consideration of the regulatory requirements, the Board unanimously approved the temporary suspension of the sale of our shares of common stock in the primary portion of our IPO and the operation of our SRP, each effective at 9:30 a.m., Eastern Time, on September 7, 2021, until 9:30 a.m., Eastern Time, on September 15, 2021.

For more information on the Preferred Stock Offering, see “Note 7 – Stockholders’ Equity”.

Please refer to “Note 16 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates to the Company’s business after December 31, 2021 and risk factors related to the COVID-19 pandemic, respectively.

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of December 31, 2021 and 2020, the Company had repaid all outstanding repurchase agreements secured by real estate securities and, therefore, held no restricted cash.

Real Estate Securities at Fair Value

The Company’s real estate securities were comprised of CMBS and were accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company has chosen to make a fair value option election pursuant to ASC Topic 825, Financial Instruments for its securities and, therefore, its real estate securities are recorded at fair value on the consolidated balance sheets while they were still held by the Company. The periodic changes in fair value were recorded in period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) in value of real estate securities. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet with changes in fair value recorded to other comprehensive income on the Company’s consolidated statement of changes in stockholders’ equity. Electing the fair value option allowed the Company to record changes in fair value of its investments in the consolidated statements of operations which, in management’s view, more appropriately reflected the results of operations for periods during which they were held.

The Company recorded its transactions in securities on a trade date basis and recognizes realized gains and losses on securities transactions on an identified cost basis.

The Company sold all of its real estate securities during the year ended December 31, 2020 and held no real estate securities as of December 31, 2021 and 2020.

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

December 31, 2021

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

As of December 31, 2021 and 2020, the Company had $665,498 and $441,814 of commercial mortgage loans held for investment, respectively. The Company has not recorded any allowance for loan losses as the Company did not consider a loan loss to be probable.

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

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

Leases

Finance lease right of use ("ROU") assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recorded based on the fair value of the underlying property. Lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Total lease expense is recognized as interest on the finance lease liability and amortization of the ROU asset on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. As of December 31, 2021, the Company had one finance lease assumed as part of a deed-in-lieu of foreclosure of a hotel property during August 2020.

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

December 31, 2021

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

Senior Loan Participations

For several first mortgage loans, the Company sold a non-recourse senior loan participation interest to a third party and retained a subordinate participation interest. These do not qualify as sales under GAAP and are instead presented in a manner similar to a secured borrowing. On the balance sheet, there is a gross presentation with the full loan receivable recorded in Commercial mortgage loans at cost and an offsetting liability to the third party recorded in Loan participations sold, net. Interest income on the mortgage loans continues to be recorded as described above with interest amounts due to the third party for its senior loan participation interest recorded in interest expense.

Equity-Based Compensation

In accordance with the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares are issued to independent directors as compensation. The Company recognizes expense related to the fair value of equity-based compensation awards as operating expense in the consolidated statements of operations. The Company recognizes expense based on the fair value at the grant dated on a straight-line basis over the vesting period representing the requisite service period. See Note 12 – “Equity-Based Compensation” for further information.

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of December 31, 2021 or 2020. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2021. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021, returns for the calendar years 2018, 2019, 2020 and 2021 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses.

For the year ended December 31, 2019, no income tax expense or benefit was recorded.

The Company operates the Renaissance O’Hare Suites Hotel (the “Renaissance O’Hare”) through a taxable REIT subsidiary (“TRS”) that has engaged a third-party hotel management company to manage the hotel under a management contract.  The TRS generated operating losses of $660 and $1,661 in the years ended December 31, 2021 and 2020, respectively. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the operating loss is approximately $188 and $474 for the years ended December 31, 2021 and 2020, respectively. Since the TRS does not currently conduct any activities outside of the operation of Renaissance O’Hare and the hotel operations are not projecting future net taxable income, management does not believe it is more likely than not that the TRS will be able to utilize these net operating losses in future tax periods. As a result, during the year ended December 31, 2020, management recorded a full valuation allowance, in the amount of $474. The Company maintained this valuation allowance in 2021 and recorded an increase of $188 related to the increase in the deferred tax asset.   At December 31, 2021, the Company’s U.S. net operating losses are $2,321. These losses do not expire.

Distributions Payable

Distributions payable represent distributions declared as of the balance sheet date which are payable to stockholders.

Per Share Data

The Company calculates basic and diluted earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Basic earnings (loss) per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. For further information about the Company’s calculation of EPS, see Note 8 – “Net Income Per Share Attributable to Common Stockholders.”

Note 3 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2021:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	36	$650,670	$1,328	$651,998	4.5%	1.6
Credit loans	2	13,500	—	13,500	9.6%	4.4
Total and average	38	$664,170	$1,328	$665,498	4.6%	1.7

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2020:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	26	$425,196	$118	$425,314	5.3%	1.5
Credit loans	3	16,500	—	16,500	9.5%	4.9
Total and average	29	$441,696	$118	$441,814	5.5%	1.6

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2021 and 2020, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance at Beginning of Year	$441,814	$504,702
Loan originations	337,033	69,135
Principal repayments	(114,558)	(99,727)
Amortization of loan origination and deferred exit fees	1,440	1,818
Sale of commercial loan	—	(10,000)
Origination fees and extension fees received on commercial loans	(231)	—
Provision for loan losses	—	(4,726)
Deferred interest capitalized on commercial loan	—	386
Transfer on deed-in-lieu of foreclosure to real estate owned	—	(19,774)
Balance at End of Period	$665,498	$441,814

During May 2020, the Company sold one credit loan with an outstanding principal balance of $10,000 generating proceeds of $9,625. The Company had not previously planned to sell the loan and had classified it as held for investment. The Company recognized a loss of $375 recorded in realized loss on sale of commercial loan.

Allowance for Loan Losses

The following table presents the activity in the Company’s allowance for loan losses:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning of period	$—	$—
Provision for loan losses	—	(4,726)
Charge-offs	—	4,726
Ending allowance for loan losses	$—	$—

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

December 31, 2021

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

As of December 31, 2021, 33 loans had a risk rating of 2 and five had a risk rating of 3. As of December 31, 2020, 19 loans had a risk rating of 2, seven had a risk rating of 3 and three had a risk rating of 4.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments were reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The Company did not hold any real estate securities at December 31, 2021 or 2020 as all of the real estate securities were sold during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company sold all of its CMBS, generating proceeds of $121,189 and a realized loss of $35,020. At December 31, 2019, the Company held 17 CMBS with a total carrying value of $157,869 with a total net unrealized loss of $211. The Company had $43 of realized losses during the year ended December 31, 2019.

Note 5 – Repurchase Agreements and Credit Facilities

On February 15, 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity.  The most recent extension was in November 2021 for a twelve month term and the maximum advance amount was increased to $350,000. Advances under the CF Repo Facility accrue interest at a per annum annual rate equal to LIBOR plus 1.75% to 2.50% with a 0.15% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2021 and 2020.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The maturity date of the JPM Repo Facility is May 6, 2022. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2021 and 2020.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity day of the WA Credit Facility is March 10, 2023. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of December 31, 2021.

The JPM Repo Facility, CF Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Facilities as of December 31, 2021 and 2020 are as follows:

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Repurchase agreements - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251

December 31, 2020					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$250,000	$159,948	$187	$228,359	3.00%	352
JPM Repo Facility	150,000	130,778	105	190,047	2.08%	126
	$400,000	$290,726	$292	$418,406	2.58%	250
____________

(1)	Excluding $41 and $27 of unamortized debt issuance costs as of December 31, 2021 and 2020, respectively.

Note 6 – Loan Participations Sold, Net

On November 15, 2021, the Company sold a non-recourse senior participation interest in nine first mortgage loans to a third party. Under the loan participation agreement, in the event of default by the underlying mortgagor, any amounts paid are first allocated to the third party before any amounts are allocated to the Company’s subordinate interest. The Company, as the directing participant in the loan participation agreement, is entitled to exercise, without the consent of the third party, each of the consent approval and control rights under the applicable underlying mortgage loan documents with a few exceptions. The Company requires the third party’s approval for any modification or amendment to the loan, a bankruptcy plan for an underlying mortgagor where the third party would incur an out-of-pocket loss, or any transfer of the underlying mortgaged property if the Company’s approval is required by the underlying mortgage documents. The Company remains the directing participant unless certain conditions are met related to losses on the property or if the mortgagor is an affiliate of the Company. In the former case, InPoint may post cash or short-term U.S. government securities as collateral to retain the rights of the directing participant.

The third party, as the senior participation interest holder, will receive interest and principal payments from the borrower until they receive the amounts to which they are entitled. All expenses or losses on the underlying mortgages are allocated first to the Company

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

and then to the third party. If the underlying mortgage is in default, the Company will have the option to purchase the third party’s participation interest and remove it from the loan participation agreement.

The financing or transfer of a portion of a loan by the non-recourse sale of a senior interest in the loan through a participation agreement generally does not qualify as a sale under GAAP. Therefore, in this instance, the Company presents the whole loan as an asset and the loan participation sold as a liability on the consolidated balance sheet until the loan is repaid. The obligation to pay principal and interest on these liabilities is generally based on the performance of the related loan obligation. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

The following table details the Company’s loan participations sold as of December 31, 2021:

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	n/a	2.22
Senior participations (3)	9	$109,772	$109,772	L+2.0%	n/a	2.22
____________
(1)	The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)	As of December 31, 2021, the loan participation sold was non-recourse to the Company.
(3)	During the year ended December 31, 2021, the Company recorded $281 of interest expense related to loan participations sold.

Note 7 – Stockholders’ Equity

Preferred Stock Offering

On September 22, 2021, the Company issued and sold 3,500,000 shares of the Series A Preferred Stock at a public offering price of $25.00 per share. The Company also granted the underwriters a 30-day option to purchase an additional 525,000 shares to cover over-allotments. In addition, on October 15, 2021, Raymond James & Associates, Inc., as representative of the underwriters, partially exercised their over-allotment option to purchase an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock were issued and sold pursuant to an effective registration statement on Form S-11 (File No. 333-258802) filed with the SEC. The Company received net proceeds of approximately $86,307, after underwriter’s discount and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership.

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

The Company may not redeem the Series A Preferred Stock prior to September 22, 2026, except in limited circumstances relating to maintaining the Company’s qualification as a REIT and in connection with a Change of Control. On and after September 22, 2026, the Company may, at its option, redeem the Series A Preferred Stock, in whole or from time-to-time in part, at a price of $25.00 per shares of Series A Preferred Stock plus an amount equal to accrued and unpaid dividends (whether or not declared), if any. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or converted by the holder pursuant to its terms (as set forth in the Articles Supplementary).

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all class of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Year ended December 31, 2021	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	—	10,151,787	655,835	398,233	—	50,393	381,955
Issuance of shares	3,600,000	—	4,801	3,673	—	—	976
Distribution reinvestment	—	—	10,992	5,687	—	1,748	10,420
Issuance of restricted shares	—	—	—	—	—	—	1,477
Redemptions	—	(658,848)	(12,358)	(19,494)	—	(4,843)	(14,610)
Ending balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218

	Common Stock
Year ended December 31, 2020	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,182,305	272,006	121,718	—	41,538	100,743
Issuance of shares	—	379,250	274,570	—	8,066	276,618
Distribution reinvestment	—	4,579	1,945	—	789	3,201
Issuance of restricted shares	—	—	—	—	—	1,393
Redemptions	(30,518)	—	—	—	—	—
Ending balance	10,151,787	655,835	398,233	—	50,393	381,955

	Common Stock
Year ended December 31, 2019	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	5,940,744	—	—	—	—	—
Issuance of shares	4,315,524	271,382	121,385	—	41,298	99,244
Distribution reinvestment	—	624	333	—	240	302
Issuance of restricted shares	2,400	—	—	—	—	1,197
Redemptions	(76,363)	—	—	—	—	—
Ending balance	10,182,305	272,006	121,718	—	41,538	100,743

During the year ended December 31, 2021, the Company issued shares in the IPO at an average price per share of $20.42 with total net proceeds, including proceeds from the DRP, of $(110) after offering costs of $892. In addition, the Company incurred $26 in reimbursable deferred offering costs that are payable to the Advisor and Sub-Advisor. The Company also issued shares of Series A Preferred Stock at an average price per share of $25.00 with total net proceeds of $86,307 after offering costs of $3,693.

During the year ended December 31, 2020, the Company issued shares in the IPO at an average price per share of $25.83 with total net proceeds, including proceeds from the DRP, of $22,267 after offering costs of $2,246. In addition, the Company incurred $70 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor.

During the year ended December 31, 2019, the Company issued shares in the Private Offering and the IPO (collectively, the “Offerings”) at an average price per share of $26.84 with total net proceeds of $119,208 after offering costs of $10,993. In addition, the Company incurred $390 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor.

Distributions

Common Stock

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

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

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
July 31, 2020	$0.8576	$0.0715
August 31, 2020	$0.8800	$0.0733
September 30, 2020	$0.9000	$0.0750
October 31, 2020	$0.9000	$0.0750
November 30, 2020	$0.9000	$0.0750
December 31, 2020	$0.9000	$0.0750
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 11 – Transactions with Related Parties” below. During the years ended December 31, 2021, 2020 and 2019, the Company did not have shares outstanding of Class S common stock.

Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2021 were $11,577, $767, $395, $54 and $448, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2020 were $7,768, $419, $213, $33 and $229, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2019 were $16,967, $82, $40, $12 and $27, respectively.

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During December 2021, our Board declared a quarterly dividend on the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

Series A Preferred Stock in the amount of $0.459375 per share which was paid on December 30, 2021 to holders of record on December 15, 2021 for the period beginning September 22, 2021 to, but not including, December 30, 2021.

The table below presents the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the years ended December 31, 2021, 2020 and 2019. The tables exclude from dividend declaration any month when there were no outstanding shares for a class of stock.

Year ended December 31, 2021
	Preferred Stock (1)	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4594	$1.1669	$1.1669	$1.1669	$—	$1.1669	$1.1669
Stockholder servicing fee per share	N/A	N/A	N/A	0.1720	—	0.0507	N/A
Net distributions declared per share	$0.4594	$1.1669	$1.1669	$0.9949	$—	$1.1162	$1.1669

Year ended December 31, 2020
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.7648	$0.7148	$0.7148	$—	$0.7148	$0.7148
Stockholder servicing fee per share	N/A	N/A	$0.1270	—	0.0373	N/A
Net distributions declared per share	$0.7648	$0.7148	$0.5878	$—	$0.6775	$0.7148

Year ended December 31, 2019
	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.9200	$0.5400	$0.6750	$—	$0.5400	$0.6750
Stockholder servicing fee per share	N/A	N/A	0.0890	—	0.0209	N/A
Net distributions declared per share	$1.9200	$0.5400	$0.5860	$—	$0.5191	$0.6750

(1)	Distributions on preferred stock are only for a partial year following their issuance on September 22, 2021.

As of December 31, 2021 and 2020, distributions declared but not yet paid amounted to $1,137 and $867, respectively.

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

Company’s shares would cause the percentage ownership or other limitations contained in the Company’s charter to be violated. Participants may terminate their participation in the DRP with five business days’ prior written notice to the Company.

On March 24, 2020, the Board suspended the IPO, effective immediately, and the DRP, effective April 6, 2020.

In determining to suspend the IPO and the DRP, the Board considered various factors, including the economic impact of the COVID-19 pandemic, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions. After determining that there had been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook, the Advisor resumed calculation of the NAV beginning as of June 30, 2020 , and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s registration statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

During the year ended December 31, 2021, the Company received proceeds from the DRP totaling $583 at an average price per share of $20.22. During the year ended December 31, 2020, the Company received proceeds from the DRP totaling $245 at an average price per share of $23.24.

Share Repurchase Plan

The Company adopted a SRP, effective May 3, 2019, whereby on a monthly basis, stockholders who have held their shares of common stock for at least one year may request that the Company repurchase all or any portion of their shares.

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

During the year ended December 31, 2021, after reinstatement of the SRP, the Company repurchased $14,335 of common stock at an average price per share of $20.19. During the year ended December 31, 2020, prior to the suspension of the SRP, the Company repurchased $763 of common stock at an average price per share of $25.00. During the year ended December 31, 2019, the Company repurchased $1,911 of common stock at an average price per share of $25.02.

Note 8 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. For the year ended December 31, 2021, 947 additional shares related to common share equivalents were included in the computation of diluted earnings per share because the effect of those common share equivalents was dilutive. For the year ended December 31, 2020, no additional shares related to restricted shares were included in the computations of diluted earnings per share due to the net loss for the year. For the year ended December 31, 2019, 351 additional shares related to restricted shares were included in the computations of diluted earnings per share because the effect of those common share equivalents was dilutive. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 610, 583 and no antidilutive restricted shares for the years ended December 31, 2021, 2020 and 2019, respectively. For further information about the Company’s restricted shares, see Note 12 – “Equity Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

The following table is a summary of the basic and diluted net (loss) income per share attributable to common stockholders computation for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income (loss) attributable to common stockholders	$8,219	$(28,784)	$13,705
Weighted average shares outstanding, basic	11,480,517	11,561,828	8,958,684
Weighted average shares outstanding, diluted	11,481,464	11,561,828	8,959,035
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.72	$(2.49)	$1.53

Note 9 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its real estate loans if the borrower meets certain conditions. As of December 31, 2021 and 2020, the Company had 32 and 20 commercial mortgage loans, respectively, with a total remaining future funding commitment of $74,518 and $50,940, respectively. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 10 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the years ended December 31, 2021, 2020 and 2019.

Note 11 – Transactions with Related Parties

As of December 31, 2021 and 2020, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2021 and 2020, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the years ended December 31, 2021, 2020 and 2019:

	Year Ended	Year Ended	Year Ended	Payable as of December 31,
	December 31, 2021	December 31, 2020	December 31, 2019	2021	2020
Organization and offering expense reimbursement (1)	$26	$70	$390	$—	$—
Selling commissions and dealer manager fee (2)	8	758	7,299	—	—
Advisory fee (3)	3,217	5,528	5,632	321	507
Loan fees(4)	4,597	1,508	2,089	1,983	912
Accrued stockholder servicing fee(5)	(23)	446	277	590	674
Operating expense reimbursement to Advisor (6)	56	1	5	—	—
Expense reimbursement received from Advisor (7)	—	—	(359)	—	—
Total	$7,881	$8,311	$15,333	$2,894	$2,093
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

(3)

The advisory fee is comprised of two separate components: (1) a fixed component payable monthly and (2) a performance component payable annually. Prior to July 1, 2021, the fixed component of the advisory fee was paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment could not exceed 1/12th of 2.5% of the Company’s NAV. Effective July 1, 2021, the fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. The Advisor waived $1,475, $874 and $1,109 of the fixed component of the advisory fees for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the Advisor waived the performance component of the advisory fee of $319 for the year ended December 31, 2019. For the year ended December 31, 2020, the Advisor did not earn the performance component of the advisory fee.

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.
(6)

Prior to July 1, 2021, the Company reimbursed the Advisor for expenses that it (or the Sub-Advisor acting on the Advisor’s behalf) incurs in connection with providing services to the Company, provided that the Company did not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments) and the Company only reimbursed the Advisor for fees payable to its affiliates if they are incurred for legal or marketing services rendered on the Company’s behalf. Effective July 1, 2021, the Company is obligated to reimburse for all of the expenses attributable to the Company or its subsidiaries, including the Operating Partnership, and paid or incurred and submitted to the Company for reimbursement by the Advisor, the Sub-Advisor or their respective affiliates in providing services to the Company under the Advisory Agreement, including personnel and related employment costs.

(7)

The Advisor has agreed to reimburse the Company from time to time for certain costs incurred by the Company. For the year ended December 31, 2019, the Advisor reimbursed the Company $359. There were no expense reimbursements during the years ended December 31, 2021 and 2020. These reimbursements represent one-time cash payments to the Company in order to provide additional operating support to the Company and ensure a certain return for the Company. These cash payments are not subject to Board approval.

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis  by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2021, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2021, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

Revolving Credit Liquidity Letter Agreements

Inland Real Estate Investment Corporation (“IREIC”), the Company’s sponsor, and Sound Point have agreed under separate letter agreements dated July 20, 2021, and July 15, 2021, respectively, to make revolving credit loans to the Company in an aggregate principal amount outstanding at any one time not to exceed $5,000 and $15,000, respectively (the “IREIC-Sound Point Commitments”) from time to time until the Termination Date (defined below) of the letter agreements. These letter agreements are identical to each other in all material respects other than the commitment amounts. Use of the IREIC-Sound Point Commitments is limited to satisfying requirements to maintain cash or cash equivalents under the Company’s repurchase and other borrowing arrangements. The “Termination Date” is the earliest of (i) the Maturity Dated (defined below) (ii) the first date on which the Company’s balance sheet equity is equal to or greater than $500,000, (iii) the date IREIC or one of its affiliates is no longer the Company’s Advisor or Sound Point or one of its affiliates is no longer the Company’s Sub-Advisor and (iv) such earlier date on which the commitment will terminate as provided in the letter agreements, for example, because of an event of default. The “Maturity Date” is one year from the date of the agreement, and the Maturity Date will be automatically extended every year for an additional year, unless (a) the lender delivers notice of termination 60 days prior to an anniversary of the letter agreements or (b) and Event of Default (defined below) has occurred and is continuing. Each revolving loan will bear interest at 6.00% per annum. Interest is payable in arrears when principal is paid or repaid and on the Termination Date. Each of the following constitutes an “Event of Default” under the letter agreements: (y) the Company fails to perform or observe any covenant or condition to be performed or observed under the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

letter agreement (including the obligation to repay a loan in full on the Termination Date) and such failure is not remedied within three business days of its receipt of notice thereof; or (z) the Company becomes insolvent or the subject of any bankruptcy proceeding.

Note 12 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of shares. The table below summarizes total stock grants made at each grant date as of December 31, 2021.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Proportion of total shares that vest annually	Vesting Date Year 1	Vesting Date Year 2	Vesting Date Year 3
March 1, 2018	Class P	1,200	$25.00	$30	1/3	3/1/2019	3/1/2020	3/1/2021
January 7, 2019	Class P	1,200	$25.00	$30	1/3	1/7/2020	1/7/2021	1/7/2022
December 2, 2019	Class I	1,197	$25.07	$30	1/3	12/2/2020	12/2/2021	12/2/2022
December 1, 2020	Class I	1,393	$21.54	$30	1/3	12/1/2021	12/1/2022	12/1/2023
October 14, 2021	Class I	1,477	$20.31	$30	1/3	10/14/2022	10/14/2023	10/14/2024

Under the RSP, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $34, $31 and $20 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had $56 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.35 years. The total fair value at the vesting date for restricted shares that vested during the year ended December 31, 2021 was $33.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	3,391	$23.59
Granted	1,477	20.31
Vested	(1,663)	24.05
Converted	—	—
Forfeited	—	—
Outstanding at December 31, 2021	3,205	$21.85

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

Note 13 – Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and fair value of the financial instruments described in Note 2:

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$57,268	$57,268	$72,107	$72,107
Commercial mortgage loans, net	665,498	667,405	441,814	441,267
Total	$722,766	$724,673	$513,921	$513,374
Financial liabilities
Repurchase agreements - commercial mortgage loans	$307,083	$307,083	$290,699	$290,699
Credit facility payable	14,350	14,350	—	—
Loan participations sold	109,772	109,772	—	—
Total	$431,205	$431,205	$290,699	$290,699

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•

The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The Sub-Advisor estimates the fair values of commercial loans based on a discounted cash flow methodology that analyzes various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders.

•

The estimated fair value of repurchase agreements – commercial mortgage loans, credit facility payable and loan participations sold are Level 3 fair value measurements based on expected present value techniques. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements, credit facilities and loan participations sold with similar characteristics and credit quality.

Note 14 – Real Estate Owned

The following table summarizes the Company’s REO assets as of December 31, 2021:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,345	$(1,493)	$31,535

(1)	Refer to Note 2 – “Summary of Significant Accounting Policies” for useful life of the above assets.
(2)	Represents hotel ground lease interest acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

During February 2021, the Company received a loan under the Paycheck Protection Program (“PPP”) related to the operations of the Renaissance O’Hare. This five-year loan was for $1,093 with a fixed interest rate of 1.00% that does not compound. The PPP was created as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). To be eligible to receive a loan, companies must make a number of certifications related to its operations, employees and size of the business on an application. Companies may also subsequently apply for loan forgiveness under the program provided that it meets requirements limiting any reduction in workforce or in pay.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

The Company qualified and applied for loan forgiveness and was granted forgiveness by the U.S. Small Business Administration. The Company accounted for this PPP loan using a government grant accounting approach. The grant proceeds were initially recorded in accrued expenses on the consolidated balance sheet. Each month, those proceeds were applied as a reduction to payroll-related costs within real estate owned operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses. As of December 31, 2021, no balance remains recorded in accrued expenses for the PPP loan to be absorbed by payroll-related expenses.

Note 15 – Leases

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

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a ROU asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers a reasonable estimate of the Company’s incremental borrowing rate. For the years ended December 31, 2021, 2020 and 2019, total finance lease cost was comprised as follows:

	Years ended December 31,
	2021	2020	2019
Amortization of right-of-use assets	$71	$24	$—
Interest on lease liabilities	1,925	634	—
Total finance lease cost	$1,996	$658	$—

The table below shows the Company’s finance lease right of use asset, net of amortization as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(95)	(24)
Finance lease right of use asset, net of amortization	$5,454	$5,525

Lease payments for the ground lease as of December 31, 2021 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2022	$1,611
2023	1,611
2024	1,745
2025	1,772
2026	1,772
Thereafter	269,686
Total undiscounted lease payments	$278,197
Less: Amount representing interest	(261,092)
Present value of lease liability	$17,105

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

Note 16 – Subsequent Events

The Company has evaluated subsequent events through March 11, 2022, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Distributions

On February 17, 2022, the Company paid distributions for each class of its common stock to stockholders of record as of January 31, 2022 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0146	0.0043	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0896	$0.0999	$0.1042

On February 25, 2022, the Company declared distributions for each class of its common stock to stockholders of record as of February 28, 2022, payable on or about March 17, 2022 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0132	0.0039	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0910	$0.1003	$0.1042

On March 4, 2022, the Company declared a distribution on its Series A Preferred stock to stockholders of record as of March 15, 2022, payable on or about March 30, 2022 in the amount of $0.421875 per share.

Loan Originations

The following table presents each of our commercial mortgage loans originated since December 31, 2021 as of March 11, 2022 ($ in thousands):

Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	State	Property Type	LTV (4)
1/14/22	First mortgage	$36,800	S+3.40%	3.7%	1/9/27	MO	Multifamily	80%
1/20/22	First mortgage	16,153	S+3.65%	3.9%	2/9/27	NC	Retail	63%
1/26/22	First mortgage	14,000	S+3.55%	3.8%	2/9/27	NJ	Industrial	63%
1/28/22	First mortgage	12,300	S+3.30%	3.6%	2/9/27	NC	Multifamily	70%
2/25/22	First mortgage	30,000	S+3.04%	3.3%	3/9/27	NY	Mixed Use	67%
3/1/22	First mortgage	26,185	S+3.40%	3.7%	3/9/27	TX	Multifamily	78%

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. “SOFR” or “S” means CME Group One-Month Term Secured Overnight Financing Rate. The All-in yield is based on a SOFR rate as of March 8, 2022 of 0.26%.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

(4)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2021

(Dollar amounts in thousands)

Type of Loan (1)	Principal Balance (2)	Carrying Amount (2)	Property Type	Cash Coupon (2)	Periodic Payment Terms (3)	Maximum Maturity (4)
First Mortgage Loan 1	$14,650	$14,723	Office	L+4.70%	I/O	1/9/23
First Mortgage Loan 2	16,860	17,113	Office	L+4.50%	I/O	7/9/23
First Mortgage Loan 3	24,411	24,477	Office	L+3.75%	I/O	9/9/23
First Mortgage Loan 4	5,200	5,226	Multifamily	L+3.90%	I/O	12/9/23
First Mortgage Loan 5	16,150	16,170	Hospitality	L+4.20%	I/O	6/9/25
First Mortgage Loan 6	11,659	11,712	Multifamily	L+3.45%	I/O	2/9/24
First Mortgage Loan 7	24,000	24,077	Multifamily	L+3.25%	I/O	6/9/24
First Mortgage Loan 8	13,409	13,475	Multifamily	L+3.25%	I/O	6/9/24
First Mortgage Loan 9	47,746	47,872	Office	L+2.75%	I/O	7/9/24
First Mortgage Loan 10	6,631	6,646	Mixed Use	L+3.60%	I/O	7/9/24
First Mortgage Loan 11	8,258	8,301	Office	L+4.20%	I/O	9/9/24
First Mortgage Loan 12	15,563	15,587	Office	L+3.10%	I/O	10/9/24
First Mortgage Loan 13	20,958	21,056	Office	L+2.90%	I/O	10/9/24
First Mortgage Loan 14	13,907	13,933	Multifamily	L+3.00%	I/O	11/9/24
First Mortgage Loan 15	34,007	34,054	Multifamily	L+3.00%	I/O	12/9/24
First Mortgage Loan 16	21,189	21,283	Office	L+3.30%	I/O	2/9/25
First Mortgage Loan 17	10,320	10,356	Retail	L+3.85%	I/O	3/9/25
First Mortgage Loan 18	9,400	9,415	Retail	L+3.50%	I/O	3/9/25
First Mortgage Loan 19	7,210	7,218	Multifamily	L+4.00%	I/O	10/9/25
First Mortgage Loan 20	13,000	13,049	Office	L+5.00%	I/O	3/9/26
First Mortgage Loan 21	19,903	19,918	Industrial	L+4.00%	I/O	3/9/26
First Mortgage Loan 22	12,090	12,111	Multifamily	L+3.50%	I/O	4/9/26
First Mortgage Loan 23	9,412	9,427	Multifamily	L+3.50%	I/O	4/9/26
First Mortgage Loan 24	9,090	9,090	Industrial	L+4.00%	I/O	5/9/26
First Mortgage Loan 25	27,579	27,579	Multifamily	L+3.15%	I/O	5/9/26
First Mortgage Loan 26	11,200	11,206	Multifamily	L+3.20%	I/O	6/9/26
First Mortgage Loan 27	15,138	15,146	Multifamily	L+3.10%	I/O	6/9/26
First Mortgage Loan 28	20,500	20,543	Mixed Use	L+8.00%	I/O	12/9/23
First Mortgage Loan 29	6,430	6,435	Mixed Use	L+4.50%	I/O	7/9/26
First Mortgage Loan 30	29,350	29,350	Multifamily	L+3.20%	I/O	10/9/26
First Mortgage Loan 31	22,280	22,280	Multifamily	L+2.95%	I/O	11/9/26
First Mortgage Loan 32	24,810	24,810	Multifamily	L+2.90%	I/O	11/9/26
First Mortgage Loan 33	21,150	21,150	Multifamily	L+3.05%	I/O	12/9/26
First Mortgage Loan 34	22,650	22,650	Multifamily	L+2.85%	I/O	12/9/26
First Mortgage Loan 35	39,350	39,350	Multifamily	L+3.05%	I/O	12/9/26
First Mortgage Loan 36	25,210	25,210	Multifamily	L+3.20%	I/O	1/9/27
Credit Loan 1	7,500	7,500	Office	9.20%	I/O	10/11/27
Credit Loan 2	6,000	6,000	Office	10.00%	I/O	10/6/24
	$664,170	$665,498
____________

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor. The weighted average LIBOR floor for these loans was 0.99% as of December 31, 2021. An 80% undivided senior interest in each of loan numbers 1, 2, 3, 4, 8, 10, 13, 14, and 16, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.

(3)	I/O = interest only, P/I = principal and interest.

(4)	Maximum maturity assumes all extension options are exercised.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2021

(Dollar amounts in thousands)

Reconciliation of Commercial Mortgage Loans, At Cost:

The following table reconciles commercial mortgage loans, at cost for the years ended:

	2021	2020	2019

Balance at January 1,	$441,814	$504,702	$249,573
Additions during period:
Loan fundings	337,033	69,135	329,155
Deferred interest capitalized on commercial loan	—	386	—
Amortization of deferred fees and expenses	1,440	1,818	2,403
Deductions during period:
Collections of principal	(114,558)	(99,727)	(74,478)
Sale of commercial loan	—	(10,000)	—
Provision for loan losses	—	(4,726)	—
Transfer on deed-in-lieu of foreclosure to real estate owned	—	(19,774)	—
Net fees capitalized into carrying value of loans	(231)	—	(1,951)
Balance at December 31,	665,498	$441,814	$504,702