Form 10-Q
period 2022-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2022-05-10
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the Registrant had the following shares of common stock outstanding: 9,197,481 shares of Class P common stock, 408,139 shares of Class T common stock, 379,105 shares of Class I common stock, 674,993 shares of Class A common stock, 46,904 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$76,320	$57,268
Commercial mortgage loans at cost, net of allowance for loan loss of $0	730,098	665,498
Real estate owned, net of depreciation	31,321	31,535
Finance lease right of use asset, net of amortization	5,436	5,454
Deferred debt finance costs	857	1,202
Accrued interest receivable	1,471	1,416
Prepaid expenses and other assets	1,823	2,055
Total assets	$847,326	$764,428
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	410,270	307,083
Credit facility payable	—	14,350
Loan participations sold, net	110,016	109,772
Finance lease liability	17,189	17,105
Due to related parties	2,898	2,894
Interest payable	474	364
Distributions payable	1,113	1,137
Accrued expenses	5,599	4,578
Total liabilities	547,559	457,283
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,600,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 9,250,940 and 9,492,939 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 668,495 and 659,270 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 396,742 and 388,099 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 46,786 and 47,298 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 378,108 and 380,218 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital (net of offering costs of $29,877 and $29,534 at March 31, 2022 and December 31, 2021, respectively)	354,538	359,406
Accumulated deficit	(54,785)	(52,275)
Total stockholders’ equity	299,767	307,145
Total liabilities and stockholders’ equity	$847,326	$764,428

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended March 31,
	2022	2021
Income:
Interest income	$8,571	$6,451
Less: Interest expense	(2,741)	(1,894)
Net interest income	5,830	4,557
Revenue from real estate owned	1,760	868
Total income	7,590	5,425
Operating expenses:
Advisory fee	950	737
Debt finance costs	376	431
Directors compensation	21	21
Professional service fees	248	224
Real estate owned operating expenses	3,050	2,155
Depreciation and amortization	282	272
Other expenses	301	220
Net operating expenses	5,228	4,060
Net income	2,362	1,365
Series A Preferred Stock dividends	$1,519	$—
Net income attributable to common stockholders	$843	$1,365
Net income attributable to common stockholders per share basic and diluted	$0.08	$0.12
Weighted average number of shares of common stock
Basic	10,871,052	11,640,959
Diluted	10,871,248	11,640,969

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	$4	$9	$1	$—	$—	$—	$—	$359,406	$(52,275)	$307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	580	—	580
Offering costs	—	—	—	—	—	—	—	(343)	—	(343)
Net income	—	—	—	—	—	—	—	—	2,362	2,362
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,353)	(3,353)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,519)	(1,519)
Distribution reinvestment	—	—	—	—	—	—	—	159	—	159
Redemptions	—	—	—	—	—	—	—	(5,271)	—	(5,271)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance as of March 31, 2022	$4	$9	$1	$—	$—	$—	$—	$354,538	$(54,785)	$299,767

For the three months ended March 31, 2021	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	$10	$1	$—	$—	$—	$—	$287,498	$(47,253)	$240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	1	—	1
Offering costs	—	—	—	—	—	—	(276)	—	(276)
Net income	—	—	—	—	—	—	—	1,365	1,365
Common stock distributions declared	—	—	—	—	—	—	—	(2,892)	(2,892)
Distribution reinvestment	—	—	—	—	—	—	120	—	120
Redemptions	—	—	—	—	—	—	(125)	—	(125)
Equity-based compensation	—	—	—	—	—	—	10	—	10
Balance as of March 31, 2021	$10	$1	$—	$—	$—	$—	$287,228	$(48,780)	$238,459

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$2,362	$1,365
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization expense	282	272
Reduction in the carrying amount of the right-of-use asset	18	18
Amortization of equity-based compensation	7	10
Amortization of debt finance costs to operating expense	376	431
Amortization of debt finance costs to interest expense	25	13
Amortization of origination fees	(125)	(203)
Amortization of loan extension fees	(34)	(97)
Changes in assets and liabilities:
Accrued interest receivable	(55)	(73)
Accrued expenses	1,021	416
Loan fees payable	—	(40)
Accrued interest payable	194	79
Due to related parties	154	76
Prepaid expenses and other assets	232	(112)
Net cash provided by operating activities	4,457	2,155
Cash flows from investing activities:
Origination of commercial loans	(155,810)	(33,286)
Loan extension fees received on commercial loans	51	51
Principal repayments of commercial loans	91,166	77
Acquisition of real estate owned and capital expenditures	(68)	(34)
Net cash used in investing activities	(64,661)	(33,192)
Cash flows from financing activities:
Proceeds from issuance of common stock	580	1
Redemptions of common stock	(5,271)	(125)
Payment of offering costs	(341)	(294)
Proceeds from repurchase agreements	151,770	15,244
Principal repayments of repurchase agreements	(48,556)	—
Principal repayments of credit facility	(14,350)	(626)
Proceeds from sale of loan participations	244	—
Debt finance costs	(83)	—
Distributions paid to common stockholders	(3,218)	(2,626)
Distributions paid to preferred stockholders	(1,519)	—
Net cash provided by financing activities	79,256	11,574
Net change in cash, cash equivalents and restricted cash	19,052	(19,463)
Cash, cash equivalents and restricted cash at beginning of period	57,268	72,107
Cash, cash equivalents and restricted cash at end of period	$76,320	$52,644
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$(152)	$142
Interest paid	$2,631	$1,890
Accrued stockholder servicing fee due to related party	$2	$(18)
Distribution reinvestment	$159	$120

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

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

On October 25, 2016, the Company commenced a private offering (the “Private Offering”) of up to $500,000 of shares of Class P common stock (“Class P shares”). The Company issued 10,258,094 Class P shares in the Private Offering, resulting in gross proceeds of $276,681 and terminated the Private Offering on June 28, 2019.

On March 22, 2019, the Company filed a Registration Statement on Form S-11 (File No. 333-230465) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register up to $2,350,000 in shares of common stock (the “IPO”).

On May 3, 2019, the SEC declared effective the Registration Statement and the Company commenced the IPO. The purchase price per share for each class of common stock in the IPO (Class A, Class I, Class D, Class S and Class T) varies and generally equals the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, serves as the Company’s exclusive dealer manager for the IPO on a best efforts basis. On April 28, 2022, the Company filed a Registration Statement on Form S-11 (File No. 333-264540) with the SEC to register up to $2,200,000 in shares of common stock, which has not yet been declared effective.

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

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

stockholders of record for all classes of its common stock. On October 1, 2020, the SEC declared effective the Company’s post-effective amendment to the Registration Statement, thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

On March 1, 2021, the SRP was reinstated for the Company’s stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder, and on July 1, 2021, the SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow the Company to repurchase fewer shares than the maximum amount permitted under the SRP, the Company repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares was limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). Notwithstanding the foregoing, the Company may repurchase fewer shares than these limits in any month, or none. Further, the Board may modify, suspend or terminate the SRP if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

On September 22, 2021, the Company completed an underwritten public offering of 3,500,000 shares of its 6.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a liquidation preference of $25.00 per share (the “Preferred Stock Offering”). In addition, on October 15, 2021, Raymond James & Associates, Inc., as a representative of the underwriters, partially exercised their over-allotment option to purchase an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock were issued and sold pursuant to a Registration Statement on Form S-11 (File No. 333-258802) filed with the SEC. The Company received net proceeds in the Preferred Stock Offering of $86,310, after underwriter’s discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership (with economic terms that mirror those of the Series A Preferred Stock). For more information on the Preferred Stock Offering, see “Note 6 – Stockholders’ Equity.”

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after March 31, 2022.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022 (the “Annual Report), under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2022.

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

Credit Facility Payable

The Company has a credit facility to finance the acquisition or origination of commercial mortgage loans. This credit facility, when drawn upon, is accounted for as debt. The fees paid for this credit facility are recorded in deferred debt finance costs on the consolidated balance sheet and are amortized straight line over the period of the agreement to debt finance costs on the consolidated statement of operations. For further information on the credit facility, see “Note 4 – Repurchase Agreements and Credit Facilities.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of March 31, 2022 and December 31, 2021, the Company had repaid all outstanding repurchase agreements secured by real estate securities and, therefore, no restricted cash was held.

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

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of March 31, 2022 and December 31, 2021:

March 31, 2022

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	39	$715,314	$1,284	$716,598	4.2%	1.7
Credit loans	2	13,500	—	13,500	9.6%	4.2
Total and average	41	$728,814	$1,284	$730,098	4.3%	1.8

December 31, 2021

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	36	$650,670	$1,328	$651,998	4.5%	1.6
Credit loans	2	13,500	—	13,500	9.6%	4.4
Total and average	38	$664,170	$1,328	$665,498	4.6%	1.7

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

For the three months ended March 31, 2022 and the year ended December 31, 2021, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance at Beginning of Year	$665,498	$441,814
Loan originations	155,810	337,033
Principal repayments	(91,166)	(114,558)
Amortization of loan origination, loan extension and deferred exit fees	7	1,440
Origination fees and extension fees received on commercial loans	(51)	(231)
Balance at End of Period	$730,098	$665,498

Allowance for Loan Losses

During the three-month periods ended March 31, 2022 and 2021, the Company determined that no loan losses were probable and, therefore, did not record an allowance for loan losses. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

As of March 31, 2022, 36 loans had a risk rating of 2 and five had a risk rating of 3. As of December 31, 2021, 33 loans had a risk rating of 2 and five had a risk rating of 3.

Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in November 2021 for a twelve-month term and the maximum advance amount was increased to $350,000. Advances under the CF Repo Facility accrue interest at a per annum annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.75% to 2.50% with a 0.15% to 0.75% floor. The CF Repo

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of March 31, 2022 and December 31, 2021.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The maturity date of the JPM Repo Facility is May 6, 2022. See Note 15 – “Subsequent Events” about the extension of the of the JPM Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of March 31, 2022 and December 31, 2021.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of March 31, 2022 and December 31, 2021.

The JPM Repo Facility, CF Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Facilities as of March 31, 2022 and December 31, 2021:

March 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$301,787	$260	$412,017	2.27%	224
JPM Repo Facility	150,000	108,551	95	149,110	2.26%	36
Total Repurchase Facilities - commercial mortgage loans	500,000	410,338	355	561,127	2.27%	174
WA Credit Facility	75,000	—	16	—	4.00%	344
	$575,000	$410,338	$371	$561,127	2.27%	174

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Total Repurchase Facilities - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251

(1)	Excludes $68 and $41 of unamortized debt issuance costs at March 31, 2022 and December 31, 2021, respectively.

Note 5 – Loan Participations Sold, Net

On November 15, 2021, the Company sold a non-recourse senior participation interest in nine first mortgage loans to a third party. Under the loan participation agreement, in the event of default by the underlying mortgagor, any amounts paid are first allocated to the third party before any amounts are allocated to the Company’s subordinate interest. The Company, as the directing participant in the loan participation agreement, is entitled to exercise, without the consent of the third party, each of the consent approval and control rights under the applicable underlying mortgage loan documents with a few exceptions. The Company requires the third party’s approval for any modification or amendment to the loan, a bankruptcy plan for an underlying mortgagor where the third party would incur an out-of-pocket loss, or any transfer of the underlying mortgaged property if the Company’s approval is required by the underlying mortgage documents. The Company remains the directing participant unless certain conditions are met related to losses on the property or if the mortgagor is an affiliate of the Company. In the former case, the Company may post cash or short-term U.S. government securities as collateral to retain the rights of the directing participant.

The third party, as the senior participation interest holder, will receive interest and principal payments from the borrower until they receive the amounts to which they are entitled. All expenses or losses on the underlying mortgages are allocated first to the Company and then to the third party. If the underlying mortgage is in default, the Company will have the option to purchase the third party’s participation interest and remove it from the loan participation agreement.

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

The following table details the Company’s loan participations sold as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	9	$137,520	$138,276	L+3.6%	1.98
Senior participations (2)(3)	9	$110,016	$110,016	L+2.0%	1.98

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	2.22
Senior participations (2)(3)	9	$109,772	$109,772	L+2.0%	2.22
____________
(1)	The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)	As of March 31, 2022 and December 31, 2021, the loan participations sold were non-recourse to the Company.
(3)	During the three-months ended March 31, 2022, the Company recorded $599 of interest expense related to the loan participations sold.

Note 6 – Stockholders’ Equity

Preferred Stock Offering

On September 22, 2021, the Company issued and sold 3,500,000 shares of the Series A Preferred Stock at a public offering price of $25.00 per share. In addition, on October 15, 2021, Raymond James & Associates, Inc., as representative of the underwriters, partially exercised their over-allotment option and purchased an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock were issued and sold pursuant to a Registration Statement on Form S-11 (File No. 333-258802) filed with the SEC. The Company received net proceeds of $86,310, after underwriter’s discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership.

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

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Three months ended March 31, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218
Issuance of shares	—	—	13,961	11,290	—	—	2,490
Distribution reinvestment	—	—	2,916	1,551	—	446	3,004
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	(241,999)	(7,652)	(4,198)	—	(958)	(7,604)
Ending balance	3,600,000	9,250,940	668,495	396,742	—	46,786	378,108

	Common Stock
Three months ended March 31, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,151,787	655,835	398,233	—	50,393	381,955
Issuance of shares	—	—	—	—	—	64
Distribution reinvestment	—	2,431	1,148	—	358	2,019
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(6,208)	—	—	—	—	—
Ending balance	10,145,579	658,266	399,381	—	50,751	384,038

Distributions – Common Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through March 31, 2022, the Company has not issued any shares of Class S common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898

The table below presents the aggregate and net distributions declared for each applicable class of common stock during the three months ended March 31, 2022 and 2021. The table excludes distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Common Stock
Three months ended March 31, 2022	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	0.0422	—	0.0125	N/A
Net distributions declared per share	$0.3126	$0.3126	$0.2704	$—	$0.3001	$0.3126

	Common Stock
Three months ended March 31, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.2500	$0.2500	$0.2500	$—	$0.2500	$0.2500
Stockholder servicing fee per share	N/A	N/A	0.0424	—	0.0125	N/A
Net distributions declared per share	$0.2500	$0.2500	$0.2076	$—	$0.2375	$0.2500

Dividends - Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During March 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share which was paid on March 30, 2022 to holders of record on March 15, 2022.

As of March 31, 2022, and December 31, 2021, distributions declared but not yet paid amounted to $1,113 and $1,137, respectively.

Note 7 – Net Income (Loss) Per Share

Basic earnings per share (“EPS”) are computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero and 165 antidilutive restricted shares for the three months ended March 31, 2022 and 2021, respectively. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

The following table is a summary of the basic and diluted net income (loss) per share computation for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Net income attributable to common stockholders	$843	$1,365
Weighted average shares outstanding, basic	10,871,052	11,640,959
Dilutive effect of restricted stock	196	10
Weighted average shares outstanding, diluted	10,871,248	11,640,969
Net income attributable to common stockholders per share, basic and diluted	$0.08	$0.12

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of March 31, 2022, the Company had 33 of such loans with a total remaining future funding commitment of $74,918. As of December 31, 2021, the Company had 32 such loans with a total remaining future funding commitment of $74,518. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the three months ended March 31, 2022 and 2021.

Note 10 – Transactions with Related Parties

As of March 31, 2022, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii)  repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of March 31, 2022, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for this investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2022 and 2021 and the amount due to related parties at March 31, 2022 and December 31, 2021:

	Three months ended March 31,		Payable as of March 31,	Payable as of December 31,
	2022	2021	2022	2021
Organization and offering expense reimbursement (1)	$4	$—	$4	$—
Selling commissions and dealer manager fee (2)	21	—	—	—
Advisory fee (3)	950	737	314	321
Loan fees(4)	1,920	558	1,989	1,983
Accrued stockholder servicing fee (5)	14	—	591	590
Operating expense reimbursement to advisor (6)	—	15	—	—
Total	$2,909	$1,310	$2,898	$2,894

(1)

The Company reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the IPO, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the IPO.

(2)

For the IPO, the Dealer Manager is entitled to receive (a) upfront selling commissions of up to 6.0%, and upfront dealer manager fees of up to 1.25%, of the transaction price of each Class A share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 7.25% of the transaction price; (b) upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price; and (c) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class D shares, Class I shares or shares of any class sold pursuant to the DRP. All upfront selling commissions and dealer manager fees will be reallowed (paid) by the Dealer Manager to participating broker-dealers.

(3)

The Advisor is entitled to receive an advisory fee  comprised of two separate components: (1) a fixed component payable monthly and (2) a performance component payable annually. Prior to July 1, 2021, the fixed component of the advisory fee was paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment could not exceed 1/12th of 2.5% of the Company’s NAV. Effective July 1, 2021, the fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. For the three months ended March 31, 2022, the Advisor did not waive any of the fixed component of the advisory fees. For the three months ended March 31, 2021, the Advisor waived $737 of the fixed component of the advisory fees. The Advisor pays fees to the Sub-Advisor for the services it delegates to the Sub-Advisor or may direct the Company to pay a portion of the fees otherwise payable to the Advisor directly to the Sub-Advisor.

(4)

The Company pays the Advisor all new loan origination and administrative fees related to CRE loans held for investment, to the extent that such fees are paid by the borrower. Pursuant to the Sub-Advisory Agreement, the Advisor generally will reallow a portion of loan fees and all administrative fees to the Sub-Advisor.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the three months ended March 31, 2022, the amounts of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that were subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the three months ended March 31, 2022, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

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

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of shares. The table below summarizes total stock grants made at each grant date as of March 31, 2022.

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

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $10, in the aggregate, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $48 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.30 years. The total fair value at the vesting date for restricted shares that vested during the three months ended March 31, 2022 and 2021 was $8 and $16, respectively.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	3,205	$21.85
Granted	—	-
Vested	(400)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at March 31, 2022	2,805	$21.40

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$76,320	$76,320	$57,268	$57,268
Commercial mortgage loans, net	730,098	729,931	665,498	667,405
Total	$806,418	$806,251	$722,766	$724,673
Financial liabilities
Repurchase agreements - commercial mortgage loans	$410,270	$410,270	$307,083	$307,083
Credit facility payable	—	—	14,350	14,350
Loan participations - sold	110,016	110,016	109,772	109,772
Total	$520,286	$520,286	$431,205	$431,205

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•

The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The Sub-Advisor estimates the fair values of commercial loans based on a discounted cash flow methodology that analyzes various factors including capitalization rates, occupancy rates, sponsorship, geographic concentration, collateral type, market conditions and actions of other lenders.

•

The estimated fair values of the repurchase agreements – commercial mortgage loans, credit facility payable and loan participations sold are Level 3 fair value measurements based on expected present value techniques. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements, credit facilities and loan participations sold with similar characteristics and credit quality.

Note 13 – Real Estate Owned

The following table summarizes the Company’s real estate owned assets as of March 31, 2022:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,412	$(1,774)	$31,321

(1)	Refer to “Note 2 – Summary of Significant Accounting Policies” in the Annual Report for useful life of the above assets.
(2)	Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

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

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

subsequently apply for loan forgiveness under the program provided that it meets requirements limiting any reduction in workforce or in pay.

The Company qualified and applied for loan forgiveness and was granted forgiveness by the U.S. Small Business Administration. The Company accounted for this PPP loan using a government grant accounting approach. The grant proceeds were initially recorded in accrued expenses on the consolidated balance sheet. Each month, those proceeds were applied as a reduction to payroll-related costs within real estate owned operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses. As of March 31, 2022, no balance remains recorded in accrued expenses for the PPP loan to be absorbed by payroll-related expenses.

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

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the three months ended March 31, 2022 and 2021, total finance lease cost recorded to real estate owned operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended March 31,
	2022	2021
Amortization of right-of-use assets	$18	$18
Interest on lease liabilities	487	478
Total finance lease cost	$505	$496

The table below shows the Company’s finance lease right of use asset, net of amortization as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(113)	(95)
Finance lease right of use asset, net of amortization	$5,436	$5,454

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

Remaining lease payments for the ground lease as of March 31, 2022 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2022 (remaining)	$1,208
2023	1,611
2024	1,745
2025	1,772
2026	1,772
Thereafter	269,686
Total undiscounted lease payments	$277,794
Less: Amount representing interest	(260,605)
Present value of lease liability	$17,189

Note 15 – Subsequent Events

The Company has evaluated subsequent events through May 10, 2022, the date the financial statements were issued. The following are updates on the Company’s operations since March 31, 2022.

Common Stock Distributions

On April 29, 2022, the Company announced that the Board authorized distributions to stockholders of record as of April 30, 2022, payable on or about May 18, 2022 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0139	—	0.0041	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0903	$—	$0.1001	$0.1042

Loan Originations

The following table presents each of our commercial mortgage loans originated since March 31, 2022 as of May 10, 2022 ($ in thousands):

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (2)	All-in Yield (2)	Maximum Maturity (3)	State	Property Type	LTV (4)
1	4/7/22	First mortgage	$12,700	S+3.25%	4.0%	4/9/27	SC	Multifamily	69%
2	4/19/22	First mortgage	18,230	S+3.40%	4.2%	5/9/26	TX	Multifamily	76%

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. “SOFR” or “S” means CME Group One-Month Term Secured Overnight Financing Rate. The All-in yield is based on a SOFR rate as of May 5, 2022 of 0.80%

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.

(4)	Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited, dollar amounts in thousands, except share data)

Follow-On Registered Public Offering of Common Stock

On April 28, 2022, the Company filed a Registration Statement on Form S-11 (File No. 333-264540) with the SEC to register up to $2,200,000 in shares of common stock. This registration statement has not been declared effective by the SEC.

Extension of JPM Repo Facility

On May 3, 2022, the Company extended the maturity date of the JPM Repo Facility to May 6, 2023 with no other changes to any other loan terms or debt covenants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 (the “Annual Report”), and the factors described below:

•

Market disruptions caused by the economic effects of, or uncertainties surrounding the future effects of, the COVID-19 pandemic have adversely impacted aspects of our operating results and operating condition, particularly the operating results of the Renaissance O’Hare, and may continue to do so, and these effects may become more severe, e.g., if COVID-19 cases increase nationally or in markets that affect the value of our investments;

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

•	Even if our stockholders are able to sell their shares pursuant to our SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Under our charter, we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets and may exceed this limitation with the approval of a majority of our independent directors;
•	Our Advisor and our Sub-Advisor may face conflicts of interest in allocating personnel and resources between their affiliates;
•	None of our agreements with our Advisor, our Sub-Advisor or any affiliates of our Advisor or Sub-Advisor were negotiated at arm’s-length; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relate to the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Q1 2022 Highlights

Operating Results:

•	Net income attributable to common stockholders was $0.8 million, or $0.08 per share during the three months ended March 31, 2022.
•

During the first quarter of 2022, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 6.3% on our aggregate NAV of $19.8225 as of March 31, 2022. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of class-specific fees.

Loan Portfolio:

•	We originated seven floating rate loans totaling $164.7 million with initial funding of $152.1 million during the three months ended March 31, 2022.
•	We had $155.8 million in advances on loans and loan repayments of $91.2 million resulting in a 9.7% increase in our loan portfolio to $730.1 million during the three months ended March 31, 2022.
•	All 41 of our loans were current on their contractual interest payments with no interest deferrals during the three months ended March 31, 2022.

Capital Markets and Financing Activity:

•	We had net drawings of $103.2 million on our repurchase agreements and repaid the $14.4 million outstanding on our credit facility.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies” above and in our Annual Report. There have been no additions to our significant accounting policies for the three months ended March 31, 2022.

Portfolio

We began operations in October 2016 and our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of March 31, 2022 and December 31, 2021:

Floating vs. Fixed Rate Debt Investments:

March 31, 2022	December 31, 2021

All Investments by Type:

March 31, 2022	December 31, 2021

Loans by Property Type:

March 31, 2022	December 31, 2021

Loans by Region:

March 31, 2022	December 31, 2021

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of March 31, 2022 compared to December 31, 2021 were primarily due to loans being repaid and new loans originated during the three months ended March 31,2022, as we invested the proceeds from the offering of our Series A Preferred Stock. Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant from one period to another. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of March 31, 2022	As of December 31, 2021

Principal balance of first mortgage loans	$715,314	$650,670
Number of first mortgage loans	39	36
Principal balance of credit loans	$13,500	$13,500
Number of credit loans	2	2
Total balance of loans	$728,814	$664,170
Total number of loans	41	38
All-in yield (1)	4.3%	4.6%
Weighted average years to maximum maturity	3.8	3.6
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is primarily due to loan originations during the three months ended March 31, 2022, using the proceeds from the offering of our Series A Preferred Stock. The change in the all-in yield was primarily driven by our portfolio mix as the new loans have been at tighter spreads to SOFR due to market conditions.

The table below presents information for each of our commercial mortgage loans as of March 31, 2022:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	5.0%	7/9/23	VA	Office	55%	3
3	9/7/18	First mortgage	24,411	L+3.75%	5.7%	9/9/23	TX	Office	73%	2
4	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
5	12/20/18	First mortgage	16,150	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	3
6	5/31/19	First mortgage	13,409	L+3.25%	5.7%	6/9/24	CA	Multifamily	70%	3
7	6/18/19	First mortgage	47,746	L+2.75%	4.8%	7/9/24	TX	Office	72%	2
8	6/18/19	First mortgage	6,631	L+3.60%	5.8%	7/9/24	CA	Mixed Use	54%	2
9	8/15/19	First mortgage	8,258	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
10	9/27/19	First mortgage	15,626	L+3.10%	4.6%	10/9/24	CA	Office	75%	2
11	10/4/19	First mortgage	21,263	L+2.90%	4.7%	10/9/24	NC	Office	61%	3
12	10/30/19	First mortgage	13,907	L+3.00%	5.0%	11/9/24	CA	Multifamily	80%	2
13	2/6/20	First mortgage	21,189	L+3.30%	4.9%	2/9/25	NJ	Office	69%	2
14	2/20/20	First mortgage	10,320	L+3.85%	5.5%	3/9/25	CA	Retail	57%	2
15	2/28/20	First mortgage	9,400	L+3.50%	5.1%	3/9/25	FL	Retail	78%	2
16	10/13/20	First mortgage	7,210	L+4.00%	5.0%	10/9/25	CA	Multifamily	70%	2
17	3/5/21	First mortgage	13,568	L+5.00%	5.5%	3/9/26	VA	Office	57%	2
18	3/12/21	First mortgage	19,903	L+4.00%	4.5%	3/9/26	MS	Industrial	64%	2
19	4/6/21	First mortgage	12,315	L+3.50%	4.0%	4/9/26	AL	Multifamily	69%	2
20	4/6/21	First mortgage	9,944	L+3.50%	4.0%	4/9/26	AL	Multifamily	78%	2
21	4/15/21	First mortgage	9,090	L+4.00%	4.5%	5/9/26	NJ	Industrial	69%	2
22	5/12/21	First mortgage	27,892	L+3.15%	3.6%	5/9/26	CT	Multifamily	77%	2
23	5/25/21	First mortgage	11,200	L+3.20%	3.7%	6/9/26	TN	Multifamily	80%	2
24	5/26/21	First mortgage	15,327	L+3.10%	3.6%	6/9/26	NV	Multifamily	80%	2
25	7/1/21	First mortgage	6,430	L+4.50%	5.0%	7/9/26	OH	Mixed Use	79%	2
26	10/8/21	First mortgage	29,450	L+3.20%	3.7%	10/9/26	OR	Multifamily	72%	2
27	10/15/21	First mortgage	22,404	L+2.95%	3.4%	11/9/26	VA	Multifamily	77%	2
28	11/12/21	First mortgage	24,810	L+2.90%	3.4%	11/9/26	TX	Multifamily	73%	2
29	11/16/21	First mortgage	21,150	L+3.05%	3.5%	12/9/26	TX	Multifamily	74%	2
30	11/17/21	First mortgage	22,650	L+2.85%	3.3%	12/9/26	SC	Multifamily	71%	2
31	12/9/21	First mortgage	39,350	L+3.05%	3.5%	12/9/26	GA	Multifamily	72%	2
32	12/15/21	First mortgage	25,210	L+3.20%	3.7%	1/9/27	OR	Multifamily	70%	2
33	1/14/22	First mortgage	36,800	S+3.40%	3.7%	1/9/27	MO	Multifamily	80%	2
34	1/20/22	First mortgage	16,153	S+3.65%	4.0%	2/9/27	NC	Retail	63%	2
35	1/26/22	First mortgage	14,000	S+3.55%	3.9%	2/9/27	NJ	Industrial	63%	2
36	1/28/22	First mortgage	12,584	S+3.30%	3.6%	2/9/27	NC	Multifamily	70%	2
37	2/25/22	First mortgage	30,000	S+3.04%	3.3%	3/9/27	NY	Mixed Use	67%	2
38	3/1/22	First mortgage	26,185	S+3.40%	3.7%	3/9/27	TX	Multifamily	78%	2
39	3/25/22	First mortgage	16,668	S+3.30%	3.6%	4/9/27	FL	Industrial	70%	2
40	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	2
41	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$728,814		4.3%				71%

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

An 80% undivided senior interest in each of loan numbers 1, 2, 3, 4, 6, 8, 11, 12, and 13, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.

(3)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of March 31, 2022. Our first mortgage loans are all floating rate and each contains a minimum LIBOR or SOFR floor. As of March 31, 2022, the weighted average LIBOR floor was 0.87% and the weighted average SOFR floor was 0.10%.

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

We entered into master repurchase agreements to fund our loan portfolio. As of March 31, 2022 and December 31, 2021, we had total borrowings of $410,270 (which is net of $68 of unamortized debt issuance costs) and $307,083 (which is net of $41 of unamortized debt issuance costs), respectively. During the three months ended March 31, 2022 and the year ended December 31, 2021, we had weighted average borrowings of $506,764 and $348,639 and weighted average borrowing costs of 2.2% and 2.5%, respectively. The increase in borrowings was due to loans originated during the period that were financed in part under the master repurchase agreements. The decrease in the weighted average borrowing costs was primarily due to new loans on the borrowing lines having lower LIBOR or SOFR floors and the payoff of older loans higher LIBOR floors.

Real Property

We own the Renaissance O’Hare, a 362-room hotel located in Chicago, Illinois. More specifically, we own a ground lease interest in the Renaissance O’Hare and currently pay annual rent of $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2023. This ground lease runs through March 2098.

The Renaissance O’Hare has been, and continues to be, negatively impacted by the COVID-19 pandemic. We recognized a net operating loss from the hotel of $1.3 million in the three months ended March 31, 2022. Although travel is increasing, there are numerous risks and uncertainties still surrounding the continuing and possible future effects of the pandemic, including whether and when a resumption of pre-pandemic levels of travel and in-person meetings and events might happen. Reduced demand for corporate and government travel and in-person meetings, reduced travel from individuals, and uncertainties surrounding the duration and effects of the pandemic persist.

Ultimately, we intend to sell the Renaissance O’Hare and remain focused on our core business of investing in CRE debt. Until we determine to sell the hotel, a third-party management company we have engaged will continue to manage it. To help facilitate operations while we monitor the course of the pandemic and market conditions, the hotel received a $1.1 million loan in the first quarter of 2021 under the federal government’s PPP. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based in part on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. We have used the loan proceeds for these purposes, but there is no assurance that our PPP loan will be forgiven. The following table shows the Renaissance’s O’Hare’s performance trend over the past five quarters.

Period	Average Occupancy Per Night	Revenue Per Available Room	Average Daily Rate
First Quarter 2021	28%	$23	$80
Second Quarter 2021	48%	$43	$89
Third Quarter 2021	57%	$65	$114
Fourth Quarter 2021	47%	$54	$113
First Quarter 2022	48%	$48	$100

The hotel’s performance declined during fourth quarter of 2021 and the first quarter of 2022 relative to the third quarter of 2021, primarily due to normal seasonal activity and the continued impact of the pandemic. During the month of March 2022, Average Occupancy Per Night (52%), Revenue Per Available Room ($58) and Average Daily Rate ($110) all improved relative to January and February and were closer to the performance in the third quarter of 2021. We continue to balance the potential increase in the price of a future sale against the potential for continued operating losses in the face of the uncertainty surrounding the pandemic is difficult. Whether we achieve a sale price that is worth waiting for will likely depend in large part on how the aforementioned uncertainties surrounding the pandemic and the return of leisure and business travel and in-person large group events unfolds, which could result in a favorable sale price or future operating losses even beyond what we are expecting or a loss on sale, any of which could be material to our future results of operations. We will monitor the market for hotel sales while considering, among other things, the performance of the Renaissance O’Hare, relevant market factors and our expected total return weighing current potential disposition prices and redeployment of the sales proceeds into our core investment strategy against the potential disposition prices expected later upon the stabilization of the performance of the hotel.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three Months Ended March 31,
	2022			2021
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$733,301	$8,571	4.7%	$450,268	$6,451	5.7%
Total/Weighted Average	$733,301	$8,571	4.7%	$450,268	$6,451	5.7%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$383,072	$2,005	2.1%	$292,999	$1,894	2.6%
Credit facility—loans	13,712	137	4.0%	—	—	0.0%
Loan participations sold, net	109,980	599	2.2%	—	—	0.0%
Total/Weighted Average	$506,764	$2,741	2.2%	$292,999	$1,894	2.6%
Net interest income/spread		$5,830	2.5%		$4,557	3.1%
Average leverage % (5)	223.7%			186.3%
Weighted average levered yield (6)			10.3%			11.6%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)

Interest income excludes amounts related to bank deposits and Treasury bills not included in the investment portfolio. There were no amounts to exclude in the three months ended March 31, 2022 and 2021.

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

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, Preferred Stock Offering and the sale of our CMBS portfolio to execute our business strategy. The change in the weighted average leverage was primarily due to applying more leverage to our portfolio.

Revenue from Real Estate Owned

During the three months ended March 31, 2022 and 2021, the Renaissance O’Hare generated $1,760 and $868, respectively, in revenue. The increase in revenue was primarily due to increased travel as the pandemic concerns eased from the prior year. While we continue to see improvement, the hotel’s performance has not returned to pre-pandemic levels.

Net Operating Expenses

Net operating expenses for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
Advisory fee	$950	$737
Debt finance costs	376	431
Directors compensation	21	21
Professional service fees	248	224
Real estate owned operating expenses	3,050	2,155
Depreciation and amortization	282	272
Other expenses	301	220
Net operating expenses	$5,228	$4,060

Net operating expenses for the three months ended March 31, 2022 and 2021 were $5,228 and $4,060, respectively. The primary driver of the increase in net operating expenses was related to our real estate operating expenses, which increased as the hotel operations improved with post-pandemic travel increasing. In addition, our advisory fee increased due to the growth in our NAV as a result of the Preferred Stock Offering in September 2021.

Net Income

For the three months ended March 31, 2022 and 2021, our net income was $2,362 and $1,365, or $0.08 and $0.12 per share (basic and diluted), respectively. The increase in net income was primarily due to a $1,273 increase in our net interest income as we increased the size of the loan portfolio. This was offset by an increase in our advisory fees.

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

Our FFO and MFFO are calculated as follows:

	Three months ended March 31,
	2022	2021
GAAP net income attributable to common stockholders	$843	$1,365
Depreciation and amortization	282	272
Funds from operations attributable to common stockholders	$1,125	$1,637

Amortization of debt financing costs	376	431
Non-cash adjustment for ground lease	102	93
Modified funds from operations attributable to common stockholders	$1,603	$2,161

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

The following table provides a breakdown of the major components of our net asset value attributable to common stock:

Components of NAV	As of March 31, 2022
Commercial mortgage loans	$729,931
Real estate owned, net	17,100
Cash and cash equivalents and restricted cash	76,320
Other assets	6,328
Repurchase agreements - commercial mortgage loans	(410,270)
Loan participations sold	(110,016)
Reserve for negative impact of COVID on real estate owned (1)	(214)
Due to related parties	(2,898)
Distributions payable	(1,113)
Accrued interest payable	(474)
Accrued stockholder servicing fees (2)	(123)
Other liabilities	(4,878)
Preferred stock	(86,780)
Net asset value attributable to common stock	$212,913
Number of outstanding shares	10,741

(1)

As of December 31, 2020, we established as a component of the NAV calculation a $2,250 reserve for the estimated negative impact of the COVID-19 pandemic during 2021 on REO. We increased this reserve by an additional $1,000 as of December 31, 2021, for expected losses during 2022 for the REO related to the continuing COVID-19 pandemic. Because we had already established a reserve for losses, the loss on REO for the three months ended March 31, 2022 set forth below reduces the reserve but has no negative effect on the NAV. Below is a reconciliation of the reserve ($ in thousands):

Beginning reserve balance as of December 31, 2021	$(1,402)
Less: Net loss on real estate owned for the three months ended March 31, 2022:
Revenue from real estate owned	1,760
Real estate owned operating expense	(3,050)
Non-cash adjustment for ground lease	102
Net loss from real estate owned	(1,188)
Reserve balance as of March 31, 2022	$(214)

(2)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of March 31, 2022, we have accrued under GAAP $714 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of March 31, 2022, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of March 31, 2022:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$183,298	$13,278	$7,880	$—	$929	$7,509	$212,913
Number of outstanding shares	9,251	668	397	—	47	378	10,741
NAV per share as of March 31, 2022	$19.8140	$19.8622	$19.8615	$—	$19.8546	$19.8595	$19.8225

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of March 31, 2022
Stockholders' equity per GAAP	$299,767
Adjustments:
Unamortized stockholder servicing fee	598
Unamortized offering costs	2,177
Real estate owned non-cash adjustments	2,249
Fair value real estate owned adjustment	(4,931)
Fair value loan adjustment	(167)
Net asset value	$299,693
Preferred Stock Adjustments:
Preferred stock liquidation value	(90,000)
Unamortized preferred stock offering costs	3,237
Accrued preferred stock dividend	(17)
Net asset value attributable to common stock	$212,913

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from our IPO, Preferred Stock Offering and follow-on public offering of common stock, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

Our primary sources of liquidity include $76.3 million in cash, $164.7 million in available capacity on our borrowing facilities, and $20.0 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point.  We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

Our primary liquidity needs include originating new loans and acquiring assets in accordance with our investment objectives, our commitments to repay the principal and interest on our borrowings and pay other financing costs, financing our assets, making advances on our future funding obligations, making distributions to our stockholders, funding our operations which includes paying fees and expenses to our Advisor and Sub-Advisor, payment of offering costs in connection with public offerings of common stock, and other general business needs.

Cash Flow Analysis

	Three months ended March 31,
	2022	2021
Net cash provided by operating activities	$4,457	$2,155
Net cash used in investing activities	(64,661)	(33,192)
Net cash provided by financing activities	79,256	11,574
Net increase (decrease) in cash and cash equivalents	$19,052	$(19,463)

We experienced a net increase in cash and cash equivalents of $19,052 for the three months ended March 31, 2022 compared to a net decrease of $19,463 for the three months ended March 31, 2021. During the three months ended March 31, 2022, we funded $155,810 in mortgage loans and we received $91,166 in principal payments from our loans and $88,864 in net advances on our borrowing facilities.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2021 for a twelve month term and the maximum advance amount was increased to $350,000. Advances under the CF Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 1.75% to 2.50% with a 0.15% to 0.75% floor. The CF Repo Facility is generally subject to certain financial covenants. We were in compliance with all financial covenant requirements as of March 31, 2022 and December 31, 2021.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50%, depending on the attributes of the purchased assets. The maturity date of the JPM Repo Facility is May 6, 2022. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of March 31, 2022 and December 31, 2021.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the CF Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of March 31, 2022.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of March 31, 2022 and December 31, 2021:

March 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$301,787	$260	$412,017	2.27%	224
JPM Repo Facility	150,000	108,551	95	149,110	2.26%	36
Total Repurchase Facilities - commercial mortgage loans	500,000	410,338	355	561,127	2.27%	174
WA Credit Facility	75,000	—	16	—	4.00%	344
	$575,000	$410,338	$371	$561,127	2.27%	174

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Total Repurchase Facilities - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251

(1)	Excludes $68 and $41 of unamortized debt issuance costs at March 31, 2022 and December 31, 2021, respectively.

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

The following table details our loan participations sold as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	9	$137,520	$138,276	L+3.6%	n/a	1.98
Senior participations (3)	9	$110,016	$110,016	L+2.0%	n/a	1.98

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	n/a	2.22
Senior participations (3)	9	$109,772	$109,772	L+2.0%	n/a	2.22
____________
(1)	The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)	As of March 31, 2022 and December 31, 2021, the loan participations sold were non-recourse to us.
(3)	During the year ended March 31, 2022, we recorded $599 million of interest expense related to loan participations sold.

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

Distributions

Common Stock

The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since January 1, 2021.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042

The gross distribution was reduced for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at the net distribution amount for those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements above. Since the IPO and through March 31, 2022, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2021.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During December 2021, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.459375 per share which was paid on December 30, 2021 to holders of record on December 15, 2021 for the period beginning September 22, 2021 to, but not including, December 30, 2021. During March 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share which was paid on March 30, 2022 to holders of record on March 15, 2022.

Sources of Distributions to Common Stockholders

	Three Months Ended March 31,
	2022	2021
Distributions to Holders of Common Stock
Paid in cash	$3,218	$2,626
Reinvested in shares	159	120
Total distributions	$3,377	$2,746
Cash flows from operating activities	$4,457	$2,155

For the three months ended March 31, 2022, all of our distributions paid in cash were paid from cash flows from operating activities generated during the period. For the three months ended March 31, 2021, 17.9% of our distributions paid in cash were paid from cash flows from operating activities generated during the year ended December 31, 2020.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended March 31, 2022.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three months ended March 31, 2022 and 2021, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both March 31, 2022 and December 31, 2021, 98% of our investment portfolio was comprised of variable rate investments based on LIBOR or SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2022	December 31, 2021
(-) 50 Basis Points	2.84%	1.06%
(-) 25 Basis Points	1.00%	1.06%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(0.42)%	(1.21)%
(+) 50 Basis Points	(0.91)%	(1.91)%

For this analysis, LIBOR and SOFR were assumed to not fall below zero.

LIBOR Transition

It appears highly likely that LIBOR will be discontinued by June 30, 2023. Specifically, on March 5, 2021, the ICE Benchmark Administration (“IBA”) confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. On September 29, 2021, the Financial Conduct Authority announced that under its new powers, it will compel IBA to publish one, three and six month LIBOR under a synthetic methodology, which will no longer be representative of the underlying market or economic reality the setting is intended to measure, for the duration of 2022. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past. As of March 31, 2022, we believe all of our commercial mortgage loan agreements and our Facilities include language that allows a change to an alternative reference rate to replace LIBOR, although we and our lenders have not yet concluded on which alternative will be used. Beginning January 1, 2022, all new loans we originate are based on SOFR. In March 2022, the reference rate for our CF Repo Facility converted from LIBOR to SOFR. We do not anticipate making changes to the index on our loans or borrowings originated prior to January 1, 2022 until the earlier of their maturity dates or June 30, 2023, whichever comes first.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We have not sold any securities that were not registered under the Securities Act during the period covered by this report.

Use of Proceeds (dollar amounts in thousands, except share data)

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465) for our IPO of common stock of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation serves as our dealer manager for the common stock IPO.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of March 31, 2022, we had received net offering proceeds of $36.6 million from the common stock IPO. The following table summarizes certain information about the IPO proceeds:

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	688,505	420,434	—	52,586	396,255	1,557,780
Gross proceeds from primary offering	$17,712	$10,511	$—	$1,237	$9,488	$38,948
Reinvestments of distributions	403	200	—	69	352	1,024
Total gross proceeds	18,115	10,711	—	1,306	9,840	39,972
Selling commissions and dealer manager fees	1,030	288	—	—	—	1,318
Stockholder servicing fees	—	616	—	98	—	714
Total expenses	1,030	904	—	98	—	2,032
Net offering proceeds (1)	$17,085	$9,807	$—	$1,208	$9,840	$37,940

(1)	Excludes company-level offering costs of $4,889.

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

As of March 31, 2022, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering:

Series A Preferred Stock
Primary shares sold	3,600,000
Gross proceeds from primary offering	$90,000
Underwriting discounts and commissions	2,835
Other expenses	855
Total expenses	3,690
Net offering proceeds	$86,310

We contributed the net proceeds from the Preferred Stock Offering to our Operating Partnership, which in turn used the net proceeds to originate first mortgage loans and acquire other targeted assets in a manner consistent with its investment strategies and investment guidelines and for general corporate purposes.

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

During the three months ended March 31, 2022, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 — January 31, 2022	142,034	$20.17	142,034	—
February 1 — February 28, 2022	63,716	$20.09	63,716	—
March 1 — March 31, 2022	56,661	$19.87	56,661	—
	262,411	$20.09	262,411	—
________________
(1) Repurchases are limited as described above.

Repurchases of Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a change in control and we do not redeem the shares within 120 days of the change in control event. For the three months ended March 31, 2022, there were no repurchases of our Series A Preferred Stock or conversions of our Series A Preferred Stock to common stock.

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
10.1

Amendment Nos. 1 through 4 to Master Repurchase Agreement, dated as of February 15, 2018, by and among Column Financial, Inc., as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (filed as Exhibit 10.22 to the Registrant’s Post-Effective Amendment No. 6 to Form S-11 filed April 11, 2022, and incorporated by reference)

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	May 10, 2022

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 10, 2022