Form 10-Q
period 2022-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2022-08-12
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the Registrant had the following shares of common stock outstanding: 9,031,086 shares of Class P common stock, 413,699 shares of Class T common stock, 384,309 shares of Class I common stock, 711,605 shares of Class A common stock, 47,145 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$57,969	$57,268
Commercial mortgage loans at cost, net of allowance for loan loss of $0	803,267	665,498
Real estate owned, net of depreciation	31,167	31,535
Finance lease right of use asset, net of amortization	5,418	5,454
Deferred debt finance costs	1,054	1,202
Accrued interest receivable	1,766	1,416
Prepaid expenses and other assets	2,882	2,055
Total assets	$903,523	$764,428
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	474,568	307,083
Credit facility payable	—	14,350
Loan participations sold, net	106,260	109,772
Finance lease liability	17,276	17,105
Due to related parties	2,727	2,894
Interest payable	585	364
Distributions payable	1,097	1,137
Accrued expenses	6,496	4,578
Total liabilities	609,009	457,283
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,600,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 9,044,778 and 9,492,939 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 681,014 and 659,270 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 412,045 and 388,099 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 47,145 and 47,298 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 384,309 and 380,218 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital (net of offering costs of $30,234 and $29,534 at June 30, 2022 and December 31, 2021, respectively)	350,833	359,406
Accumulated deficit	(56,333)	(52,275)
Total stockholders’ equity	294,514	307,145
Total liabilities and stockholders’ equity	$903,523	$764,428

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income:
Interest income	$9,037	$7,223	$17,608	$13,674
Less: Interest expense	(3,620)	(2,231)	(6,361)	(4,125)
Net interest income	5,417	4,992	11,247	9,549
Revenue from real estate owned	4,030	1,744	5,790	2,612
Total income	9,447	6,736	17,037	12,161
Operating expenses:
Advisory fee	931	737	1,881	1,474
Debt finance costs	395	380	771	811
Directors compensation	20	13	41	34
Professional service fees	235	282	483	506
Real estate owned operating expenses	3,950	1,457	7,000	3,612
Depreciation and amortization	277	273	559	545
Other expenses	362	296	663	516
Net operating expenses	6,170	3,438	11,398	7,498
Net income	3,277	3,298	5,639	4,663
Series A Preferred Stock dividends	1,519	—	3,038	—
Net income attributable to common stockholders	$1,758	$3,298	$2,601	$4,663
Net income attributable to common stockholders per share basic and diluted	$0.16	$0.28	$0.24	$0.40
Weighted average number of shares of common stock
Basic	10,694,220	11,640,258	10,782,148	11,640,606
Diluted	10,694,765	11,640,520	10,782,517	11,640,707

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2022	$4	$9	$1	$—	$—	$—	$—	$354,538	$(54,785)	$299,767
Proceeds from issuance of common stock	—	—	—	—	—	—	—	782	—	782
Offering costs	—	—	—	—	—	—	—	(357)	—	(357)
Net income	—	—	—	—	—	—	—	—	3,277	3,277
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,306)	(3,306)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,519)	(1,519)
Distribution reinvestment	—	—	—	—	—	—	—	159	—	159
Redemptions	—	—	—	—	—	—	—	(4,297)	—	(4,297)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance as of June 30, 2022	$4	$9	$1	$—	$—	$—	$—	$350,833	$(56,333)	$294,514

For the three months ended June 30, 2021	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2021	$10	$1	$—	$—	$—	$—	$287,228	$(48,780)	$238,459
Proceeds from issuance of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(169)	—	(169)
Net income	—	—	—	—	—	—	—	3,298	3,298
Common stock distributions declared	—	—	—	—	—	—	—	(3,378)	(3,378)
Distribution reinvestment	—	—	—	—	—	—	140	—	140
Redemptions	—	—	—	—	—	—	(56)	—	(56)
Equity-based compensation	—	—	—	—	—	—	7	—	7
Balance as of June 30, 2021	$10	$1	$—	$—	$—	$—	$287,150	$(48,860)	$238,301

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	$4	$9	$1	$—	$—	$—	$—	$359,406	$(52,275)	$307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	1,362	—	1,362
Offering costs	—	—	—	—	—	—	—	(700)	—	(700)
Net income	—	—	—	—	—	—	—	—	5,639	5,639
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,659)	(6,659)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(3,038)	(3,038)
Distribution reinvestment	—	—	—	—	—	—	—	318	—	318
Redemptions	—	—	—	—	—	—	—	(9,568)	—	(9,568)
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance as of June 30, 2022	$4	$9	$1	$—	$—	$—	$—	$350,833	$(56,333)	$294,514

For the six months ended June 30, 2021	Par Value Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	$10	$1	$—	$—	$—	$—	$287,498	$(47,253)	$240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	1	—	1
Offering costs	—	—	—	—	—	—	(445)	—	(445)
Net income	—	—	—	—	—	—	—	4,663	4,663
Common stock distributions declared	—	—	—	—	—	—	—	(6,270)	(6,270)
Distribution reinvestment	—	—	—	—	—	—	260	—	260
Redemptions	—	—	—	—	—	—	(181)	—	(181)
Equity-based compensation	—	—	—	—	—	—	17	—	17
Balance as of June 30, 2021	$10	$1	$—	$—	$—	$—	$287,150	$(48,860)	$238,301

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$5,639	$4,663
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization expense	559	545
Reduction in the carrying amount of the right-of-use asset	36	36
Amortization of equity-based compensation	15	17
Amortization of debt finance costs to operating expense	771	811
Amortization of debt finance costs to interest expense	55	31
Amortization of origination fees	(199)	(440)
Amortization of deferred exit fees	—	5
Amortization of loan extension fees	(83)	(195)
Changes in assets and liabilities:
Accrued interest receivable	(350)	(147)
Accrued expenses	1,918	(122)
Loan fees payable	—	(320)
Accrued interest payable	392	212
Due to related parties	(124)	84
Prepaid expenses and other assets	(827)	(486)
Net cash provided by operating activities	7,802	4,694
Cash flows from investing activities:
Origination of commercial loans	(234,019)	(137,951)
Loan extension fees received on commercial loans	115	146
Principal repayments of commercial loans	96,366	24,852
Acquisition of real estate owned and capital expenditures	(191)	(39)
Net cash used in investing activities	(137,729)	(112,992)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,362	1
Redemptions of common stock	(9,568)	(181)
Payment of offering costs	(692)	(480)
Proceeds from repurchase agreements	219,362	99,099
Principal repayments of repurchase agreements	(51,855)	(17,932)
Proceeds from credit facility	—	14,350
Principal repayments of credit facility	(14,350)	—
Proceeds from sale of loan participations	648	—
Principal repayments of loan participations	(4,160)	—
Debt finance costs	(700)	(1,053)
Distributions paid to common stockholders	(6,381)	(5,670)
Distributions paid to preferred stockholders	(3,038)	—
Net cash provided by financing activities	130,628	88,134
Net change in cash, cash equivalents and restricted cash	701	(20,164)
Cash, cash equivalents and restricted cash at beginning of period	57,268	72,107
Cash, cash equivalents and restricted cash at end of period	$57,969	$51,943
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$(51)	$240
Interest paid	$6,140	$4,067
Accrued stockholder servicing fee due to related party	$8	$(35)
Distribution reinvestment	$318	$260

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

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

The Company is externally managed by Inland InPoint Advisor, LLC (the “Advisor”), a Delaware limited liability company formed in August 2016 that is a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation (“IREIC”), a member of The Inland Real Estate Group of Companies, Inc. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing the Company’s CRE investment portfolio, subject to the supervision of the Company’s board of directors (the “Board”). The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to a second amended and restated advisory agreement dated July 1, 2021 among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”).

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

June 30, 2022

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

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after June 30, 2022.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022 (the “Annual Report), under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2022.

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

June 30, 2022

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of June 30, 2022 and December 31, 2021, no restricted cash was held by the Company.

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

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which grants smaller reporting companies (as defined by the SEC) until reporting periods commencing after December 15, 2022 to implement ASU 2016-13. As a smaller reporting company, the Company will continue to evaluate the future impact ASU 2016-13, once implemented, will have on its allowance for loan losses estimate.

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of June 30, 2022 and December 31, 2021:

June 30, 2022

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	41	$788,323	$1,444	$789,767	4.8%	1.6
Credit loans	2	13,500	—	13,500	9.6%	3.9
Total and average	43	$801,823	$1,444	$803,267	4.9%	1.7

December 31, 2021

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate	Weighted Average Years to Maturity
First mortgage loans	36	$650,670	$1,328	$651,998	4.5%	1.6
Credit loans	2	13,500	—	13,500	9.6%	4.4
Total and average	38	$664,170	$1,328	$665,498	4.6%	1.7

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

For the six months ended June 30, 2022 and the year ended December 31, 2021, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance at Beginning of Year	$665,498	$441,814
Loan originations	234,019	337,033
Principal repayments	(96,366)	(114,558)
Amortization of loan origination, loan extension and deferred exit fees	231	1,440
Extension fees received on commercial loans	(115)	(231)
Balance at End of Period	$803,267	$665,498

Allowance for Loan Losses

During the six-month periods ended June 30, 2022 and 2021, the Company determined that no loan losses were probable and, therefore, did not record an allowance for loan losses. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

As of June 30, 2022, 39 loans had a risk rating of 2 and four had a risk rating of 3. As of December 31, 2021, 33 loans had a risk rating of 2 and five had a risk rating of 3.

Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in June 2022 for a twelve-month term and the maximum advance amount was increased to $450,000. Advances under the CF Repo Facility accrue interest at a per annum annual rate equal to the one-month term USD Secured Overnight Financing Rate (“SOFR”) plus 1.75% to 2.50% with a 0.15% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of June 30, 2022 and December 31, 2021.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with a 0.00% to 0.25% floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2022, 37% of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.50%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of June 30, 2022 and December 31, 2021.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of June 30, 2022 and December 31, 2021.

The JPM Repo Facility, CF Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Facilities as of June 30, 2022 and December 31, 2021:

June 30, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$450,000	$352,408	$309	$487,361	3.44%	133
JPM Repo Facility	150,000	122,223	120	168,138	3.52%	310
Total Repurchase Facilities - commercial mortgage loans	600,000	474,631	429	655,499	3.46%	179
WA Credit Facility	75,000	—	—	—	4.57%	253
	$675,000	$474,631	$429	$655,499	3.46%	179

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Total Repurchase Facilities - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

(1)	Excludes $63 and $41 of unamortized debt issuance costs at June 30, 2022 and December 31, 2021, respectively.

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

The third party, as the senior participation interest holder, receives interest and principal payments from the borrower until they receive the amounts to which they are entitled. All expenses or losses on the underlying mortgages are allocated first to the Company and then to the third party. If the underlying mortgage is in default, the Company will have the option to purchase the third party’s participation interest and remove it from the loan participation agreement.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

The following table details the Company’s loan participations sold as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Weighted Average Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	8	$132,824	$133,593	L+3.6%	1.74
Senior participations (2)(3)	8	$106,260	$106,260	L+2.0%	1.74

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Weighted Average Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	2.22
Senior participations (2)(3)	9	$109,772	$109,772	L+2.0%	2.22
____________
(1)	The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)	As of June 30, 2022 and December 31, 2021, the loan participations sold were non-recourse to the Company.
(3)	During the six-months ended June 30, 2022, the Company recorded $1,401 of interest expense related to the loan participations sold.

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

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Six months ended June 30, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218
Issuance of shares	—	—	30,850	28,728	—	—	5,872
Distribution reinvestment	—	—	5,972	3,100	—	805	6,060
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	(448,161)	(15,078)	(7,882)	—	(958)	(7,841)
Ending balance	3,600,000	9,044,778	681,014	412,045	—	47,145	384,309

	Common Stock
Six months ended June 30, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	10,151,787	655,835	398,233	—	50,393	381,955
Issuance of shares	—	—	—	—	—	64
Distribution reinvestment	—	5,049	2,541	—	780	4,491
Issuance of restricted shares	—	—	—	—	—	—
Redemptions	(8,986)	—	—	—	—	—
Ending balance	10,142,801	660,884	400,774	—	51,173	386,510

Distributions – Common Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through June 30, 2022, the Company has not issued any shares of Class S common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904

The table below presents the aggregate and net distributions declared for each applicable class of common stock during the six months ended June 30, 2022 and 2021. The table excludes distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Common Stock
Six months ended June 30, 2022	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	0.0842	—	0.0249	N/A
Net distributions declared per share	$0.6252	$0.6252	$0.5410	$—	$0.6003	$0.6252

	Common Stock
Six months ended June 30, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.5417	$0.5417	$0.5417	$—	$0.5417	$0.5417
Stockholder servicing fee per share	N/A	N/A	0.0852	—	0.0251	N/A
Net distributions declared per share	$0.5417	$0.5417	$0.4565	$—	$0.5166	$0.5417

As of June 30, 2022, and December 31, 2021, distributions declared but not yet paid amounted to $1,097 and $1,137, respectively.

Dividends – Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During March 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2022 to holders of record on March 15, 2022. During June 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on June 30, 2022 to holders of record on June 15, 2022.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero antidilutive restricted shares for the three and six months ended June 30, 2022. There were zero and 68 antidilutive restricted shares for the three and six months ended June 30, 2021. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income per share computation for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$1,758	$3,298	$2,601	$4,663
Weighted average shares outstanding, basic	10,694,220	11,640,258	10,782,148	11,640,606
Dilutive effect of restricted stock	545	262	369	101
Weighted average shares outstanding, diluted	10,694,765	11,640,520	10,782,517	11,640,707
Net income attributable to common stockholders per share, basic and diluted	$0.16	$0.28	$0.24	$0.40

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of June 30, 2022, the Company had 36 of such loans with a total remaining future funding commitment of $85,371. As of December 31, 2021, the Company had 32 such loans with a total remaining future funding commitment of $74,518. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the six months ended June 30, 2022 and 2021.

Note 10 – Transactions with Related Parties

As of June 30, 2022, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii)  repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of June 30, 2022, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for this investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2022 and 2021 and the amount due to related parties at June 30, 2022 and December 31, 2021:

	Three months ended June 30,		Six months ended June 30,		Payable as of June 30,	Payable as of December 31,
	2022	2021	2022	2021	2022	2021
Organization and offering expense reimbursement (1)	$3	$—	$7	$—	$7	$—
Selling commissions and dealer manager fee (2)	33	—	54	—	—	—
Advisory fee (3)	931	737	1,881	1,474	308	321
Loan fees(4)	1,028	1,641	2,948	2,199	1,814	1,983
Accrued stockholder servicing fee (5)	18	—	32	—	598	590
Operating expense reimbursement to advisor (6)	—	—	—	15	—	—
Total	$2,013	$2,378	$4,922	$3,688	$2,727	$2,894

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

(3)

The Advisor is entitled to receive an advisory fee comprised of two separate components: (1) a fixed component payable monthly and (2) a performance component payable annually. Prior to July 1, 2021, the fixed component of the advisory fee was paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment could not exceed 1/12th of 2.5% of the Company’s NAV. Effective July 1, 2021, the fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. In addition, if the NAV per share decreases below $25 for any class of shares during the measurement period, any subsequent increase in NAV per share to $25 (or such other adjusted number) will not be included in the calculation of the performance component with respect to that class. For the six months ended June 30, 2022, the Advisor did not waive any of the fixed component of the advisory fees. For the six months ended June 30, 2021, the Advisor waived $1,475 of the fixed component of the advisory fees. The Advisor pays fees to the Sub-Advisor for the services it delegates to the Sub-Advisor or may direct the Company to pay a portion of the fees otherwise payable to the Advisor directly to the Sub-Advisor.

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

June 30, 2022

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the six months ended June 30, 2022, the amounts of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that were subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the six months ended June 30, 2022, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

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

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of shares. The table below summarizes total stock grants made at each grant date as of June 30, 2022.

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

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $15, in the aggregate, for the three and six months ended June 30, 2022. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $17, in the aggregate, for the three and six months ended June 30, 2021. As of June 30, 2022, the Company had $41 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.05 years. The total fair value at the vesting date for restricted shares that vested during the six months ended June 30, 2022 and 2021 was $8 and $16, respectively. There were no restricted shares that vested during the three months ended June 30, 2022 and 2021.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	3,205	$21.85
Granted	—	—
Vested	(400)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at June 30, 2022	2,805	$21.40

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$57,969	$57,969	$57,268	$57,268
Commercial mortgage loans, net	803,267	803,267	665,498	667,405
Total	$861,236	$861,236	$722,766	$724,673
Financial liabilities
Repurchase agreements - commercial mortgage loans	$474,568	$474,568	$307,083	$307,083
Credit facility payable	—	—	14,350	14,350
Loan participations - sold	106,260	106,260	109,772	109,772
Total	$580,828	$580,828	$431,205	$431,205

The following describes the Company’s methods for estimating the fair value for financial instruments:

•	The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•

The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. During the second quarter of 2022, the Company changed the method for calculating the fair value of the commercial mortgage loan portfolio. Since the loans have a short duration to maturity (1.6 years), are not delinquent or impaired and are expected to return par, the Advisor determined the amortized cost is the best estimate of fair value.

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

Note 13 – Real Estate Owned

The following table summarizes the Company’s real estate owned assets as of June 30, 2022:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,534	$(2,050)	$31,167

(1)	Refer to “Note 2 – Summary of Significant Accounting Policies” in the Annual Report for useful life of the above assets.
(2)	Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

During February 2021, the Company received a loan under the Paycheck Protection Program (“PPP”) related to the operations of the Company’s 362-room hotel located in Chicago, Illinois known as the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”). This five-year loan was for $1,093 with a fixed interest rate of 1.00% that does not compound. The PPP was created as part of the Coronavirus Aid, Relief, and Economic Security Act and ended on May 31, 2021. To be eligible to receive a loan, companies had to make a number of certifications related to its operations, employees and size of the business on an application. Companies could subsequently apply for loan forgiveness under the program provided that it meets requirements limiting any reduction in workforce or in pay.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

The Company was granted loan forgiveness by the U.S. Small Business Administration in December 2021. The Company accounted for this PPP loan using a government grant accounting approach. The grant proceeds were initially recorded in accrued expenses on the consolidated balance sheet. Each month, those proceeds were applied as a reduction to payroll-related costs within real estate owned operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses. As of June 30, 2022, no balance remains recorded in accrued expenses for the PPP loan to be absorbed by payroll-related expenses.

Note 14 – Leases

The Company is the lessee under one ground lease. The ground lease, which commenced on April 1, 1999, was assumed as part of the Renaissance O’Hare acquired through a deed-in-lieu of foreclosure transaction on August 20, 2020 and extends through March 31, 2098. The lease is classified as a finance lease. Under the ground lease, the Company is prohibited from mortgaging the land but is not prohibited from making a leasehold mortgage for property constructed on the land. The Company may terminate the lease as of March 31, 2049, March 31, 2065 and March 31, 2081, provided that twelve months’ notice is provided to the lessor prior to those respective dates.

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the three and six months ended June 30, 2022 and 2021, total finance lease cost recorded to real estate owned operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Amortization of right-of-use assets	$18	$18	$36	$36
Interest on lease liabilities	489	480	976	958
Total finance lease cost	$507	$498	$1,012	$994

The table below shows the Company’s finance lease right of use asset, net of amortization as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(131)	(95)
Finance lease right of use asset, net of amortization	$5,418	$5,454

Remaining lease payments for the ground lease as of June 30, 2022 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2022 (remaining)	$805
2023	1,611
2024	1,745
2025	1,772
2026	1,772
Thereafter	269,687
Total undiscounted lease payments	$277,392
Less: Amount representing interest	(260,116)
Present value of lease liability	$17,276

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 15 – Subsequent Events

The Company has evaluated subsequent events through August 12, 2022, the date the financial statements were issued. The following are updates on the Company’s operations since June 30, 2022.

Common Stock Distributions

On July 28, 2022, the Company announced that the Board authorized distributions to stockholders of record as of July 31, 2022, payable on or about August 17, 2022 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0143	—	0.0042	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0899	$—	$0.1000	$0.1042

Series A Preferred Stock Repurchase Program

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company may repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock may be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Company cannot predict when or if it will repurchase any shares of Series A Preferred Stock. The Series A Preferred Repurchase Program may be suspended, extended or terminated by the Company at any time without prior notice.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 10, 2022 and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022 (the “Annual Report”), and the factors described below:

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

The following discussion and analysis relate to the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Q2 2022 Highlights

Operating Results:

•	Net income attributable to common stockholders was $1.8 million, or $0.16 per share during the three months ended June 30, 2022.
•

During the second quarter of 2022, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 6.4% on our aggregate NAV of $19.6320 as of June 30, 2022. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of class-specific fees.

Loan Portfolio:

•	We originated three floating-rate loans totaling $88.7 million with initial funding of $74.2 million during the three months ended June 30, 2022.
•	We had $78.2 million in advances on loans and loan repayments of $5.2 million resulting in a 10% increase in our loan portfolio to $803.3 million during the three months ended June 30, 2022.
•	All 43 of our loans were current on their contractual interest payments with no interest deferrals during the three months ended June 30, 2022.

Capital Markets and Financing Activity:

•	We had net drawings of $64.3 million on our repurchase agreements during the three months ended June 30, 2022.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no additions to our significant accounting policies for the three months ended June 30, 2022.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of June 30, 2022 and December 31, 2021:

Floating vs. Fixed Rate Debt Investments:

June 30, 2022	December 31, 2021

All Investments by Type:

June 30, 2022	December 31, 2021

Loans by Property Type:

June 30, 2022	December 31, 2021

Loans by Region:

June 30, 2022	December 31, 2021

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of June 30, 2022 compared to December 31, 2021 were primarily due to loans being repaid and new loans originated during the six months ended June 30, 2022. Due to the small number of investments in our portfolio, the changes in the portfolio composition may be significant from one period to another. We anticipate that these changes will become less significant as our portfolio increases in size.

Commercial Mortgage Loans Held for Investment

	As of June 30, 2022	As of December 31, 2021

Principal balance of first mortgage loans	$788,323	$650,670
Number of first mortgage loans	41	36
Principal balance of credit loans	$13,500	$13,500
Number of credit loans	2	2
Total balance of loans	$801,823	$664,170
Total number of loans	43	38
All-in yield (1)	5.2%	4.6%
Weighted average years to maximum maturity	3.6	3.6
____________
(1)	All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is primarily due to loan originations during the six months ended June 30, 2022. The change in the all-in yield was primarily driven by increases in the LIBOR and SOFR rates.

The table below presents information for each of our commercial mortgage loans as of June 30, 2022:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$14,650	L+4.70%	6.5%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	6.3%	7/9/23	VA	Office	55%	3
3	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
4	12/20/18	First mortgage	16,150	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	2
5	5/31/19	First mortgage	13,409	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	3
6	6/18/19	First mortgage	47,746	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
7	6/18/19	First mortgage	6,631	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
8	8/15/19	First mortgage	8,752	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
9	9/27/19	First mortgage	15,626	L+3.10%	4.9%	10/9/24	CA	Office	75%	2
10	10/4/19	First mortgage	21,716	L+2.90%	4.7%	10/9/24	NC	Office	61%	3
11	10/30/19	First mortgage	13,959	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
12	2/6/20	First mortgage	21,189	L+3.30%	5.1%	2/9/25	NJ	Office	69%	2
13	2/20/20	First mortgage	10,320	L+3.85%	5.6%	3/9/25	CA	Retail	57%	2
14	2/28/20	First mortgage	9,704	L+3.50%	5.3%	3/9/25	FL	Retail	78%	2
15	10/13/20	First mortgage	7,210	L+4.00%	5.8%	10/9/25	CA	Multifamily	70%	2
16	3/5/21	First mortgage	13,568	L+5.00%	6.8%	3/9/26	VA	Office	57%	2
17	3/12/21	First mortgage	20,135	L+4.00%	5.8%	3/9/26	MS	Industrial	64%	2
18	4/6/21	First mortgage	12,830	L+3.50%	5.3%	4/9/26	AL	Multifamily	69%	2
19	4/6/21	First mortgage	10,261	L+3.50%	5.3%	4/9/26	AL	Multifamily	78%	2
20	4/15/21	First mortgage	9,090	L+4.00%	5.8%	5/9/26	NJ	Industrial	69%	2
21	5/12/21	First mortgage	27,892	L+3.15%	4.9%	5/9/26	CT	Multifamily	77%	2
22	5/25/21	First mortgage	11,200	L+3.20%	5.0%	6/9/26	TN	Multifamily	80%	2
23	5/26/21	First mortgage	15,327	L+3.10%	4.9%	6/9/26	NV	Multifamily	80%	2
24	7/1/21	First mortgage	6,430	L+4.50%	6.3%	7/9/26	OH	Mixed Use	79%	2
25	10/8/21	First mortgage	29,550	L+3.20%	5.0%	10/9/26	OR	Multifamily	72%	2
26	10/15/21	First mortgage	22,439	L+2.95%	4.7%	11/9/26	VA	Multifamily	77%	2
27	11/12/21	First mortgage	24,810	L+2.90%	4.7%	11/9/26	TX	Multifamily	73%	2
28	11/16/21	First mortgage	22,042	L+3.05%	4.8%	12/9/26	TX	Multifamily	74%	2
29	11/17/21	First mortgage	22,650	L+2.85%	4.6%	12/9/26	SC	Multifamily	71%	2
30	12/9/21	First mortgage	39,350	L+3.05%	4.8%	12/9/26	GA	Multifamily	72%	2
31	12/15/21	First mortgage	25,210	L+3.20%	5.0%	1/9/27	OR	Multifamily	70%	2
32	1/14/22	First mortgage	36,800	S+3.40%	5.1%	1/9/27	MO	Multifamily	80%	2
33	1/20/22	First mortgage	16,153	S+3.65%	5.3%	2/9/27	NC	Retail	63%	2
34	1/26/22	First mortgage	14,000	S+3.55%	5.2%	2/9/27	NJ	Industrial	63%	2
35	1/28/22	First mortgage	13,220	S+3.30%	5.0%	2/9/27	NC	Multifamily	70%	2
36	2/25/22	First mortgage	30,000	S+3.04%	4.7%	3/9/27	NY	Mixed Use	67%	2
37	3/1/22	First mortgage	26,185	S+3.40%	5.1%	3/9/27	TX	Multifamily	78%	2
38	3/25/22	First mortgage	16,668	S+3.30%	5.0%	4/9/27	FL	Industrial	70%	2
39	4/7/22	First mortgage	12,700	S+3.25%	4.9%	4/9/27	SC	Multifamily	69%	2
40	4/19/22	First mortgage	18,230	S+3.40%	5.1%	5/9/26	TX	Multifamily	76%	2
41	6/13/22	First mortgage	43,250	S+3.45%	5.1%	6/9/27	TX	Multifamily	73%	2
42	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	2
43	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$801,823		5.2%				71%

(1)	First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)

An 80% undivided senior interest in each of loan numbers 1, 2, 3, 5, 7, 10, 11, and 12, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.

(3)

Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of June 30, 2022. Our first mortgage loans are all floating rate and each contains a minimum LIBOR or SOFR floor. As of June 30, 2022, the weighted average LIBOR floor was 0.86% and the weighted average SOFR floor was 0.22%.

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

We entered into master repurchase agreements to fund our loan portfolio. As of June 30, 2022 and December 31, 2021, we had total borrowings of $474,568 (which is net of $63 of unamortized debt issuance costs) and $307,083 (which is net of $41 of unamortized debt issuance costs), respectively. During the six months ended June 30, 2022 and the year ended December 31, 2021, we had weighted average borrowings of $518,378 and $348,639 and weighted average borrowing costs of 2.4% and 2.5%, respectively. The increase in borrowings was due to financing of the new loans originated during the period.

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

The Renaissance O’Hare has been, and continues to be, negatively impacted by the COVID-19 pandemic. We recognized a net operating loss before depreciation and amortization from the hotel of $1.2 million in the six months ended June 30, 2022. Although travel is increasing, there are numerous risks and uncertainties still surrounding the continuing and possible future effects of the pandemic, including whether and when a resumption of pre-pandemic levels of travel and in-person meetings and events might happen. Reduced demand for corporate and government travel and in-person meetings, reduced travel from individuals, and uncertainties surrounding the duration and effects of the pandemic persist.

We continue to balance the potential increase in the price of a future sale against the potential for continued operating losses in the face of the uncertainty surrounding the pandemic. Whether we achieve a sale price that is worth waiting for will likely depend in large part on how the aforementioned uncertainties surrounding the pandemic and the return of leisure and business travel and in-person large group events unfolds, which could result in a favorable sale price or future operating losses even beyond what we are expecting or a loss on sale, any of which could be material to our future results of operations. We will monitor the market for hotel sales while considering, among other things, the performance of the Renaissance O’Hare, relevant market factors and our expected total return weighing current potential disposition prices and redeployment of the sales proceeds into our core investment strategy against the potential disposition prices expected later upon the stabilization of the performance of the hotel. Until the market improves, a third-party management company has been engaged and will continue to manage it.

The following table shows the Renaissance’s O’Hare’s performance trend over the past six quarters.

Period	Average Occupancy Per Night	Revenue Per Available Room	Average Daily Rate
First Quarter 2021	28%	$23	$80
Second Quarter 2021	48%	$43	$89
Third Quarter 2021	57%	$65	$114
Fourth Quarter 2021	47%	$54	$113
First Quarter 2022	48%	$48	$100
Second Quarter 2022	59%	$87	$146

The hotel’s performance improved during the second quarter of 2022 relative to the same time period in 2021 primarily due to a return to more normal seasonal activity with travel and group events increasing as the COVID-19 pandemic restrictions have been lifted. Although performance has not returned to pre-pandemic levels, the second quarter 2022 results show significant improvement in operating metrics.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three Months Ended June 30,
	2022			2021
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Commercial mortgage loans	$765,906	$9,037	4.7%	$516,671	$7,223	5.5%
Total/Weighted Average	$765,906	$9,037	4.7%	$516,671	$7,223	5.5%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$419,522	$2,813	2.7%	$343,944	$2,211	2.5%
Credit facility—loans	—	5	0.0%	2,208	21	3.8%
Loan participations sold, net	110,342	802	2.9%	—	—	0.0%
Total/Weighted Average	$529,864	$3,620	2.7%	$346,152	$2,232	2.5%
Net interest income/spread		$5,417	2.0%		$4,991	3.0%
Average leverage % (4)	224.5%			203.0%
Weighted average levered yield (5)			9.1%			11.6%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as annualized interest income or expense divided by average carrying value.
(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, the Preferred Stock Offering, and the sale of loan participations to execute our business strategy. The change in the weighted average levered yield was primarily due to a decrease in our net interest income/spread as new loans were originated with lower spreads based on market conditions that was only partially offset by higher leverage on our portfolio.

Revenue from Real Estate Owned

During the three months ended June 30, 2022 and 2021, the Renaissance O’Hare generated $4,030 and $1,744, respectively, in revenue. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

Net Operating Expenses

Net operating expenses for the three months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,
	2022	2021
Advisory fee	$931	$737
Debt finance costs	395	380
Directors compensation	20	13
Professional service fees	235	282
Real estate owned operating expenses	3,949	1,457
Depreciation and amortization	277	273
Other expenses	363	296
Net operating expenses	$6,170	$3,438

Net operating expenses for the three months ended June 30, 2022 and 2021 were $6,170 and $3,438, respectively. The primary driver of the increase in net operating expenses was related to the real estate operating expenses. As hotel operations improved during the quarter due to the easement of travel restrictions, the variable operating costs increased as well. Additionally, advisory fees increased as the loan portfolio grew.

Net Income

For the three months ended June 30, 2022 and 2021, our net income was $3,277 and $3,298, respectively. While net income was relatively the same during each period, the composition of the income changed. The small decrease in net income was due to a slight decrease in operating margin at the Renaissance O’Hare combined with an increase in advisory fees. This was partially offset by a $500 increase in net interest income that resulted from the growth of the loan portfolio as we invested the proceeds of our Preferred Stock Offering and interest rates began to rise.

Ended June 30, 2022 to the Six Months Ended June 30, 2021

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Six Months Ended June 30,
	2022			2021
	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	Weighted Average Yield/Financing Cost (3)
Interest-earning assets:
Commercial mortgage loans	$749,694	$17,608	4.7%	$483,653	$13,674	5.6%
Total/Weighted Average	$749,694	$17,608	4.7%	$483,653	$13,674	5.6%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$401,398	$4,818	2.4%	$318,612	$4,104	2.6%
Credit facility - loans	6,818	142	4.1%	1,110	21	3.8%
Loan participations sold, net	110,162	1,401	2.5%	—	—	0.0%
Total/Weighted Average	$518,378	$6,361	2.4%	$319,722	$4,125	2.6%
Net interest income/spread		$11,247	2.2%		$9,549	3.0%
Average leverage % (4)	224.1%			195.0%
Weighted average levered yield (5)			9.7%			11.6%

(1)	Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)	Includes the effect of amortization of premium or accretion of discount.
(3)	Calculated as annualized interest income or expense divided by average carrying value.

(4)	Calculated by dividing total average interest-bearing liabilities by total average equity (total average interest-earning assets less total average liabilities).
(5)	Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, Preferred Stock Offering, and the sale of loan participations to execute our business strategy. The change in the weighted average levered yield was primarily due to a decrease in our net interest income/spread as new loans were originated with lower spreads based on market conditions that was only partially offset by higher leverage on our portfolio.

Revenue from Real Estate Owned

During the six months ended June 30, 2022 and 2021, the Renaissance O’Hare generated $5,790 and $2,612, respectively, in revenue. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

Net Operating Expenses

Net operating expenses for the six months ended June 30, 2022 and 2021 consisted of the following:

	Six Months Ended June 30,
	2022	2021
Advisory fee	$1,881	$1,474
Debt finance costs	771	811
Directors compensation	41	34
Professional service fees	483	506
Real estate owned operating expenses	7,000	3,612
Depreciation and amortization	559	545
Other expenses	663	516
Net operating expenses	$11,398	$7,498

Net operating expenses for the six months ended June 30, 2022 and 2021 were $11,398 and $7,498, respectively. The primary driver of the increase in net operating expenses was related to the real estate operating expenses as hotel operations improved in the first half of the year due to the easement of travel restrictions. In addition, advisory fees increased as a result of the Preferred Stock Offering completed in September 2021.

Net Income

For the six months ended June 30, 2022 and 2021, our net income was $5,639 and $4,663, or $0.24 and $0.40 per share (basic and diluted), respectively. The increase in net income was primarily due to a $1,697 increase in net interest income that resulted from the growth in the loan portfolio. This growth also led to higher advisory fees that partially offset the increase in net interest income.

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

Our FFO and MFFO are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
GAAP net income attributable to common stockholders	$1,758	$3,298	$2,601	$4,663
Depreciation and amortization	277	273	559	545
Funds from operations attributable to common stockholders	$2,035	$3,571	$3,160	$5,208

Amortization of debt financing costs	395	380	771	811
Non-cash adjustment for ground lease	105	95	207	189
Modified funds from operations attributable to common stockholders	$2,535	$4,046	$4,138	$6,208

Net Asset Value

The purchase price per share for each class of our common stock in our IPO generally equals our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation and any stockholder servicing fees applicable to such class of shares. The Advisor is responsible for reviewing and confirming our NAV, as well as overseeing the process around the calculation of our NAV, in each case, as calculated by the independent valuation advisor. See “Valuation Guidelines” below for further information regarding our valuation policies used to determine our NAV.

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

The following table provides a breakdown of the major components of our net asset value attributable to common stock:

Components of NAV	As of June 30, 2022
Commercial mortgage loans	$803,267
Real estate owned, net	17,100
Cash and cash equivalents and restricted cash	57,969
Other assets	7,637
Repurchase agreements - commercial mortgage loans	(474,568)
Loan participations sold	(106,260)
Reserve for negative impact of COVID on real estate owned (1)	(399)
Due to related parties	(2,727)
Distributions payable	(1,097)
Accrued interest payable	(585)
Accrued stockholder servicing fees (2)	(135)
Other liabilities	(5,765)
Preferred stock	(86,946)
Net asset value attributable to common stock	$207,491
Number of outstanding shares	10,569

(1)

As of December 31, 2020, we established as a component of the NAV calculation a $2,250 reserve for the estimated negative impact of the COVID-19 pandemic during 2021 on REO. We increased this reserve by an additional $1,000 as of December 31, 2021, for expected losses during 2022 for the REO related to the continuing COVID-19 pandemic. Because we had already established a reserve for losses, the loss on REO for the six months ended June 30, 2022 set forth below reduces the reserve but has no negative effect on the NAV. Below is a reconciliation of the reserve:

Beginning reserve balance as of December 31, 2021	$(1,402)
Less: Net loss on real estate owned for the six months ended June 30, 2022:
Revenue from real estate owned	5,790
Real estate owned operating expense	(7,000)
Non-cash adjustment for ground lease	207
Net loss from real estate owned	(1,003)
Reserve balance as of June 30, 2022	$(399)

(2)

Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of June 30, 2022, we have accrued under GAAP $732 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of June 30, 2022, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of June 30, 2022:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$177,480	$13,396	$8,121	$—	$927	$7,559	$207,491
Number of outstanding shares	9,045	681	412	—	47	384	10,569
NAV per share as of June 30, 2022	$19.6223	$19.6714	$19.7096	$—	$19.6639	$19.6679	$19.6320

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of June 30, 2022
Stockholders' equity per GAAP	$294,514
Adjustments:
Unamortized stockholder servicing fee	596
Unamortized offering costs	1,935
Real estate owned non-cash adjustments	2,630
Fair value real estate owned adjustment	(5,238)
Net asset value	$294,437
Preferred Stock Adjustments:
Preferred stock liquidation value	(90,000)
Unamortized preferred stock offering costs	3,054
Net asset value attributable to common stock	$207,491

Valuation Guidelines

Our Board, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor, with the assistance of the Sub-Advisor, and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. From time to time, our Board, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. In connection with carrying out its responsibility to determine our NAV, the Advisor may delegate certain tasks to the Sub-Advisor. The Advisor, however, is ultimately responsible for the NAV determination process.

The calculation of our NAV is intended to be a calculation of the value of our assets less our outstanding liabilities for the purpose of establishing a purchase and repurchase price for our shares of common stock and may differ from our financial statements. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP.

The Advisor calculates the fair value of our assets in accordance with our valuation guidelines with the support of the independent valuation advisor. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. While we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and repurchase price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.

Our Independent Valuation Advisor

With the approval of our Board, including a majority of our independent directors, we have engaged BDO USA, LLP to serve as our independent valuation advisor. The Advisor, with the approval of our Board, including a majority of our independent directors, may engage additional independent valuation advisors in the future as our portfolio grows. At the end of each month, the independent valuation advisor calculates our monthly NAV. While the independent valuation advisor performs an important role with respect to the valuation of our assets, the independent valuation advisor is not responsible for our NAV, and performs its services based solely on information received from us, the Advisor and the Sub-Advisor. The Advisor, and not the independent valuation advisor, is ultimately responsible for the determination of our NAV.
Our independent valuation advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by a majority vote of our Board, including a majority of our independent directors. We will promptly disclose any changes to the identity or role of the independent valuation advisor in reports we publicly file with the SEC. Our independent valuation advisor discharges its responsibilities in accordance with our valuation guidelines. Our Board is not involved in the monthly valuation of our assets and liabilities, but periodically receives and reviews such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility.

We have agreed to pay fees to our independent valuation advisor upon its delivery to us of its review reports. We have also agreed to indemnify our independent valuation advisor against certain liabilities arising out of this engagement. The compensation we pay to our independent valuation advisor is not based on the estimated values of our loans or our NAV.

Our independent valuation advisor may from time to time in the future perform other commercial real estate and financial advisory services for the Advisor or Sub-Advisor and their affiliates, so long as such other services do not adversely affect the independence of the independent valuation advisor.

Valuation of Investments

The majority of our investments consist of CRE debt intended to be held to maturity. We may also invest in real estate and other real estate-related assets and liquid non-real estate-related assets. Real estate-related assets include CRE securities, such as CMBS and CRE CLOs, and unsecured debt of publicly traded REITs. Our liquid non-real estate-related assets may include credit rated government and corporate debt securities, publicly traded equity securities and cash and cash equivalents.

The Advisor seeks to determine the fair value of investments as of the last day of each month. Fair value determinations are based upon all available inputs that the Advisor deems relevant, including, but not limited to, indicative dealer quotes, values of like securities, discounted cash flow analysis, and valuations prepared by third-party valuation services. However, determination of fair value involves subjective judgments and estimates. The independent valuation advisor will review these evaluations at each quarter end.

•

Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans. The Advisor estimates the fair value of our loan portfolio in accordance with the methodologies contained in our valuation guidelines approved by our Board. In general, the loan portfolio will be valued at amortized cost, subject to impairment testing. Beginning December 31, 2022, we will be required under GAAP to record a Current Expected Credit Loss (CECL) reserve on the CRE debt portfolio that will be adjusted at least quarterly. The CECL reserve is not considered an impairment and, therefore, the value of the loans will exclude the CECL reserve amount. We believe this methodology is consistent with institutional valuation practices and provides an appropriate valuation for purposes of establishing a purchase and repurchase price for our shares of common stock as it relates to assets that are intended to be held to maturity.

•

Real Estate-Related Securities and Derivatives. Our real estate-related securities investments will generally focus on non-distressed public and private real estate debt, including, but not limited to, CMBS and other forms of debt. Additionally, we may make open market purchases of common stock in public equity REITs. We may also invest in derivatives. Our principal investments in derivative instruments may include investments in interest rate swaps, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our real estate-related securities and derivative investments are recorded at fair market value in our financial statements, in accordance with ASC Topic 820. The valuation of these assets is obtained from market quotations obtained from third-party pricing service providers or broker-dealers. Pursuant to the valuation guidelines adopted by our Board, if market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value is determined in good faith by the Advisor. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations). Our Board has delegated to the Advisor the responsibility for monitoring significant events that may materially affect the values of our real estate-related securities and derivative investments and for determining whether the value of the applicable investments should be reevaluated in light of such significant events.

•

Valuation of Liquid Non-Real Estate-Related Assets. Our liquid non-real estate-related assets are recorded at fair market value in our financial statements, in accordance with ASC Topic 820. The valuation of these assets is based on market prices obtained from third-party pricing services or as published in nationally recognized sources such as Bloomberg.

Valuation of Properties

•

Wholly Owned Properties. For real properties we own, the Advisor has developed a valuation plan with the objective of having each of our wholly owned properties valued at least annually by an appraisal, except for newly acquired properties as described below, with appraisals scheduled over the course of a year. We rely on property-level information provided by the Advisor, including but not limited to (1) historical and projected operating revenues and expenses of the property, (2) lease agreements with respect to the property and (3) information regarding recent or planned capital expenditures. Appraisals will be performed in accordance with the Internal Revenue Code of Ethics and the Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). Newly acquired wholly owned properties will initially be valued at cost and thereafter will join the annual appraisal cycle during the year following the first full calendar year in which we own the property. Development assets, if any, will be valued at cost plus capital expenditures and will join the annual appraisal cycle upon stabilization. Acquisition costs and expenses incurred in connection with the acquisition of multiple wholly owned properties that are not directly related to any single wholly owned property generally will be allocated among the applicable wholly owned properties pro rata based on relative values. Properties purchased as a portfolio or held in a joint venture that acquires properties over time may be valued as a single asset. Each individual appraisal report for our assets will be addressed solely to our company to assist in providing our monthly portfolio valuation.

Our valuation reports will not be addressed to the public and may not be relied upon by any other person to establish an estimated value of our common stock and will not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing our NAV calculation, the Advisor will not solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our company. Real estate appraisals are reported on a free and clear basis (for example no mortgage), irrespective of any property-level financing that may be in place. The primary methodology used to value properties is the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches. Because the appraisals involve subjective judgments, the fair value of our assets, which is included in our NAV, may not reflect the liquidation value or net realizable value of our properties.

•

Properties Held Through Joint Ventures. Properties held through joint ventures will be valued in a manner that is consistent with the guidelines described above for wholly owned properties. Once the value of a property held by the joint venture is determined by an independent appraisal, the value of our interest in the joint venture is then determined by applying the distribution provisions of the applicable joint venture agreements to the value of the underlying property held by the joint venture.

Liabilities

We include the fair value of our liabilities as part of our NAV calculation. Our liabilities generally include portfolio-level credit facilities, the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, reserves for future liabilities and other liabilities. All liabilities are valued using widely accepted methodologies specific to each type of liability. Our debt is typically valued at fair value in accordance with GAAP. Our aggregate monthly NAV will be reduced to reflect the accrual of the liability to pay any declared (and unpaid) distributions for all classes of common stock. Liabilities allocable to a specific class of shares will only be included in the NAV calculation for that class.

NAV and NAV Per Share Calculation

Each class of our common stock, including Class P common stock that we are not offering to the public, have an undivided interest in our assets and liabilities, other than class-specific liabilities. Our NAV is calculated by the independent valuation advisor for each of these classes. The Advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as calculated by the independent valuation advisor. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ.

At the end of each month, before taking into consideration class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month and issuances of shares under our DRP and less repurchases under our SRP during such month. The NAV calculation is generally available within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

For the purpose of calculating our NAV, offering costs are expenses we incur as we raise proceeds in our public and private offerings. For GAAP purposes, these costs are deducted from equity when incurred. For the NAV calculation, all of the offering costs from our public and private offerings incurred through July 17, 2019 (the “NAV Pricing Date”) were added back to equity and amortized into equity monthly over the 60 months beginning with the first full month that follows the NAV Pricing Date. Following the NAV Pricing Date, offering costs are included in the NAV calculation as and when incurred.

Following the aggregation of the NAV of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, the independent valuation advisor will incorporate any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees. For each applicable class of shares, the stockholder servicing fees will be calculated as a percentage of the aggregate NAV for such class of shares. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The combination of the Class A NAV, Class T NAV, Class S NAV, Class D NAV, Class I NAV and Class P NAV equals the value of our assets less our liabilities, which include certain class-specific liabilities. The Advisor calculates the value of our investments as directed by our valuation guidelines based upon values received from various sources, including independent valuation services. The Advisor, with assistance from the Sub-Advisor, is responsible for information received from third parties that is used in calculating our NAV.

Limits on the Calculation of Our Per Share NAV

The overarching principle of our valuation guidelines is to produce reasonable estimated values for each of our investments (and other assets and liabilities). However, the majority of our assets will consist of real estate loans and, as with any real estate valuation protocol and as described above, the valuation of our loans (and other assets and liabilities) will be based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in a different estimate of the value of our real estate loans (and other assets and liabilities). Any resulting potential disparity in our NAV per share may be in favor of stockholders whose shares are repurchased, existing stockholders or new purchasers of our common stock, as the case may be, depending on the circumstances at the time (for cases in which our transaction price is based on NAV).

Additionally, while the methodologies contained in our valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), our ability to calculate NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which we may rely upon in determining the monthly value of our NAV. In these circumstances, a more accurate valuation of our NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in the Advisor’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied, provided that the Advisor must notify our Board at the next scheduled board meeting of any alternative methodologies utilized and their impact on the overall valuation of our investment. Notwithstanding the foregoing, our Board may suspend the IPO and/or our SRP if it determines that the calculation of NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of our assets. We include no discounts to our NAV for the illiquid nature of our shares, including the limitations under our SRP and our ability to suspend or terminate our SRP at any time. Our NAV generally does not consider exit costs that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges. Our NAV does not represent the fair value of our assets less liabilities under GAAP.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from our IPO, Preferred Stock Offering and any follow-on public offerings of common stock, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

Our primary sources of liquidity include $57.9 million in cash, $200.4 million in available capacity on our borrowing facilities, and $20.0 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point.  We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings, including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

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

Cash Flow Analysis

	Six months ended June 30,
	2022	2021
Net cash provided by operating activities	$7,802	$4,694
Net cash used in investing activities	(137,729)	(112,992)
Net cash provided by financing activities	130,628	88,134
Net increase (decrease) in cash and cash equivalents	$701	$(20,164)

We experienced a net increase in cash and cash equivalents of $701 for the six months ended June 30, 2022 compared to a net decrease of $20,164 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we funded $234,019 in mortgage loans and we received $96,366 in principal payments from our loans and $167,507 in net advances on our borrowing facilities.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in June 2022 for a twelve-month term and the maximum advance amount was increased to $450,000. Advances under the CF Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 1.75% to 2.50% with a 0.15% to 0.75% floor. The CF Repo Facility is generally subject to certain financial covenants. We were in compliance with all financial covenant requirements as of June 30, 2022 and December 31, 2021.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with a 0.00% to 0.25% floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2022, 37% of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.50%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of June 30, 2022 and December 31, 2021.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the CF Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of June 30, 2022.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of June 30, 2022 and December 31, 2021:

June 30, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$450,000	$352,408	$309	$487,361	3.44%	133
JPM Repo Facility	150,000	122,223	120	168,138	3.52%	310
Total Repurchase Facilities - commercial mortgage loans	600,000	474,631	429	655,499	3.46%	179
WA Credit Facility	75,000	—	—	—	4.57%	253
	$675,000	$474,631	$429	$655,499	3.46%	179

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Total Repurchase Facilities - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251

(1)	Excludes $63 and $41 of unamortized debt issuance costs at June 30, 2022 and December 31, 2021, respectively.

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

The third party, as the senior participation interest holder, receives interest and principal payments from the borrower until they receive the amounts to which they are entitled. All expenses or losses on the underlying mortgages are allocated first to us and then to the third party. If the underlying mortgage is in default, we will have the option to purchase the third party’s participation interest and remove it from the loan participation agreement.

The following table details our loan participations sold as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Weighted Average Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	8	$132,824	$133,593	L+3.6%	1.74
Senior participations (2)(3)	8	$106,260	$106,260	L+2.0%	1.74

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Weighted Average Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	2.22
Senior participations (2)(3)	9	$109,772	$109,772	L+2.0%	2.22
____________
(1)	The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)	As of June 30, 2022 and December 31, 2021, the loan participations sold were non-recourse to us.
(3)	During the six months ended June 30, 2022, we recorded $1.4 million of interest expense related to loan participations sold.

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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042

The gross distribution was reduced for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at the net distribution amount for those classes. For a description of the stockholder servicing fees applicable to Class D,

Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through June 30, 2022, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2021.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During December 2021, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.459375 per share, which was paid on December 30, 2021 to holders of record on December 15, 2021 for the period beginning September 22, 2021 to, but not including, December 30, 2021. During March 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2022 to holders of record on March 15, 2022. During June 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on June 30, 2022 to holders of record on June 15, 2022.

Sources of Distributions to Common Stockholders

	Six Months Ended June 30,
	2022	2021
Distributions to Holders of Common Stock
Paid in cash	$6,381	$5,670
Reinvested in shares	318	260
Total distributions	$6,699	$5,930
Cash flows from operating activities	$7,802	$4,694

For the six months ended June 30, 2022, all of our distributions were paid from cash flows from operating activities generated during the period. For the six months ended June 30, 2021, 79.2% of our distributions were paid from cash flow from operating activities during the six month period, and 20.8% of our distributions were paid from cash flows from operating activities generated during the year ended December 31, 2020.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the six months ended June 30, 2022.

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

Our Corporate Information

Our principal executive offices are located at 2901 Butterfield Rd., Oak Brook, Illinois 60523, our telephone number is (800) 826-8228 and our website is www.inland-investments.com/inpoint. From time to time, we may use our website as a distribution channel for material company information, including, for example, our position on any third-party tender offers for our securities. Our website is not incorporated by reference in or otherwise a part of this Quarterly Report on Form 10-Q. We will provide without charge a copy of this Quarterly Report on Form 10-Q upon written request delivered to our principal executive offices. We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the six months ended June 30, 2022 and 2021, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both June 30, 2022 and December 31, 2021, 98% of our investment portfolio was comprised of variable rate investments based on LIBOR or SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for LIBOR or SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table below quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

The change from December 31, 2021 to June 30, 2022 was primarily due to the Federal Reserve increasing interest rates and LIBOR and SOFR increasing above the minimum interest rate floors for our investment portfolio and borrowings.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2022	December 31, 2021
(-) 50 Basis Points	(0.59)%	1.06%
(-) 25 Basis Points	(0.59)%	1.06%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	1.25%	(1.21)%
(+) 50 Basis Points	3.44%	(1.91)%

For this analysis, LIBOR and SOFR were assumed to not fall below zero.

LIBOR Transition

It appears highly likely that LIBOR will be discontinued by June 30, 2023. Specifically, on March 5, 2021, the ICE Benchmark Administration (“IBA”) confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. On September 29, 2021, the Financial Conduct Authority announced that under its new powers, it will compel IBA to publish one, three and six month LIBOR under a synthetic methodology, which will no longer be representative of the underlying market or economic reality the setting is intended to measure, for the duration of 2022. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past. As of June 30, 2022, all of our commercial mortgage loan agreements and our Facilities include language that allows a change to an alternative reference rate to replace LIBOR. We and our lenders have concluded that SOFR will be used as the alternative reference rate. Beginning January 1, 2022, all new loans we originate are based on SOFR. In March 2022, the reference rate for our CF Repo Facility converted from LIBOR to SOFR. We do not anticipate making changes to the index on our loans or borrowings originated prior to January 1, 2022 until the earlier of their maturity dates or June 30, 2023, whichever comes first.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of June 30, 2022, we had received net offering proceeds of $38.9 million from the common stock IPO. The following table summarizes certain information about the IPO proceeds:

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	708,451	439,421	—	52,945	406,761	1,607,578
Gross proceeds from primary offering	$18,070	$10,868	$—	$1,237	$9,635	$39,810
Reinvestments of distributions	464	230	—	76	413	1,183
Total gross proceeds	18,534	11,098	—	1,313	10,048	40,993
Selling commissions and dealer manager fees	1,053	298	—	—	—	1,351
Stockholder servicing fees	—	634	—	98	—	732
Total expenses	1,053	932	—	98	—	2,083
Net offering proceeds (1)	$17,481	$10,166	$—	$1,215	$10,048	$38,910

(1)	Excludes company-level offering costs of $5,194.

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

As of June 30, 2022, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering:

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

During the three months ended June 30, 2022, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2022	59,723	$19.82	59,723	—
May 1 - May 31, 2022	104,531	$19.75	104,531	—
June 1 - June 30, 2022	53,256	$19.69	53,256	—
	217,510	19.76	217,510	—
________________
(1) Repurchases are limited as described above.

Repurchases of Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a change in control and we do not redeem the shares within 120 days of the change in control event. For the three months ended June 30, 2022, there were no repurchases of our Series A Preferred Stock or conversions of our Series A Preferred Stock to common stock.

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

3.6	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed April 11, 2022 and incorporated by reference)
4.2	Form of certificate representing the Series A Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)
10.1

Agreement dated May 3, 2022, between InPoint JPM Loan LLC, a Delaware limited liability company, and InPoint Commercial Real Estate Income, Inc. and JPMorgan Chase Bank, National Association, a national banking association, extending the maturity date of the Master Repurchase Agreement and reaffirming the Guarantee of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed May 9, 2022 and incorporated by reference)

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	August 12, 2022

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 12, 2022