Form 10-Q
period 2022-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2022-11-14
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the Registrant had the following shares of common stock outstanding: 8,753,988 shares of Class P common stock, 299,565 shares of Class T common stock, 425,843 shares of Class I common stock, 747,559 shares of Class A common stock, 47,638 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$47,067	$57,268
Commercial mortgage loans at cost, net of allowance for loan loss of $0	817,094	665,498
Real estate owned, net of depreciation	31,352	31,535
Finance lease right of use asset, net of amortization	5,400	5,454
Deferred debt finance costs	603	1,202
Accrued interest receivable	2,418	1,416
Prepaid expenses and other assets	3,381	2,055
Total assets	$907,315	$764,428
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$489,757	$307,083
Credit facility payable	—	14,350
Loan participations sold, net	96,950	109,772
Finance lease liability	17,365	17,105
Due to related parties	2,504	2,894
Interest payable	1,065	364
Distributions payable	1,081	1,137
Accrued expenses	8,022	4,578
Total liabilities	616,744	457,283
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,595,370 and 3,600,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,856,631 and 9,492,939 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 703,282 and 659,270 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 408,369 and 388,099 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 47,513 and 47,298 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 402,987 and 380,218 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital (net of offering costs of $30,400 and $29,534 at September 30, 2022 and December 31, 2021, respectively)	347,670	359,406
Accumulated deficit	(57,113)	(52,275)
Total stockholders’ equity	290,571	307,145
Total liabilities and stockholders’ equity	$907,315	$764,428

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income:
Interest income	$11,835	$7,321	$29,443	$20,995
Less: Interest expense	(6,151)	(2,401)	(12,512)	(6,526)
Net interest income	5,684	4,920	16,931	14,469
Revenue from real estate owned	4,788	2,716	10,578	5,328
Total income	10,472	7,636	27,509	19,797
Operating expenses:
Advisory fee	916	771	2,797	2,245
Debt finance costs	451	327	1,222	1,138
Directors compensation	21	19	62	53
Professional service fees	266	212	749	718
Real estate owned operating expenses	4,204	3,268	11,204	6,880
Depreciation and amortization	276	272	835	817
Other expenses	362	305	1,025	821
Net operating expenses	6,496	5,174	17,894	12,672
Net income	3,976	2,462	9,615	7,125
Series A Preferred Stock dividends	(1,518)	—	(4,556)	—
Gain on repurchase and retirement of preferred stock	24	—	24	—
Net income attributable to common stockholders	$2,482	$2,462	$5,083	$7,125
Net income attributable to common stockholders per share basic and diluted	$0.24	$0.22	$0.47	$0.62
Weighted average number of shares of common stock
Basic	10,559,680	11,433,665	10,707,177	11,570,868
Diluted	10,560,589	11,434,305	10,708,778	11,571,131

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended September 30, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2022	$4	$9	$1	$—	$—	$—	$—	$350,833	$(56,333)	$294,514
Proceeds from issuance of common stock	—	—	—	—	—	—	—	1,057	—	1,057
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(116)	24	(92)
Offering costs	—	—	—	—	—	—	—	(162)	—	(162)
Net income	—	—	—	—	—	—	—	—	3,976	3,976
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,518)	(1,518)
Distribution reinvestment	—	—	—	—	—	—	—	169	—	169
Redemptions	—	—	—	—	—	—	—	(4,119)	—	(4,119)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance as of September 30, 2022	$4	$9	$1	$—	$—	$—	$—	$347,670	$(57,113)	$290,571

For the three months ended September 30, 2021	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2021	$—	$10	$1	$—	$—	$—	$—	$287,150	$(48,860)	$238,301
Proceeds from issuance of common stock	—	—	—	—	—	—	—	8	—	8
Proceeds from issuance of preferred stock	4	—	—	—	—	—	—	87,496	—	87,500
Offering costs	—	—	—	—	—	—	—	(3,736)	—	(3,736)
Net income	—	—	—	—	—	—	—	—	2,462	2,462
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,529)	(3,529)
Distribution reinvestment	—	—	—	—	—	—	—	161	—	161
Redemptions	—	—	—	—	—	—	—	(8,132)	—	(8,132)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance as of September 30, 2021	$4	$10	$1	$—	$—	$—	$—	$362,954	$(49,927)	$313,042

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the nine months ended September 30, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	$4	$9	$1	$—	$—	$—	$—	$359,406	$(52,275)	$307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	2,419	—	2,419
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(116)	24	(92)
Offering costs	—	—	—	—	—	—	—	(862)	—	(862)
Net income	—	—	—	—	—	—	—	—	9,615	9,615
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,921)	(9,921)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,556)	(4,556)
Distribution reinvestment	—	—	—	—	—	—	—	487	—	487
Redemptions	—	—	—	—	—	—	—	(13,687)	—	(13,687)
Equity-based compensation	—	—	—	—	—	—	—	23	—	23
Balance as of September 30, 2022	$4	$9	$1	$—	$—	$—	$—	$347,670	$(57,113)	$290,571

For the nine months ended September 30, 2021	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	$—	$10	$1	$—	$—	$—	$—	$287,498	$(47,253)	$240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	—	10	—	10
Proceeds from issuance of preferred stock	4	—	—	—	—	—	—	87,496	—	87,500
Offering costs	—	—	—	—	—	—	—	(4,182)	—	(4,182)
Net income	—	—	—	—	—	—	—	—	7,125	7,125
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,799)	(9,799)
Distribution reinvestment	—	—	—	—	—	—	—	421	—	421
Redemptions	—	—	—	—	—	—	—	(8,313)	—	(8,313)
Equity-based compensation	—	—	—	—	—	—	—	24	—	24
Balance as of September 30, 2021	$4	$10	$1	$—	$—	$—	$—	$362,954	$(49,927)	$313,042

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$9,615	$7,125
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization expense	835	817
Reduction in the carrying amount of the right-of-use asset	54	53
Amortization of equity-based compensation	23	24
Amortization of debt finance costs to operating expense	1,222	1,138
Amortization of debt finance costs to interest expense	92	54
Amortization of origination fees	(210)	(582)
Amortization of deferred exit fees	—	6
Amortization of loan extension fees	(182)	(266)
Changes in assets and liabilities:
Accrued interest receivable	(1,002)	(53)
Accrued expenses	3,021	3,486
Loan fees payable	—	(350)
Accrued interest payable	961	261
Due to related parties	(390)	(168)
Prepaid expenses and other assets	(903)	(1,044)
Net cash provided by operating activities	13,136	10,501
Cash flows from investing activities:
Origination of commercial loans	(269,107)	(149,068)
Loan extension fees received on commercial loans	330	231
Principal repayments of commercial loans	117,576	69,500
Real estate capital expenditures	(652)	(67)
Net cash used in investing activities	(151,853)	(79,404)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,419	10
Proceeds from issuance of preferred stock	—	87,500
Redemptions of common stock	(13,687)	(8,313)
Repurchase of preferred stock	(92)	—
Payment of offering costs	(864)	(4,231)
Proceeds from repurchase agreements	239,611	103,920
Principal repayments of repurchase agreements	(56,947)	(51,438)
Proceeds from credit facility	—	14,350
Principal repayments of credit facility	(14,350)	—
Proceeds from sale of loan participations	2,538	—
Principal repayments of loan participations	(15,360)	—
Debt finance costs	(706)	(1,086)
Distributions paid to common stockholders	(9,490)	(9,079)
Distributions paid to preferred stockholders	(4,556)	—
Net cash provided by financing activities	128,516	131,633
Net change in cash, cash equivalents and restricted cash	(10,201)	62,730
Cash, cash equivalents and restricted cash at beginning of period	57,268	72,107
Cash, cash equivalents and restricted cash at end of period	$47,067	$134,837
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$3	$349
Interest paid	$11,719	$6,498
Accrued stockholder servicing fee due to related party	$(2)	$(49)
Distribution reinvestment	$487	$421

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of floating-rate CRE debt, including first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans. The Company may also invest in floating-rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”), and select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

On March 22, 2019, the Company filed a registration statement on Form S-11 (File No. 333-230465) (the “2019 Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register up to $2,350,000 in shares of common stock (the “IPO”).

On May 3, 2019, the SEC declared effective the 2019 Registration Statement and the Company commenced the IPO. The purchase price per share for each class of common stock in the IPO (Class A, Class I, Class D, Class S and Class T) varies and generally equals the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, serves as the Company’s exclusive dealer manager for the IPO on a best efforts basis.

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

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor resumed calculating the NAV beginning as of June 30, 2020 following its determination that volatility in the market for the Company’s investments had declined and the U.S. economic outlook had improved. In August 2020, the Company resumed paying distributions monthly to stockholders of record for all classes of its common stock. On October 1, 2020, the SEC declared effective the Company’s post-effective amendment to the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

2019 Registration Statement, thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

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

On April 28, 2022, the Company filed a registration statement on Form S-11 (File No. 333-264540) (the "2022 Registration Statement") with the SEC to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022.

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after September 30, 2022.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022 (the “Annual Report), under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2022.

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

September 30, 2022

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of September 30, 2022 and December 31, 2021, no restricted cash was held by the Company.

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

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which grants smaller reporting companies (as defined by the SEC) until reporting periods commencing after December 15, 2022 to implement ASU 2016-13. As a smaller reporting company, the Company will adopt ASU 2016-13 through a cumulative-effect adjustment to accumulated deficit as of January 1, 2023.

The Current Expected Credit Loss (“CECL”) reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of the related loans on the consolidated balance sheet, which will reduce the stockholders’ equity. The initial CECL reserve recorded on January 1, 2023 will be reflected as a direct charge against retained earnings; however, future net changes to the CECL reserve will be recognized in net income on the consolidated statement of operations. ASU 2016-13 does not require use of a particular method for determining the CECL reserve, but it does specify the allowance should be based on relevant information about past events, including historical loss experience, composition of the current loan portfolio, current conditions, and reasonable and supportable forecasts for the expected term of each loan. Additionally, but for a few narrow exceptions, ASU 2016-13 does not have a minimum threshold for recognition of impairment losses and requires that all financial instruments, including those for which there is a low risk of loss, incur some amount of valuation reserve to reflect the inherent risk of loss regardless of credit quality, amount of subordinate capital, or other risk mitigants.

The Company elected to utilize a widely-used analytical model, at the individual loan level, incorporating a probability of default and loss-given-default methodology and loan performance data for commercial real estate loans through prior economic cycles. The loans may include commitments to fund incremental proceeds to the borrowers over the life of the loan, which are also subject to the CECL model. The CECL reserve related to future funding commitments will be recorded as a component of other liabilities on the consolidated balance sheet and be estimated using the same process as for the outstanding loan balances.

Though the Company is still in the process of finalizing the effect of ASU 2016-13, the Company currently expects to record an initial allowance for credit losses of less than 1% of the outstanding loan balance, which includes the amount attributable to future funding commitments, as of January 1, 2023 through a cumulative-effect adjustment to accumulated deficit.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of September 30, 2022 and December 31, 2021:

September 30, 2022

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity
First mortgage loans	40	$802,202	$1,392	$803,594	6.2%	1.6
Credit loans	2	13,500	—	13,500	9.6%	3.7
Total and average	42	$815,702	$1,392	$817,094	6.3%	1.6

December 31, 2021

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity
First mortgage loans	36	$650,670	$1,328	$651,998	4.5%	1.6
Credit loans	2	13,500	—	13,500	9.6%	4.4
Total and average	38	$664,170	$1,328	$665,498	4.6%	1.7

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On September 15, 2022, the LIBOR and SOFR rates reset to 2.818% and 2.845%, respectively. On December 15, 2021, the LIBOR and SOFR rates reset to 0.110% and 0.050%, respectively.

For the nine months ended September 30, 2022 and the year ended December 31, 2021, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance at Beginning of Year	$665,498	$441,814
Loan originations	269,107	337,033
Principal repayments	(117,576)	(114,558)
Amortization of loan origination, loan extension and deferred exit fees	395	1,440
Extension fees received on commercial loans	(330)	(231)
Balance at End of Period	$817,094	$665,498

Allowance for Loan Losses

During the nine-month periods ended September 30, 2022 and 2021, the Company determined that no loan losses were probable and, therefore, did not record an allowance for loan losses. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

September 30, 2022

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

As of September 30, 2022, 37 loans had a risk rating of 2 and five had a risk rating of 3. As of December 31, 2021, 33 loans had a risk rating of 2 and five had a risk rating of 3.

Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in June 2022 for a twelve-month term and the maximum advance amount was increased to $450,000. Advances under the CF Repo Facility accrue interest at a per annum annual rate equal to the one-month term USD Secured Overnight Financing Rate (“SOFR”) plus 1.75% to 2.50% with a 0.15% to 0.75% floor. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2022 and December 31, 2021.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association ("JPM"). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2022, 39% of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.50% with a 0.10% floor. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. As of September 30, 2022, the EBITDA to Fixed Charges ratio for the trailing four quarters was 144%. JPM agreed to waive this covenant as of September 30, 2022. As a result, the company was in compliance with all financial covenant requirements as of September 30, 2022 and December 31, 2021.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of September 30, 2022 and December 31, 2021.

The JPM Repo Facility, CF Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Facilities as of September 30, 2022 and December 31, 2021:

September 30, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$450,000	$372,658	$590	$519,185	4.98%	41
JPM Repo Facility	150,000	117,130	194	161,829	4.96%	218
Total Repurchase Facilities - commercial mortgage loans	600,000	489,788	784	681,014	4.97%	83
WA Credit Facility	75,000	—	—	—	—	161
	$675,000	$489,788	$784	$681,014	4.97%	83

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Total Repurchase Facilities - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251

(1)
Excludes $31 and $41 of unamortized debt issuance costs at September 30, 2022 and December 31, 2021, respectively.

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

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

on these liabilities is generally based on the performance of the related loan obligation. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

The following table details the Company’s loan participations sold as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Weighted Average Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	7	$121,188	$121,950	L+3.7%	1.44
Senior participations (2)(3)	7	$96,950	$96,950	L+2.0%	1.44

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Weighted Average Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	2.22
Senior participations (2)(3)	9	$109,772	$109,772	L+2.0%	2.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of September 30, 2022 and December 31, 2021, the loan participations sold were non-recourse to the Company.
(3)
During the nine months ended September 30, 2022, the Company recorded $2,526 of interest expense related to the loan participations sold.

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

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Series A Preferred Stock Repurchase Program

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company may repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock may be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Company cannot predict when or if it will repurchase any shares of Series A Preferred Stock. The Series A Preferred Repurchase Program may be suspended, extended or terminated by the Company at any time without prior notice. During the three and nine months ended September 30, 2022, the Company repurchased and retired 4,630 shares of Series A Preferred Stock resulting in a gain of $24 from these repurchases. As of September 30, 2022, the Company had authority to purchase 995,370 additional shares or $14,912 of Series A Preferred Stock under the Series A Preferred Repurchase Program. Refer to Note 15 - “Subsequent Events” for details on repurchases subsequent to September 30, 2022.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Nine months ended September 30, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218
Issuance of shares	—	—	62,808	31,842	—	—	22,455
Distribution reinvestment	—	—	9,169	4,700	—	1,173	9,505
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	(636,308)	(27,965)	(16,272)	—	(958)	(9,191)
Repurchase and retirement of preferred stock	(4,630)	—	—	—	—	—	—
Ending balance	3,595,370	8,856,631	703,282	408,369	—	47,513	402,987

	Preferred Stock	Common Stock
Nine months ended September 30, 2021	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	—	10,151,787	655,835	398,233	—	50,393	381,955
Issuance of shares	3,500,000	—	—	—	—	—	480
Distribution reinvestment	—	—	8,016	4,125	—	1,263	7,404
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	(387,377)	(9,373)	(2,862)	—	(4,843)	(6,379)
Ending balance	3,500,000	9,764,410	654,478	399,496	—	46,813	383,460

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Distributions – Common Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through September 30, 2022, the Company has not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905

The table below presents the aggregate and net distributions declared for each applicable class of common stock during the nine months ended September 30, 2022 and 2021. The table excludes distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Common Stock
Nine months ended September 30, 2022	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.9378	$0.9378	$0.9378	$—	$0.9378	$0.9378
Stockholder servicing fee per share	N/A	N/A	0.1264	—	0.0374	N/A
Net distributions declared per share	$0.9378	$0.9378	$0.8114	$—	$0.9004	$0.9378

	Common Stock
Nine months ended September 30, 2021	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8543	$0.8543	$0.8543	$—	$0.8543	$0.8543
Stockholder servicing fee per share	N/A	N/A	0.1287	—	0.0379	N/A
Net distributions declared per share	$0.8543	$0.8543	$0.7256	$—	$0.8164	$0.8543

As of September 30, 2022, and December 31, 2021, distributions declared but not yet paid amounted to $1,081 and $1,137, respectively.

Dividends – Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During March 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2022 to holders of record on March 15, 2022. During June 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on June 30, 2022 to holders of record on June 15, 2022. During August 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on September 30, 2022 to holders of record on September 15, 2022.

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero antidilutive restricted shares for the three and nine months ended September 30, 2022. There were zero and 41 antidilutive restricted shares for the three and nine months ended September 30, 2021. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income per share computation for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$2,482	$2,462	$5,083	$7,125
Weighted average shares outstanding, basic	10,559,680	11,433,665	10,707,177	11,570,868
Dilutive effect of restricted stock	909	640	1,601	263
Weighted average shares outstanding, diluted	10,560,589	11,434,305	10,708,778	11,571,131
Net income attributable to common stockholders per share, basic and diluted	$0.24	$0.22	$0.47	$0.62

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of September 30, 2022, the Company had 32 such loans with a total remaining future funding commitment of $70,106. As of December 31, 2021, the Company had 32 such loans with a total remaining future funding commitment of $74,518. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the nine months ended September 30, 2022 and 2021.

Note 10 – Transactions with Related Parties

As of September 30, 2022, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of September 30, 2022, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor's investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2022 and 2021 and the amount due to related parties at September 30, 2022 and December 31, 2021:

	Three months ended September 30,		Nine months ended September 30,		Payable as of September 30,	Payable as of December 31,
	2022	2021	2022	2021	2022	2021
Organization and offering expense reimbursement (1)	$(7)	$22	$—	$22	$—	$—
Selling commissions and dealer manager fee (2)	42	—	96	—	—	—
Advisory fee (3)	916	771	2,797	2,245	303	321
Loan fees(4)	412	270	3,360	2,469	1,613	1,983
Accrued stockholder servicing fee (5)	3	—	35	—	588	590
Operating expense reimbursement to advisor (6)	—	63	—	78	—	—
Total	$1,366	$1,126	$6,288	$4,814	$2,504	$2,894

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
(3)
The Advisor is entitled to receive an advisory fee comprised of two separate components: (1) a fixed component payable monthly and (2) a performance component payable annually. Prior to July 1, 2021, the fixed component of the advisory fee was paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment could not exceed 1/12th of 2.5% of the Company’s NAV. Effective July 1, 2021, the fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. In addition, if the NAV per share decreases below $25 for any class of shares during the measurement period, any subsequent increase in NAV per share to $25 (or such other adjusted number) will not be included in the calculation of the performance component with respect to that class. For the nine months ended September 30, 2022, the Advisor did not waive any of the fixed component of the advisory fees. For the nine months ended September 30, 2021, the Advisor waived $1,475 of the fixed component of the advisory fees. The Advisor pays fees to the Sub-Advisor for the services it delegates to the Sub-Advisor or may direct the Company to pay a portion of the fees otherwise payable to the Advisor directly to the Sub-Advisor.
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

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

cost at the time the Company sells Class T, Class S, and Class D shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.
(6)
Prior to July 1, 2021, the Company reimbursed the Advisor for expenses that it (or the Sub-Advisor acting on the Advisor’s behalf) incurs in connection with providing services to the Company, provided that the Company did not reimburse overhead costs, including rent and utilities or personnel costs (including salaries, bonuses, benefits and severance payments) and the Company only reimbursed the Advisor for fees payable to its affiliates if they are incurred for legal or marketing services rendered on the Company’s behalf. Effective July 1, 2021, the Company is obligated to reimburse for all of the expenses attributable to the Company or its subsidiaries, including the Operating Partnership, and paid or incurred and submitted to the Company for reimbursement by the Advisor, the Sub-Advisor or their respective affiliates in providing services to the Company under the Advisory Agreement, including personnel and related employment costs. During the three and nine months ended September 30, 2022, no such expenses were submitted to the Company for reimbursement.

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the nine months ended September 30, 2022, the amounts of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that were subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the nine months ended September 30, 2022, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

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

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants made at each grant date as of September 30, 2022.

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

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $23, in the aggregate, for the three and nine months ended September 30, 2022. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $24, in the aggregate, for the three and nine months ended September 30, 2021. As of September 30, 2022, the Company had $33 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 0.79 years. The total fair value at the vesting date for restricted shares that vested during the nine months ended September 30, 2022 and 2021 was $8 and $16, respectively. There were no restricted shares that vested during the three months ended September 30, 2022 and 2021.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	3,205	$21.85
Granted	—	—
Vested	(400)	25.00
Converted	—	—
Forfeited	—	—
Outstanding at September 30, 2022	2,805	$21.40

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$47,067	$47,067	$57,268	$57,268
Commercial mortgage loans, net	817,094	817,094	665,498	667,405
Total	$864,161	$864,161	$722,766	$724,673
Financial liabilities
Repurchase agreements - commercial mortgage loans	$489,757	$489,757	$307,083	$307,083
Credit facility payable	—	—	14,350	14,350
Loan participations - sold	96,950	96,950	109,772	109,772
Total	$586,707	$586,707	$431,205	$431,205

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

Note 13 – Real Estate Owned

The following table summarizes the Company’s real estate owned assets as of September 30, 2022:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,683	$6,995	$(2,326)	$31,352

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

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

The Company was granted loan forgiveness by the U.S. Small Business Administration in December 2021. The Company accounted for this PPP loan using a government grant accounting approach. The grant proceeds were initially recorded in accrued expenses on the consolidated balance sheet. Each month, those proceeds were applied as a reduction to payroll-related costs within real estate owned operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses. As of September 30, 2022, no balance remains recorded in accrued expenses for the PPP loan to be absorbed by payroll-related expenses.

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

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the three and nine months ended September 30, 2022 and 2021, total finance lease cost recorded to real estate owned operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Amortization of right-of-use assets	$18	$18	$54	$53
Interest on lease liabilities	492	482	1,468	1,440
Total finance lease cost	$510	$500	$1,522	$1,493

The table below shows the Company’s finance lease right of use asset, net of amortization as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(149)	(95)
Finance lease right of use asset, net of amortization	$5,400	$5,454

Remaining lease payments for the ground lease as of September 30, 2022 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2022 (remaining)	$403
2023	1,611
2024	1,745
2025	1,772
2026	1,772
Thereafter	269,685
Total undiscounted lease payments	$276,988
Less: Amount representing interest	(259,623)
Present value of lease liability	$17,365

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited, dollar amounts in thousands, except share data)

Note 15 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2022, the date the financial statements were issued. The following are updates on the Company’s operations since September 30, 2022.

Director Stock Awards

On October 3, 2022, the Company granted each of its three independent directors 511.46 restricted Class I Shares for a total of 1,534 Class I Shares with a total value of $30. The Class I Shares will vest in equal one-third increments on October 3, 2023, 2024 and 2025.

Common Stock Distributions

On October 28, 2022, the Company announced that the Board authorized distributions to stockholders of record as of October 31, 2022, payable on or about November 17, 2022 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0142	—	0.0042	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0900	$—	$0.1000	$0.1042

CF Repo Facility

On November 9, 2022, the CF Repo Facility was extended to November 9, 2023, the maximum advance amount was reduced to $375,000 and the floating-rate spreads were increased by 0.75% on all existing loans under the CF Repo Facility.

Series A Preferred Repurchase Program

On November 10, 2022, the Board authorized and approved an extension of the Series A Preferred Repurchase Program, which was set to expire on December 31, 2022. As extended, the Series A Preferred Repurchase Program now expires on December 31, 2023. The Series A Preferred Repurchase Program may be suspended, extended or terminated by the Company at any time without prior notice.

Between October 1, 2022 and November 14, 2022, the Company repurchased 37,251 shares of Series A Preferred Stock for $662. The Company will record a gain on the repurchase and retirement of these shares during the three months ending December 31, 2022. As of November 14, 2022, the Company had authority to repurchase 958,119 additional shares or $14,250 of outstanding Series A Preferred Stock under the Series A Preferred Repurchase Program.

Amendment to the Advisory Agreement

On November 11, 2022, the Company entered into Amendment No. 1 to the Advisory Agreement (the “Amendment”). The Amendment removes the Board’s discretion to decrease certain NAV per share thresholds, below which any subsequent increases would be included in the performance component of the advisory fee paid to the Advisor.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022 (the “Annual Report”) and subsequent quarterly reports on Form 10-Q, and the factors described below:

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
•
There is no current public trading market for our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, and our SRP was previously suspended and may be suspended again in the future;
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

The following discussion and analysis relate to the three and nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Recent Developments

Until recently, interest rates have remained at relatively low levels. However, in response to inflationary pressures, earlier in 2022 the Federal Reserve has begun raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it anticipates further increases in interest rates throughout 2022 and into 2023. Additionally, driven by the shift in Federal Reserve interest rate policy, the general level of interest rates in the market has increased. While such increases in interest rates have resulted in increases in the variable rates we charge on our investments and, hence an increase in our interest income, the interest rates we pay on our repurchase agreements and our interest expense has also increased. We cannot guarantee that the increase in our interest income will not be fully offset by the corresponding increase in our interest expense. Higher interest rates may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The potential ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.

Q3 2022 Highlights

Operating Results:

•
Net income attributable to common stockholders was $2.5 million, or $0.24 per share during the three months ended September 30, 2022.
•
During the third quarter of 2022, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 6% on our aggregate NAV of $19.4976 as of September 30, 2022. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of class-specific fees.

Loan Portfolio:

•
We originated 1 floating-rate loan with a total loan amount of $28.1 million and initial funding of $27.0 million during the three months ended September 30, 2022.
•
We had $35.1 million in advances on previously originated loans and loan repayments of $21.2 million resulting in a 2% increase in our loan portfolio to $817.1 million during the three months ended September 30, 2022.
•
All 42 of our loans were current on their contractual interest payments with no interest deferrals during the three months ended September 30, 2022.

Capital Markets and Financing Activity:

•
We had net draws of $15.2 million on our repurchase agreements during the three months ended September 30, 2022.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” There have been no additions to our significant accounting policies for the three months ended September 30, 2022.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of September 30, 2022 and December 31, 2021:

Floating vs. Fixed Rate Debt Investments:

September 30, 2022	December 31, 2021

All Investments by Type:

September 30, 2022	December 31, 2021

Loans by Property Type:

September 30, 2022	December 31, 2021

Loans by Region:

September 30, 2022	December 31, 2021

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of September 30, 2022 compared to December 31, 2021 were primarily due to new loan originations as we deployed the capital from our Preferred Stock Offering in September 2021 on a levered basis. This was offset by loans that were repaid by borrowers in ordinary course. The all-in yield has primarily increased due to the rising index (SOFR and LIBOR) that has occurred as the Federal Reserve has increased interest rates during 2022.

Commercial Mortgage Loans Held for Investment

	As of September 30, 2022	As of December 31, 2021

Principal balance of first mortgage loans	$802,202	$650,670
Number of first mortgage loans	40	36
Principal balance of credit loans	$13,500	$13,500
Number of credit loans	2	2
Total balance of loans	$815,702	$664,170
Total number of loans	42	38
All-in yield (1)	6.6%	4.6%
Weighted average years to maximum maturity	3.4	3.6
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield is calculated using the spread plus the values of the indices as of September 30, 2022.

The increase in the size of our portfolio is primarily due to loan originations during the nine months ended September 30, 2022. The change in the all-in yield was primarily driven by increases in the LIBOR and SOFR rates.

The table below presents information for each of our commercial mortgage loans as of September 30, 2022:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$14,650	L+4.70%	7.8%	1/9/23	HI	Office	67%	3
2	12/13/17	First mortgage	16,915	L+4.50%	7.6%	7/9/23	VA	Office	55%	3
3	9/7/18	First mortgage	24,411	L+3.75%	6.9%	9/9/23	TX	Office	73%	2
4	12/20/18	First mortgage	16,150	L+4.20%	7.3%	1/9/24	AL	Hospitality	64%	2
5	5/31/19	First mortgage	13,368	L+3.25%	6.4%	6/9/24	CA	Multifamily	70%	3
6	6/18/19	First mortgage	47,746	L+2.75%	5.9%	7/9/24	TX	Office	72%	2
7	6/18/19	First mortgage	6,631	L+3.60%	6.7%	7/9/24	CA	Mixed Use	54%	2
8	8/15/19	First mortgage	8,927	L+4.20%	7.3%	9/9/24	TN	Office	45%	3
9	9/27/19	First mortgage	15,654	L+3.10%	6.2%	10/9/24	CA	Office	75%	2
10	10/4/19	First mortgage	21,997	L+2.90%	6.0%	10/9/24	NC	Office	61%	3
11	2/6/20	First mortgage	23,216	L+3.30%	6.4%	2/9/25	NJ	Office	69%	2
12	2/20/20	First mortgage	11,016	L+3.85%	7.0%	3/9/25	CA	Retail	57%	2
13	2/28/20	First mortgage	9,704	L+3.50%	6.6%	3/9/25	FL	Retail	78%	2
14	3/5/21	First mortgage	13,569	L+5.00%	8.1%	3/9/26	VA	Office	57%	2
15	3/12/21	First mortgage	20,135	L+4.00%	7.1%	3/9/26	MS	Industrial	64%	2
16	4/6/21	First mortgage	13,528	L+3.50%	6.6%	4/9/26	AL	Multifamily	69%	2
17	4/6/21	First mortgage	10,930	L+3.50%	6.6%	4/9/26	AL	Multifamily	78%	2
18	4/15/21	First mortgage	9,090	L+4.00%	7.1%	5/9/26	NJ	Industrial	69%	2
19	5/12/21	First mortgage	28,009	L+3.15%	6.3%	5/9/26	CT	Multifamily	77%	2
20	5/25/21	First mortgage	11,200	L+3.20%	6.3%	6/9/26	TN	Multifamily	80%	2
21	5/26/21	First mortgage	15,441	L+3.10%	6.2%	6/9/26	NV	Multifamily	80%	2
22	7/1/21	First mortgage	6,430	L+4.50%	7.6%	7/9/26	OH	Mixed Use	79%	2
23	10/8/21	First mortgage	29,550	L+3.20%	6.3%	10/9/26	OR	Multifamily	72%	2
24	10/15/21	First mortgage	22,587	L+2.95%	6.1%	11/9/26	VA	Multifamily	77%	2
25	11/12/21	First mortgage	25,055	L+2.90%	6.0%	11/9/26	TX	Multifamily	73%	2
26	11/16/21	First mortgage	23,165	L+3.05%	6.2%	12/9/26	TX	Multifamily	74%	2
27	11/17/21	First mortgage	23,057	L+2.85%	6.0%	12/9/26	SC	Multifamily	71%	2
28	12/9/21	First mortgage	39,350	L+3.05%	6.2%	12/9/26	GA	Multifamily	72%	2
29	12/15/21	First mortgage	25,210	L+3.20%	6.3%	1/9/27	OR	Multifamily	70%	2
30	1/14/22	First mortgage	37,225	SOFR+3.40%	6.4%	1/9/27	MO	Multifamily	80%	2
31	1/20/22	First mortgage	16,153	SOFR+3.65%	6.7%	2/9/27	NC	Retail	63%	2
32	1/26/22	First mortgage	14,112	SOFR+3.55%	6.6%	2/9/27	NJ	Industrial	63%	2
33	1/28/22	First mortgage	13,543	SOFR+3.30%	6.3%	2/9/27	NC	Multifamily	70%	2
34	2/25/22	First mortgage	30,000	SOFR+3.04%	6.1%	3/9/27	NY	Mixed Use	67%	2
35	3/1/22	First mortgage	26,516	SOFR+3.40%	6.4%	3/9/27	TX	Multifamily	78%	2
36	3/25/22	First mortgage	16,668	SOFR+3.30%	6.3%	4/9/27	FL	Industrial	70%	2
37	4/7/22	First mortgage	12,700	SOFR+3.25%	6.3%	4/9/27	SC	Multifamily	69%	2
38	4/19/22	First mortgage	18,230	SOFR+3.40%	6.4%	5/9/26	TX	Multifamily	76%	2
39	6/13/22	First mortgage	43,364	SOFR+3.45%	6.5%	6/9/27	TX	Multifamily	73%	2
40	9/1/22	First mortgage	27,000	SOFR+3.90%	6.9%	9/9/27	NC	Multifamily	63%	2
41	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	2
42	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$815,702		6.6%				71%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)
An 80% undivided senior interest in each of loan numbers 1, 2, 3, 5, 7, 10 and 11, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.

(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average all-in yield calculated using the spread plus the values of the indices as of September 30, 2022. LIBOR was 3.143% and SOFR was 3.042% as of September 30, 2022. Our first mortgage loans are all floating rate and each contains a minimum LIBOR or SOFR floor. As of September 30, 2022, the weighted average LIBOR floor was 0.83% and the weighted average SOFR floor was 0.41%.

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

We entered into master repurchase agreements to fund our loan portfolio. As of September 30, 2022 and December 31, 2021, we had total borrowings of $489,757 (which is net of $31 of unamortized debt issuance costs) and $307,083 (which is net of $41 of unamortized debt issuance costs), respectively. During the nine months ended September 30, 2022 and the year ended December 31, 2021, we had weighted average borrowings of $537,639 and $348,639 and weighted average borrowing costs of 3.1% and 2.5%, respectively. The increase in borrowings was due to the investment of capital from our Preferred Stock Offering in September 2021 on a levered basis.

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

The Renaissance O’Hare has been, and continues to be, negatively impacted by the COVID-19 pandemic. We recognized a net operating loss before depreciation and amortization from the hotel of $0.6 million in the nine months ended September 30, 2022. Although travel is increasing, there are numerous risks and uncertainties still surrounding the continuing and possible future effects of the pandemic, including whether and when a resumption of pre-pandemic levels of travel and in-person meetings and events might happen. Reduced demand for corporate and government travel and in-person meetings, reduced travel from individuals, and uncertainties surrounding the duration and effects of the pandemic persist.

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

The following table shows the Renaissance’s O’Hare’s performance trend over the past seven quarters.

Period	Average Occupancy Per Night	Average Revenue Per Available Room (1)	Average Daily Rate (1)
First Quarter 2021	28%	$23	$80
Second Quarter 2021	48%	$43	$89
Third Quarter 2021	57%	$65	$114
Fourth Quarter 2021	47%	$54	$113
First Quarter 2022	48%	$48	$100
Second Quarter 2022	59%	$87	$146
Third Quarter 2022	59%	$93	$158

(1)
Amounts expressed in whole dollars.

The hotel’s performance improved during the third quarter of 2022 relative to the same time period in 2021 primarily due to a return to more normal seasonal activity with travel and group events increasing as the COVID-19 pandemic restrictions have been lifted. Although performance has not returned to pre-pandemic levels, the third quarter 2022 results show significant improvement in operating metrics.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three Months Ended September 30,
	2022			2021
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$805,589	$11,802	5.7%	$531,631	$7,321	5.4%
Total/Weighted Average	$805,589	$11,802	5.7%	$531,631	$7,321	5.4%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$473,132	$5,026	4.2%	$351,947	$2,257	2.5%
Credit facility—loans	—	—	—	14,350	144	3.9%
Loan participations sold, net	102,394	1,125	4.3%	—	—	—
Total/Weighted Average	$575,526	$6,151	4.2%	$366,297	$2,401	2.6%
Net interest income/spread		$5,651	1.6%		$4,920	2.8%
Average leverage % (5)	250.2%			221.5%
Weighted average levered yield (6)			9.7%			11.6%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $33 and $0 for the three months ended September 30, 2022 and 2021, respectively, related to bank deposits not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, the Preferred Stock Offering, and the sale of loan participations. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease. As of September 30, 2022, all our loans and borrowings were above their interest rate index floors and we believe the changes in weighted average yield and our borrowing costs will be more correlated in future periods.

Revenue from Real Estate Owned

During the three months ended September 30, 2022 and 2021, the Renaissance O’Hare generated $4,788 and $2,716, respectively, in revenue. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

Net Operating Expenses

Net operating expenses for the three months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,
	2022	2021
Advisory fee	$916	$771
Debt finance costs	451	327
Directors compensation	21	19
Professional service fees	266	212
Real estate owned operating expenses	4,204	3,268
Depreciation and amortization	276	272
Other expenses	362	305
Net operating expenses	$6,496	$5,174

Net operating expenses for the three months ended September 30, 2022 and 2021 were $6,496 and $5,174, respectively. The primary driver of the increase in net operating expenses was related to the real estate operating expenses. As hotel operations improved during the quarter due to the easement of travel restrictions, the variable operating costs increased as well. Additionally, advisory fees increased with the increase in equity as a result of our Preferred Stock Offering in September 2021.

Net Income

For the three months ended September 30, 2022 and 2021, our net income was $3,976 and $2,462, respectively. The increase in net income was due to an increase in operating margin at the Renaissance O’Hare combined with an increase in net interest income. This was partially offset by increases in advisory fees and debt financing costs.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Nine Months Ended September 30,
	2022			2021
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	768,530	29,410	5.1%	499,822	20,995	5.5%
Total/Weighted Average	$768,530	$29,410	5.1%	$499,822	$20,995	5.5%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$425,573	$9,844	3.1%	$329,846	$6,362	2.5%
Credit facility - loans	4,521	142	4.1%	5,572	164	3.9%
Loan participations sold, net	107,545	2,526	3.1%	—	—	—
Total/Weighted Average	$537,639	$12,512	3.1%	$335,418	$6,526	2.6%
Net interest income/spread		$16,898	2.0%		$14,469	3.0%
Average leverage % (5)	232.9%			204.0%
Weighted average levered yield (6)			9.7%			11.6%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $33 and $0 for the nine months ended September 30, 2022 and 2021, respectively, related to bank deposits not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, the Preferred Stock Offering, and the sale of loan participations. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease. As of September 30, 2022, all our loans and borrowings were above their interest rate index floors and we believe the changes in weighted average yield and our borrowing costs will be more correlated in future periods.

Revenue from Real Estate Owned

During the nine months ended September 30, 2022 and 2021, the Renaissance O’Hare generated $10,578 and $5,328, respectively, in revenue. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

Net Operating Expenses

Net operating expenses for the nine months ended September 30, 2022 and 2021 consisted of the following:

	Nine Months Ended September 30,
	2022	2021
Advisory fee	$2,797	$2,245
Debt finance costs	1,222	1,138
Directors compensation	62	53
Professional service fees	749	718
Real estate owned operating expenses	11,204	6,880
Depreciation and amortization	835	817
Other expenses	1,025	821
Net operating expenses	$17,894	$12,672

Net operating expenses for the nine months ended September 30, 2022 and 2021 were $17,894 and $12,672, respectively. The primary driver of the increase in net operating expenses was related to the real estate operating expenses as hotel operations improved during the first nine months of the year due to the easement of travel restrictions. In addition, advisory fees increased as a result of the Preferred Stock Offering in September 2021.

Net Income

For the nine months ended September 30, 2022 and 2021, our net income was $9,615 and $7,125, or $0.47 and $0.62 per share (basic and diluted), respectively. The increase in net income was primarily due to a $2,429 increase in net interest income that resulted from the growth in the loan portfolio. This was offset by an increase in our advisory fee related to the additional equity from our Preferred Stock Offering.

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

We define MFFO in accordance with the concepts established by the IPA and adjust FFO for certain items, such as amortization of premium and discounts on real estate securities. We purchase real estate securities at a premium or discount to par value, and in accordance with GAAP, record the amortization of premium/accretion of the discount to interest income. We believe that excluding the amortization of premiums and discounts provides better insight to the expected contractual cash flows. We also adjust FFO for gains or losses on preferred stock repurchases because we do not consider these gains or losses to be a measure of our operating performance. In addition, we adjust FFO for unrealized gains or losses on real estate securities. Any mark-to-market or fair value adjustments are based on general market or overall industry conditions and may be temporary in nature.

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

Our FFO and MFFO are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
GAAP net income attributable to common stockholders	$2,482	$2,462	$5,083	$7,125
Depreciation and amortization	276	272	835	817
Funds from operations attributable to common stockholders	$2,758	$2,734	$5,918	$7,942

Amortization of debt financing costs	451	327	1,222	1,138
Non-cash adjustment for ground lease	107	98	314	286
Adjustment for gain on repurchase and retirement of preferred stock	(24)	—	(24)	—
Modified funds from operations attributable to common stockholders	$3,292	$3,159	$7,430	$9,366

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

As a result of these factors, we did not calculate our NAV for the months of March through May 2020. We resumed calculation of our NAV beginning as of June 30, 2020 following the Advisor’s determination that volatility in the market for our investments had declined and the U.S. economic outlook had improved. In August 2020, we resumed paying distributions monthly to stockholders of record for all classes of shares. On October 1, 2020, the SEC declared effective our post-effective amendment to our 2019 Registration Statement on Form S-11, thereby permitting us to resume offers and sales of shares of common stock in our IPO, including through the DRP.

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

The following table provides a breakdown of the major components of our net asset value attributable to common stock:

Components of NAV	As of September 30, 2022
Commercial mortgage loans	$817,094
Real estate owned, net	17,100
Cash and cash equivalents and restricted cash	47,067
Other assets	8,496
Repurchase agreements - commercial mortgage loans	(489,757)
Loan participations sold	(96,950)
Reserve for negative impact of COVID on real estate owned (1)	(796)
Due to related parties	(2,504)
Distributions payable	(1,081)
Accrued interest payable	(1,065)
Accrued stockholder servicing fees (2)	(147)
Other liabilities	(7,295)
Preferred stock	(87,017)
Net asset value attributable to common stock	$203,145
Number of outstanding shares	10,419

(1)
As of December 31, 2020, we established as a component of the NAV calculation a $2,250 reserve for the estimated negative impact of the COVID-19 pandemic during 2021 on REO. We increased this reserve by an additional $1,000 as of December 31, 2021, for expected losses to be incurred during 2022. The estimated total loss for 2022 assumed that the REO would generate net income in certain months in 2022. The REO generated net income of $691 during the three months ended September 30, 2022, of which $397 was added to the current reserve balance. Management believes the reserve balance is sufficient to cover expected future losses on REO for the remainder of 2022. Because we had already established a reserve for losses, the loss on REO for the nine months ended September 30, 2022 set forth below reduces the reserve but has no negative effect on the NAV. Below is a reconciliation of the reserve:

Beginning reserve balance as of December 31, 2021	$(1,402)
Less: Net loss on real estate owned for the nine months ended September 30, 2022:
Revenue from real estate owned	10,578
Real estate owned operating expense	(11,204)
Non-cash adjustment for ground lease	314
Net loss from real estate owned	(312)
Less: Net income excluded from reserve adjustment	(294)
Reserve balance as of September 30, 2022	$(796)

(2)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of September 30, 2022, we have accrued under GAAP $735 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of September 30, 2022, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of September 30, 2022:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$172,593	$13,742	$7,998	$—	$928	$7,872	$203,145
Number of outstanding shares	8,857	703	408	—	48	403	10,419
NAV per share as of September 30, 2022	$19.4874	$19.5396	$19.5845	$—	$19.5295	$19.5351	$19.4976

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of September 30, 2022
Stockholders' equity per GAAP	$290,571
Adjustments:
Unamortized stockholder servicing fee	579
Unamortized offering costs	1,694
Real estate owned non-cash adjustments	3,014
Capitalized Renaissance improvements	400
Fair value real estate owned adjustment	(6,096)
Net asset value	$290,162
Preferred Stock Adjustments:
Preferred stock liquidation value	(89,884)
Unamortized preferred stock offering costs	2,867
Net asset value attributable to common stock	$203,145

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

Our primary sources of liquidity include $47.1 million in cash, $185.2 million in available capacity on our borrowing facilities, and $20.0 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point. We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings, including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

Our primary liquidity needs include originating new loans and acquiring assets in accordance with our investment objectives, our commitments to repay the principal and interest on our borrowings and pay other financing costs, financing our assets, making advances on our future funding obligations, making distributions to our stockholders, funding redemptions under our SRP, funding our operations which includes paying fees and expenses to our Advisor and Sub-Advisor, payment of offering costs in connection with public offerings of common stock, and other general business needs.

Cash Flow Analysis

	Nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$13,136	$10,501
Net cash used in investing activities	(151,853)	(79,404)
Net cash provided by financing activities	128,516	131,633
Net (decrease) increase in cash and cash equivalents	$(10,201)	$62,730

We experienced a net decrease in cash and cash equivalents of $10,201 for the nine months ended September 30, 2022 compared to a net increase of $62,730 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we funded $269,107 in mortgage loans and we received $117,576 in principal payments from our loans and $182,664 in net advances on our borrowing facilities.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in June 2022 for a twelve-month term and the maximum advance amount was increased to $450,000. Advances under the CF Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 1.75% to 2.50% with a 0.15% to 0.75% floor. The CF Repo Facility is generally subject to certain financial covenants. We were in compliance with all financial covenant requirements as of September 30, 2022 and December 31, 2021.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association ("JPM"). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2022, 39% of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.50% with a 0.10% floor. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. The JPM Repo Facility is subject to certain financial covenants. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. As of September 30, 2022, the EBITDA to Fixed Charges ratio for the trailing four quarters was 144%. JPM agreed to waive this covenant as of September 30, 2022. As a result, we were in compliance with all financial covenant requirements as of September 30, 2022 and December 31, 2021.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the CF Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 4.0%. The initial maturity date of the WA Credit Facility is March 10, 2023. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of September 30, 2022 and December 31, 2021.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of September 30, 2022 and December 31, 2021:

September 30, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$450,000	$372,658	$590	$519,185	4.98%	41
JPM Repo Facility	150,000	117,130	194	161,829	4.96%	218
Total Repurchase Facilities - commercial mortgage loans	600,000	489,788	784	681,014	4.97%	83
WA Credit Facility	75,000	—	—	—	—	161
	$675,000	$489,788	$784	$681,014	4.97%	83

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Total Repurchase Facilities - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251

(1)
Excludes $31 and $41 of unamortized debt issuance costs at September 30, 2022 and December 31, 2021, respectively.

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

The following table details our loan participations sold as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Weighted Average Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	7	$121,188	$121,950	L+3.7%	1.44
Senior participations (2)(3)	7	$96,950	$96,950	L+2.0%	1.44

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Weighted Average Yield/Cost (1)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	2.22
Senior participations (2)(3)	9	$109,772	$109,772	L+2.0%	2.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of September 30, 2022 and December 31, 2021, the loan participations sold were non-recourse to us.
(3)
During the nine months ended September 30, 2022, we recorded $2.5 million of interest expense related to loan participations sold.

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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042

The gross distribution was reduced for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at the net distribution amount for those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through September 30, 2022, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2021.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During December 2021, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.459375 per share, which was paid on December 30, 2021 to holders of record on December 15, 2021 for the period beginning September 22, 2021 to, but not including, December 30, 2021. During March 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2022 to holders of record on March 15, 2022. During June 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on June 30, 2022 to holders of record on June 15, 2022. During August 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on September 30, 2022 to holders of record on September 15, 2022.

Sources of Distributions to Common Stockholders

	Nine Months Ended September 30,
	2022	2021
Distributions to Holders of Common Stock
Paid in cash	$9,490	$9,079
Reinvested in shares	487	421
Total distributions	$9,977	$9,500
Cash flows from operating activities	$13,136	$10,501

For the nine months ended September 30, 2022 and 2021, all of our distributions were paid from cash flows from operating activities generated during the period.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” There have been no changes to our critical accounting policies during the nine months ended September 30, 2022.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the nine months ended September 30, 2022 and 2021, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both September 30, 2022 and December 31, 2021, 98% of our investment portfolio was comprised of variable rate investments based on LIBOR or SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for LIBOR or SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table below quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2021 to September 30, 2022 was primarily due to the Federal Reserve increasing interest rates and LIBOR and SOFR increasing above the minimum interest rate floors for our investment portfolio and borrowings.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2022	December 31, 2021
(-) 50 Basis Points	(4.50)%	1.06%
(-) 25 Basis Points	(2.25)%	1.06%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.25%	(1.21)%
(+) 50 Basis Points	4.50%	(1.91)%

For this analysis, LIBOR and SOFR were assumed to not fall below zero.

LIBOR Transition

It appears highly likely that LIBOR will be discontinued by June 30, 2023. Specifically, on March 5, 2021, the ICE Benchmark Administration (“IBA”) confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. On September 29, 2021, the Financial Conduct Authority announced that under its new powers, it will compel IBA to publish one, three and six month LIBOR under a synthetic methodology, which will no longer be representative of the underlying market or economic reality the setting is intended to measure, for the duration of 2022. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past. As of September 30, 2022, all of our commercial mortgage loan agreements and our Facilities include language that allows a change to an alternative reference rate to replace LIBOR. We and our lenders have concluded that SOFR will be used as the alternative reference rate. Beginning January 1, 2022, all new loans we originate are based on SOFR. In March 2022, the reference rate for our CF Repo Facility converted from LIBOR to SOFR. We do not anticipate making changes to the index on our loans or borrowings originated prior to January 1, 2022 until the earlier of their maturity dates or June 30, 2023, whichever comes first.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds (dollar amounts in thousands, except share data)

On May 3, 2019, our 2019 Registration Statement on Form S-11 (File No. 333-230465) for our IPO of common stock of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation serves as our dealer manager for the common stock IPO. On April 28, 2022, the Company filed 2022 Registration Statement on Form S-11 (File No. 333-264540) with the SEC to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of September 30, 2022, we had received net offering proceeds of $40.1 million from the IPO. The following table summarizes certain information about the IPO proceeds:

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	743,606	444,135	—	53,313	426,787	1,667,841
Gross proceeds from primary offering	$18,739	$10,931	$—	$1,237	$9,967	$40,874
Reinvestments of distributions	526	262	—	83	480	1,351
Total gross proceeds	19,265	11,193	—	1,320	10,447	42,225
Selling commissions and dealer manager fees	1,092	300	—	—	—	1,392
Stockholder servicing fees	—	637	—	98	—	735
Total expenses	1,092	937	—	98	—	2,127
Net offering proceeds (1)	$18,173	$10,256	$—	$1,222	$10,447	$40,098

(1)
Excludes company-level offering costs of $5,315.

We primarily used the net offering proceeds from the IPO to originate commercial real estate loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

On March 24, 2020, our Board suspended our IPO, effective immediately, and the DRP, effective April 6, 2020. In determining to suspend the IPO and the DRP, our Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. After determining that volatility in the market for the Company’s investments had declined and the U.S. economic outlook had improved, our Advisor resumed calculation of the NAV beginning as of June 30, 2020, and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s 2019 Registration Statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

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

As of September 30, 2022, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering:

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

During the three months ended September 30, 2022, we repurchased shares of our common stock in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2022	14,537	$19.63	14,537	—
August 1 - August 31, 2022	102,563	$19.56	102,563	—
September 1 - September 30, 2022	93,674	$19.52	93,674	—
	210,774	$19.54	210,774
________________
(1) Repurchases are limited as described above.

Repurchases of Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a change in control and we do not redeem the shares within 120 days of the change in control event. For the three months ended September 30, 2022, there were no redemptions of our Series A Preferred Stock or conversions of our Series A Preferred Stock to common stock.

Series A Preferred Repurchase Program

On August 11, 2022, the Board authorized and approved the Series A Preferred Repurchase Program pursuant to which we may repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of our Series A Preferred Stock through December 31, 2022. Under the Series A Preferred Repurchase Program, repurchases of shares of our Series A Preferred Stock may be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. We cannot predict when or if we will repurchase any shares of Series A Preferred Stock. The Series A Preferred Repurchase Program may be suspended, extended or terminated by us at any time without prior notice.

The table below sets forth the number of shares we repurchased pursuant to the Series A Preferred Repurchase Program during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2022	—	—	—	—
August 1 - August 31, 2022	—	—	—	1,000,000
September 1 - September 30, 2022	4,630	$18.93	4,630	995,370
	4,630	$18.93	4,630
________________
(1) Repurchases are limited as described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 11, 2022, the Company entered into Amendment No. 1 to the Advisory Agreement (the “Amendment”). The Amendment removes the Board’s discretion to decrease certain NAV per share thresholds, below which any subsequent increases would be included in the performance component of the advisory fee paid to the Advisor.

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

1.1

Amendment No. 1 to Dealer Manager Agreement (filed as Exhibit 1.2 to Pre-Effective Amendment No. 1 the Registrant’s Registration Statement on Form S-11 filed October 17, 2022 and incorporated by reference)

3.1

Articles of Amendment and Restatement of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

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

3.6	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed April 11, 2022 and incorporated by reference)
4.2	Form of certificate representing the Series A Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)
10.1*	Amendment No. 1 to Second Amended and Restated Advisory Agreement dated November 11, 2022
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	November 14, 2022

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 14, 2022