Form 10-K
period 2022-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2023-03-30
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. As of March 29, 2023, the Registrant had 10,114,471 shares of common stock outstanding, consisting of: 8,562,778 shares of Class P common stock, 745,887 shares of Class A common stock, 290,345 shares of Class T common stock, 48,015 shares of Class D common stock, 467,447 shares of Class I common stock and no shares of Class S common stock.

Auditor Name: KPMG LLP Auditor Location: Chicago, IL Auditor Firm ID: 185

Summary of Risk Factors

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K. Defined terms used in this summary have the meanings provided elsewhere in this Annual Report on Form 10-K.

Risks Related to an Investment in Our Company

•
There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our share repurchase plan (“SRP”). Our SRP is currently suspended. If we resume our SRP in the future, we may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to limits. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. If stockholders do sell their shares to us, they may receive less than the price they paid.
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
•
Purchases in our Public Offerings and repurchases of shares of our common stock are not made based on the current net asset value (“NAV”) per share of our common stock as of the date of purchase or repurchase.
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
•
We acquired a hotel from one of our borrowers and may acquire additional hotels. For so long as we own hotels or invest in loans secured by hotels and securities collateralized by hotels, we will be exposed to the unique risks of the hospitality sector, including seasonality, volatility or a severe reduction in occupancy due to another unforeseen cause.
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

•
Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay distributions to our stockholders.
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
•
We may invest in CRE securities, including commercial mortgage-backed securities (“CMBS”), CRE, collateralized loan obligations (“CLOs”) and other subordinate securities.
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

PART I

Item 1. Business.

General Development of the Business

InPoint Commercial Real Estate Income, Inc. (the “Company”, “we,” “our” or “us”) holds a diversified portfolio of CRE investments primarily comprised of (i) CRE debt, including (a) primarily floating rate first mortgage loans, and (b) subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating rate CRE securities, such as CMBS, and senior unsecured debt of publicly traded real estate investment trusts (“REITs”). We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the limited partner interests in the Operating Partnership. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We are not a mutual fund and do not intend to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We are externally managed by the Advisor, a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation (“IREIC”), our sponsor, a member of The Inland Real Estate Group of Companies, Inc. (“Inland”). The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing our CRE investment portfolio, subject to the supervision of our board of directors (the “Board”). The Advisor performs its duties and responsibilities as our fiduciary pursuant to an amended and restated advisory agreement dated July 1, 2021 among the Company, the Advisor and the Operating Partnership (as amended, the “Advisory Agreement”).

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

On May 3, 2019, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement and we commenced the IPO. The purchase price per share for each class of common stock in the IPO varied and generally equaled our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager served as our exclusive dealer manager for the IPO on a best efforts basis.

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

On April 28, 2022, the Company filed a registration statement on Form S-11 (File No. 333-264540) (the “2022 Registration Statement”) with the SEC to register up to $2.2 billion in shares of common stock, which was declared effective by the SEC on November 2, 2022 (the “Second Public Offering”, and collectively with the IPO, the "Public Offerings").

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which we may repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock may be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Company cannot predict when or if it will repurchase any shares of Series A Preferred Stock. The Series A Preferred Repurchase Program may be suspended, extended or terminated by the Company at any time without prior notice.

On January 30, 2023, the Board unanimously approved the suspension of the operation of the SRP and the sale of shares in the Second Public Offering, effective immediately, and the sale of shares pursuant to our DRP, effective as of February 10, 2023. The sale of shares in the Second Public Offering, the SRP, and the DRP shall each remain suspended unless and until such time as the Board approves their resumption. In connection with the foregoing, the Board has decided to evaluate strategic alternatives available to us. On January 30, 2023, the Board also unanimously approved the termination of the Series A Preferred Repurchase Program.

As of March 29, 2023, we had received and accepted investors’ subscriptions for and issued 794,715 Class A shares, 464,881 Class T shares, 53,815 Class D shares and 489,069 Class I shares in the Public Offerings, resulting in gross proceeds of $44.9 million, including proceeds from the DRP. As of March 29, 2023, $2.198 billion of common stock remained available to be sold in the Second Public Offering.

For more information on the Public Offerings and the Preferred Stock Offering, see Part IV, Item 15, “Note 7 – Stockholders’ Equity.”

We established the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

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

We reserve the right to amend, suspend or terminate our DRP without the consent of our stockholders, provided that notice is sent to participants at least ten business days prior to the effective date. Participants may terminate their participation in the DRP with five business days’ prior written notice to us. As noted above, on January 30, 2023, the Board unanimously approved the suspension of the sale of shares pursuant to our DRP effective as of February 10, 2023.

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

As noted above, on January 30, 2023, the Board unanimously approved the suspension of the SRP, effective immediately.

Investment Portfolio

Our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of the underlying collateral securing the CRE debt and CRE securities. We intend that the real estate underlying our CRE debt and CRE securities investments, as well as CRE equity investments we may make, will be located within the United States and diversified by property type, geographic location, owner/operator and tenant. As of December 31, 2022 and 2021, our investment portfolio consisted of $845.9 million and $665.5 million, respectively, in commercial mortgage loans held for investment. As of December 31, 2022 and 2021, in addition to the debt investments we own in our investment portfolio, we also owned one 362-room hotel located in Chicago, Illinois, commonly known as the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) through a ground lease interest that we acquired via deed-in-lieu-of-foreclosure on August 20, 2020, from the borrower under one of our first mortgage loans.

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

Many investment opportunities that are suitable for us may also be suitable for one or more investment funds, REITs, vehicles, accounts, products or other similar arrangements sponsored, advised and/or managed by the Sub-Advisor or its affiliates (“Other Sound Point Accounts”). If a certain investment opportunity is deemed suitable for both us and one or more Other Sound Point Accounts, the Sub-Advisor or its affiliates will determine which program is ultimately awarded the right to pursue the investment in accordance with the Sub-Advisor’s investment allocation guidelines. The Sub-Advisor is responsible for facilitating the investment allocation process and could face conflicts of interest in doing so. The Sub-Advisor is required to provide information to our Board to enable our Board, including the independent directors, to determine whether the investment allocation procedures summarized below are being fairly applied to us.

Our Sub-Advisor and its affiliates have adopted investment allocation guidelines to address conflicts of interest arising from the allocation of investment opportunities and to ensure the fair and equitable allocation of investments among us and Other Sound Point Accounts consistent with its fiduciary obligations. The Sub-Advisor will screen the suitability of each investment opportunity for each account based on the following criteria (the “Screening Criteria”): liquidity position (i.e., sufficiency of available cash to make and support the investment or need to raise cash); strategic investment objectives; appropriateness of investment based on current portfolio composition, including loan-type, loan-size, asset-type and geographic or borrower diversity; time horizon; tax sensitivity; and any applicable legal or regulatory restrictions, or governing document applicable covenants or asset tests/restrictions.

Since bespoke whole commercial real estate loan investments are not divisible and cannot be allocated pro rata as a general matter, the Sub-Advisor and its affiliates will allocate investment opportunities on a pre-determined rotational order and maintain a record of such rotational allocations. Any new account will be added to the bottom of the rotational queue. If, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then atop the rotational queue, the investment opportunity shall be allocated to such account which shall thereupon be moved to the bottom of the rotational queue and all other accounts shall retain their respective relative existing positions in the rotational queue. If, however, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then atop the rotational queue, the investment opportunity shall be reviewed for suitability with respect to the next account in chronological order in the rotational queue. If Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity shall be allocated to such account which shall thereupon be moved to the bottom of the rotational queue and all other accounts shall retain their respective relative existing positions in the rotational queue. If, however, upon consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity shall be reviewed for suitability with respect to the next account in chronological order in the rotational queue. This process continues until the investment opportunity is deemed suitable for the account with the highest chronological priority in the rotational queue and is, thus, allocated the investment opportunity and thereupon moved to the bottom of the rotational queue.

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

Item 1A. Risk Factors.

Risks Related to an Investment in Our Company

We have had an accumulated deficit in the past and may continue to have an accumulated deficit in the future.

Our accumulated deficit as of December 31, 2022 and 2021 was $57.3 million and $52.3 million, respectively. We may continue to have an accumulated deficit in the future.

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

There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our SRP. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to limits. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. Our SRP is currently suspended. If stockholders do sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will develop without a listing of our shares on an exchange. Therefore, repurchase of shares by us pursuant to our SRP will likely be the only way for our stockholders to dispose of their shares, and there can be no assurance that our SRP will be available at any given time, as our Board may determine to suspend the plan based on economic conditions or for any other reason it deems appropriate. Our Board suspended our SRP on March 24, 2020 and partially reinstated it effective July 1, 2021, subject to certain aggregate repurchase limits lower than the maximum amount permitted by the SRP. The SRP was not fully reinstated until October 1, 2021. On January 30, 2023, our Board suspended our SRP. The total amount of aggregate repurchases is subject to the limits set forth in the SRP (2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar quarter). When our SRP is in effect, our stockholders who have held their shares for at least one year have the opportunity to request that we repurchase their shares on a monthly basis. We repurchase shares from requesting stockholders who have held their shares for at least one year on a monthly basis at a price equal to our most recently determined NAV per share for the applicable class of share on the date the repurchase request is processed, and not based on the price at which the stockholder initially purchased his or her shares. As a result, our stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our repurchase program.

Due to the illiquid nature of investment in real estate, we may not have sufficient liquid resources to fund repurchase requests. When the SRP is in effect, we may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to the limitations in our SRP. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, including because the amount requested for repurchase exceeds one of the limits, then funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, inflation, disruptions in the labor market (including labor shortages and unemployment), the turbulence in the stock market related to the COVID-19 pandemic and the current military conflict in Ukraine, could cause our stockholders to seek to sell their shares to us pursuant to our SRP at a time when such events are adversely affecting the performance of our assets. Our SRP is currently suspended. If we decide to satisfy all repurchase requests within the limits of our SRP, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The Advisor and the Sub-Advisor manage our portfolio pursuant to very broad investment guidelines and generally are not required to seek the approval of our Board for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our Board approved very broad investment guidelines that delegate to the Advisor the authority to execute originations, acquisitions and dispositions of CRE debt, CRE securities and real estate properties on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. Pursuant to the Sub-Advisory Agreement, the Advisor delegated this authority to the Sub-Advisor, under the supervision of the Advisor. There can be no assurance that the Advisor and the Sub-Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our Board reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our Board or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Advisor and the Sub-Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Advisor or Sub-Advisor. Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our Board.

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
•
increases in interest rates on our borrowings;
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

As a result, we may not be able to pay distributions to our stockholders at any given time in the future, and the level of any distributions we do make to our common stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our common stockholders’ investments. Though we paid distributions to our common stockholders on a monthly basis from December 5, 2016 to March 24, 2020, our Board suspended distributions from March 24, 2020 to July 30, 2020 as a result of the COVID-19 pandemic and may do so again in the future.

Further, subject to certain exceptions, in connection with a Change of Control or Downgrade Event and where any shares of our Series A Preferred Stock remain outstanding after September 22, 2026, we will thereafter accrue cumulative cash dividends at a rate higher than the initial rate per annum equal to 6.75% per annum of the $25.00 liquidation preference. We cannot assure stockholders of our ability to pay these increased dividend rates upon such events, and, even where we are able to do so, the increased dividend payments may have a material adverse effect on our financial condition, liquidity and results of operations, including our ability to maintain our current distribution payment level to common stockholders, and our ability to pay distributions to our stockholders, if any.

We have paid and may continue to pay distributions from sources other than our earnings and cash flow from operations, including, without limitation, the sale of assets, borrowings, repayment of real estate debt investments, return of capital, offering proceeds and advances or the deferral of fees and expenses reimbursements, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient earnings and cash flow from operations to fully fund distributions to stockholders. Therefore, we have and may again choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of the Public Offerings, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. We have funded distributions, in part, using offering proceeds and, in the future, we may again pay distributions from sources other than earnings and cash flow from operations. During the year ended December 31, 2022, we did not use offering proceeds to pay distributions.

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

Purchases in our Public Offerings and repurchases of shares of our common stock are not made based on the NAV per share of our common stock as of the date of purchase or repurchase.

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

The Advisor seeks to determine the fair value of our investments as of the last day of each month. Within the parameters of our valuation guidelines, the valuation methodologies used to value our assets involve subjective judgments. In general, the loan portfolio is valued at amortized cost, subject to impairment testing. Impairment testing is subjective in nature as it partially relies on the Advisor’s judgment on whether a borrower can repay the loan. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our investments are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our investments may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price at which shares may be repurchased by us pursuant to our share repurchase plan is based on our estimated NAV per share, stockholders may receive less than realizable value for their investment.

Our NAV per share may suddenly change if the estimated values of our illiquid assets materially change from prior estimates or the actual operating results for a particular month differ from what we originally estimated for that month.

We calculate a monthly NAV. While we obtain annual independent valuations of our properties, a substantial portion of our assets consist of CRE debt that is valued at amortized cost, subject to impairment testing. Changes in market conditions may significantly impact the estimated valuation of our assets and there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. After the end of the last business day of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the monthly NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

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

Our Second Public Offering is being made on a “best efforts” basis, meaning that the Dealer Manager and broker-dealers participating in the distribution of shares in our Second Public Offering (“participating broker-dealers”) are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any shares of our common stock in our Public Offerings. As a result, the amount of proceeds we raise in our Second Public Offering may be substantially less than the amount we would need to create a diversified portfolio of investments. As of March 29, 2023, we had received and accepted investors’ subscriptions for and issued 794,715 Class A shares, 464,881 Class T shares, 53,815 Class D shares and 489,069 Class I shares in the IPO and Second Public Offering, resulting in gross proceeds of $44.9 million, including proceeds from the DRP. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in our Second Public Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to our stockholders. Certain participating broker-dealers suspended the sale of public, non-listed REITs, including our shares, as a result of the COVID-19 pandemic. Although most of those suspensions occurred during the period when our IPO was suspended by our Board, there is no assurance that our participating broker-dealers’ sales efforts will return to pre-suspension levels or resume at all, which increases the risk that we are unable to raise substantial funds in our Second Public Offering. On January 30, 2023, our Board approved the suspension of the Second Public Offering.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of our offering proceeds promptly, which may cause our distributions and investment returns to be lower than they otherwise would be.

The more shares we sell in our Second Public Offering or in another securities offering, including the Series A Preferred Stock, the greater our challenge is to invest all of our net offering proceeds. If we raise substantial offering proceeds in a short period of time, there may be delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our Public Offerings, Series A Preferred Stock offering or another securities offering may be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to pay distributions, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower our overall returns.

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

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our continuous public offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

The Sub-Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to pay distributions and lower the overall return on our stockholders’ investment.

We rely upon the Sub-Advisor to identify suitable investments. The investment professionals of the Sub-Advisor must determine which investment opportunities to recommend to us and to existing and future investment vehicles which are affiliated with Sound Point CRE, the parent of the Sub-Advisor. The Sub-Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our investment objectives. If we, through the Sub-Advisor, are unable to find suitable investments promptly, we may hold the proceeds from the Public Offerings or another offering of securities or a large influx of cash from another source, such as payoffs of our mortgage loans, in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees and expenses in connection with the Public Offerings and distributions. Therefore, delays in investing proceeds we raise from the Public Offerings or other large amounts of cash received could impact our ability to generate cash flow for distributions or to achieve our investment objectives.

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

Our success depends, to a significant degree upon the contributions of key personnel at the Advisor, the Sub-Advisor and their respective affiliates, each of whom would be difficult to replace. We cannot assure stockholders that such personnel will continue to be associated with them in the future. If any of these persons were to cease their association with us, the Advisor or the Sub-Advisor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s, the Sub-Advisor’s and their respective affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and they may be unsuccessful in attracting and retaining such skilled individuals. If they lose or are unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.

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

Risks Related to Our Investments

While the COVID-19 pandemic appears to have subsided, it had a significant adverse effect on certain of our investments and may adversely affect our investments and operations in the future.

The uncertainty surrounding the COVID-19 pandemic and its potential effects appears to have subsided with most national and local restrictions being eliminated. The severity and length of the impact of the COVID-19 pandemic on the United States and world economies brought uncertainty that a more severe world-wide economic downturn that a more severe world-wide economic downturn may lead to corporate bankruptcies in the most affected industries and may result in increased unemployment. The effects of the pandemic had a material short-term negative effect on our borrowers and the value of some of the commercial properties securing loans. In particular, with respect to our investments in or secured by hospitality properties, a variety of factors related to the COVID-19 pandemic have caused a decline in business and leisure travel that may recur, including but not limited to (i) restrictions in travel, including those imposed by governmental entities and employers, (ii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure or limited reopening of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19. The borrower under our loan secured by the Renaissance O’Hare defaulted during May 2020, and we took ownership of the hotel through a deed-in-lieu of foreclosure. The hotel performance improved since our acquisition but has and may not return to pre-pandemic levels. A resurgence in the pandemic may have a significant impact on the hotel and the real estate securing our loans.

Our CRE debt and securities investments are subject to the risks typically associated with CRE.

Our CRE debt and securities investments are subject to the risks typically associated with CRE, including:

•
local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, virus outbreaks and pandemics, war and military conflicts (including volatility as a result of the ongoing conflict between Russia and Ukraine), the sovereign debt crisis, inflation and other factors;
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

Many of our investments may be susceptible to economic slowdowns, recessions, depressions or a pandemic, which could lead to financial losses and a decrease in revenues, earnings and assets. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. An economic slowdown, or recession or depression, in addition to other economic and non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Borrowers may be less likely to achieve their business plans and be able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. In addition, declining real estate values will reduce the value of any of our investments. A strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our

CRE investments as well as our ability to finance our portfolio, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to pay distributions to stockholders.

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

We own a hotel and are exposed to the unique risks of the hospitality sector, including seasonality, volatility and the severe reduction in occupancy caused by a pandemic.

We own the Renaissance O’Hare, which we acquired through a deed-in-lieu of foreclosure transaction, and we may foreclose upon or otherwise own other hospitality properties in the future. The hospitality market is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The Renaissance O’Hare has historically experienced a seasonal slowdown in the first and fourth quarters of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hospitality market, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality properties. The demand for rooms at any hospitality properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. For example, the hospitality market has been and continues to be severely impacted by the COVID-19 pandemic, and the pandemic has had a material adverse effect on the performance of the Renaissance O’Hare, which has not returned to pre-pandemic performance levels. We incurred $0.6 million, $2.2 million and $1.7 million of net operating losses before depreciation and amortization from the Renaissance O’Hare on the Company’s consolidated statement of operations during the years ended December 31, 2022, 2021 and 2020, respectively. Any of the aforementioned factors could have a material adverse effect on the performance of our hotels, our results of operations, our ability to pay distributions to stockholders and our NAV. We own a ground lease interest in, as opposed to fee title to, the Renaissance O’Hare. This ground lease runs through March 2098. If we are unable or otherwise fail to comply with the terms of the ground lease, for example, because the hotel and our other investments fail to generate enough cash to allow us to make our rent payments, we may lose our interest in the hotel or suffer other adverse outcomes under the lease.

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

We originate, structure and acquire subordinate CRE debt investments on a limited basis secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and will be secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

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

Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay distributions to our stockholders.

Our primary interest rate exposures relate to the yield on our loans and the financing cost of our debt. Changes in interest rates and credit spreads may affect our net income from loans, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. The U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions during 2022 and early 2023 and it is expected to continue to do so throughout 2023. Any such increases would increase our borrowers’ interest payments and for certain borrowers may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values.

Our operating results depend, in part, on differences between the income earned on our investments and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments, and any such change may limit our ability to pay distributions to our stockholders. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.

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

The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses. Our borrowers and tenants may be negatively affected by continued disruptions in global supply chains, labor shortages, broad inflationary pressures or military conflicts (including volatility as a result of the ongoing conflict between Russia and Ukraine), any of which may have a negative impact on our borrowers’ ability to execute on their business plans and their ability to perform under the terms of their loan obligations.

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
•
changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment (including military conflicts, such as the ongoing conflict between Russia and Ukraine);
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

As of March 29, 2023, we do not have any investments in properties located or secured by properties located outside the United States.

We may invest in CRE securities, including CMBS, CRE CLOs and other subordinate securities, which entail certain heightened risks that resulted in losses following the onset of the COVID-19 pandemic.

We may invest in a variety of CRE securities, including CMBS, CRE CLOs and other subordinate securities, which may be subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CRE CLOs entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS, CRE CLOs and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty and resulted in losses being incurred on our CRE securities investments after the onset of the COVID-19 pandemic. During the year ended December 31, 2020, we sold all of our CMBS, generating proceeds of $121.2 million and a realized loss of $35.0 million. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

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

The expected discontinuation of LIBOR may adversely affect interest income and expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.

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

For new loans originated, we began using SOFR beginning January 1, 2022. We anticipate continuing to use LIBOR for loans completed prior to January 1, 2022 until the earlier of their maturity dates or June 30, 2023, whichever comes first. In addition, we may need to renegotiate certain of our loan agreements with lenders and borrowers that extend past December 31, 2022, or June 30, 2023, depending on the applicable LIBOR setting. Such amendments and restructurings could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant benchmark of the replacement reference rates. As of December 31, 2022, we still had legacy agreements with borrowers that were indexed to LIBOR that we are in the process of modifying to be indexed to SOFR during the first quarter of 2023.

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

We cannot guarantee the amount of distributions paid, if any. Our Board will determine an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, earnings, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth herein, as well as other factors that our Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. The amount of distributions we may pay in the future is not certain.

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

Fees payable to the Advisor and its affiliates increase the risk that the amount available for distribution to our stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the Public Offerings. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

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

We intend to conduct our operations so that none of we, the Operating Partnership or the subsidiaries of the Operating Partnership are required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

Registration with the SEC as an investment company would be costly, would subject our company to a host of complex regulations, and would divert the attention of management from the conduct of our business. In addition, making investments that do not fit our investment guidelines and the purchase or sale of investment securities or other assets to preserve our status as a company not required to register as an investment company could materially adversely affect our NAV, the amount of funds available for investment and our ability to pay distributions to our stockholders.

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

Our charter does not permit any person or group to own more than 9.8% of our outstanding common stock or value of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our Board.

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

We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire MBS and other assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Recently finalized Treasury Regulations, which became effective on March 7, 2022, treat certain modifications that would be taxable events under current law as non-taxable events. The Treasury Regulations also permit REMICs to make certain modifications without losing REMIC qualification. The Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. The IRS has also issued Revenue Procedure 2020-44, which provides additional guidance to facilitate the market’s transition from LIBOR rates. This guidance clarifies the treatment of certain debt instruments modified to replace LIBOR- based terms. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, virus outbreaks, energy and commodity prices, geopolitical issues, and military conflicts (including the ongoing conflict between Russia and Ukraine), inflation, deflation, Federal Reserve short-term rate decisions, foreign exchange rates, the availability and cost of credit, the Chinese economy and the relationship between the Chinese and U.S. governments have contributed to increased economic uncertainty. These factors could cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

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

Not applicable.

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

Our Series A Preferred Stock is listed on the New York Stock Exchange with the ticker symbol ICR PR A.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our Board. Our NAV per share, which is updated as of the last calendar day of each month, is posted on our website at www.inland-investments.com/inpoint. Our Advisor is ultimately responsible for determining our NAV. The calculation of our NAV is reviewed by our independent valuation advisor, BDO USA, LLP.

Our total net asset value attributable to common stock presented in the following table includes the NAV of our Class A, Class T, Class S, Class D, and Class I common stock being sold in our offering, as well as our Class P common stock, which is not being sold in our offering. The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of December 31, 2022 ($ and shares in thousands, except per share data):

Components of NAV	As of December 31, 2022
Commercial mortgage loans (1)	$845,866
Real estate owned	19,000
Cash and cash equivalents and restricted cash	29,408
Other assets	8,298
Repurchase agreements - commercial mortgage loans	(488,086)
Credit facility payable	(18,380)
Loan participations sold, net	(99,420)
Reserve for expected future losses on real estate owned (2)	(1,874)
Due to related parties	(2,197)
Distributions payable	(1,047)
Interest payable	(1,499)
Accrued stockholder servicing fees (3)	(160)
Other liabilities	(7,199)
Preferred stock	(86,069)
Net asset value attributable to common stock	$196,641
Number of outstanding common shares	10,093
____________

(1)
During Q1 2023, information, pertaining to the estimated value of a loan’s underlying collateral, that we believe was indicative of the value as of December 31, 2022, came to our attention. This prompted us to record a specific reserve of $3,588 on that loan for the year ended December 31, 2022 in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Per the NAV policy approved by our board of directors, the specific reserves recorded on loans with potential impairment, are included in our calculation of the NAV. However, this particular reserve was not included until the February 28, 2023 NAV calculation after it had come to our attention. The reserve included in the February 28, 2023 NAV was $3,628 as an additional advance was made on the loan in January 2023. This adjustment was not reflected in our December 31, 2022 NAV (presented in table above) or in our January 31, 2023 NAV calculations reported in prospectus supplement no. 3 to our base prospectus dated November 2, 2022 (supplement filed with the SEC on January 17, 2023 in Form 424B3) and our Form 8-K filed on February 15, 2023, respectively.
(2)
As of December 31, 2020, we established as a component of the NAV calculation a $2,250 reserve for the estimated negative impact of COVID-19 during 2021 on real estate owned (“REO”). We increased this reserve by an additional $1,000 and $1,366 as of December 31, 2021 and December 31, 2022, respectively. Management assesses the balance of the reserve periodically in light of future income projections. The estimated total income for 2023 assumes that the REO would generate net losses in certain months in 2023. Net income generated by the REO is typically not added to the reserve balance unless management believes the reserve balance would not be sufficient to cover expected future losses by the REO. During December 2022, the REO generated a net loss of $288.
(3)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of December 31, 2022, we have accrued under GAAP $641 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of December 31, 2022, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of December 31, 2022 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S (1)	Class D	Class I	Total
Monthly NAV	$166,741	$14,511	$5,605	$—	$935	$8,837	$196,641
Number of outstanding shares	8,563	743	286	—	48	453	10,093
NAV per share as of December 31, 2022	$19.4728	$19.5252	$19.5743	$—	$19.5159	$19.5218	$19.4829

(1)
As of December 31, 2022, we had not sold any Class S shares in our offering.

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of December 31, 2022
Stockholders' equity per GAAP	$278,557
Adjustments:
Unamortized stockholder servicing fee and other expenses	493
Unamortized offering costs	2,086
Real estate owned non-cash adjustments	3,418
Loan loss reserve adjustment	3,588
Fair value of real estate owned adjustment	(5,433)
Net asset value	$282,709
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,717)
Unamortized preferred stock offering costs	2,649
Net asset value attributable to common stock	$196,641

Valuation Guidelines

Our Board, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Advisor, with the assistance of our Sub-Advisor, and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. From time to time, our Board, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. In connection with carrying out its responsibility to determine our NAV, our Advisor may delegate certain tasks to our Sub-Advisor. Our Advisor, however, is ultimately responsible for the NAV determination process.

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

Our Advisor calculates the fair value of our assets in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Furthermore, no rule or regulation requires that we calculate

NAV in a certain way. While we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and repurchase price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.

Our Independent Valuation Advisor

With the approval of our Board, including a majority of our independent directors, we have engaged BDO USA, LLP to serve as our independent valuation advisor. Our Advisor, with the approval of our Board, including a majority of our independent directors, may engage additional independent valuation advisors in the future as our portfolio grows. At the end of each month, the independent valuation advisor reviews the calculation of our monthly NAV. The independent valuation advisor is not responsible for our NAV, and performs its services based solely on information received from us, our Advisor and our Sub-Advisor. Our Advisor, and not the independent valuation advisor, is ultimately responsible for the determination of our NAV.

We have agreed to pay fees to our independent valuation advisor upon its delivery to us of its review reports. We have also agreed to indemnify our independent valuation advisor against certain liabilities arising out of this engagement. The compensation we pay to our independent valuation advisor is not based on the estimated values of our loans or our NAV.

Our independent valuation advisor may from time to time in the future perform other commercial real estate and financial advisory services for our Advisor or Sub-Advisor and their affiliates, so long as such other services do not adversely affect the independence of the independent valuation advisor.

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

Our Advisor seeks to determine the fair value of investments as of the last day of each month. Fair value determinations are based upon all available inputs that our Advisor deems relevant, including, but not limited to, indicative dealer quotes, values of like securities, discounted cash flow analysis, and valuations prepared by third-party valuation services. However, determination of fair value involves subjective judgments and estimates.

•
Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans. Our Advisor estimates the fair value of our loan portfolio in accordance with the methodologies contained in our valuation guidelines approved by our Board. In general, the loan portfolio will be valued at amortized cost, subject to impairment testing. As of December 31, 2022, we are required under GAAP to record a Current Expected Credit Loss (CECL) reserve on the CRE debt portfolio that will be adjusted at least quarterly. The CECL reserve is not considered an impairment and, therefore, the value of the loans will exclude the CECL reserve amount. We believe this methodology is consistent with institutional valuation practices and provides an appropriate valuation for purposes of establishing a purchase and repurchase price for our shares of common stock as it relates to assets that are intended to be held to maturity.
•
Real Estate-Related Securities and Derivatives. Our real estate-related securities investments will generally focus on non-distressed public and private real estate debt, including, but not limited to, CMBS and other forms of debt. Additionally, we may make open market purchases of common stock in public equity REITs. We may also invest in derivatives. Our principal investments in derivative instruments may include investments in interest rate swaps, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our real estate-related securities and derivative investments are recorded at fair market value in our financial statements, in accordance with ASC Topic 820. The valuation of these assets is obtained from market quotations obtained from third-party pricing service providers or broker-dealers. Pursuant to the valuation guidelines adopted by our Board, if market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value is determined in good faith by our Advisor. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations). Our Board has delegated to our Advisor the responsibility for monitoring significant events that may materially affect the values of our real estate-related securities and derivative investments and for determining whether the value of the applicable investments should be reevaluated in light of such significant events.
•
Valuation of Liquid Non-Real Estate-Related Assets. Our liquid non-real estate-related assets are recorded at fair market value in our financial statements, in accordance with ASC Topic 820. The valuation of these assets is based on market prices obtained from third-party pricing services or as published in nationally recognized sources such as Bloomberg.

Valuation of Properties

•
Wholly Owned Properties. For real properties we own, our Advisor has developed a valuation plan with the objective of having each of our wholly owned properties valued at least annually by an appraisal, except for newly acquired properties as described below, with appraisals scheduled over the course of a year. We rely on property-level information provided by our Advisor, including but not limited to (1) historical and projected operating revenues and expenses of the property, (2) lease agreements with respect to the property and (3) information regarding recent or planned capital expenditures. Appraisals will be performed in accordance with the Internal Revenue Code of Ethics and the Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). Newly acquired wholly owned properties will initially be valued at cost and thereafter will join the annual appraisal cycle during the year following the first full calendar year in which we own the property. Development assets, if any, will be valued at cost plus capital expenditures and will join the annual appraisal cycle upon stabilization. Acquisition costs and expenses incurred in connection with the acquisition of multiple wholly owned properties that are not directly related to any single wholly owned property generally will be allocated among the applicable wholly owned properties pro rata based on relative values. Properties purchased as a portfolio or held in a joint venture that acquires properties over time may be valued as a single asset. Each individual appraisal report for our assets will be addressed solely to our company to assist in providing our monthly portfolio valuation.

Our valuation reports will not be addressed to the public and may not be relied upon by any other person to establish an estimated value of our common stock and will not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing our NAV calculation, our Advisor will not solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our company. Real estate appraisals are reported on a free and clear basis (for example no mortgage), irrespective of any property-level financing that may be in place. The primary methodology used to value properties is the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches. Because the appraisals involve subjective judgments, the fair value of our assets, which is included in our NAV, may not reflect the liquidation value or net realizable value of our properties.
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

Liabilities

We include the fair value of our liabilities as part of our NAV calculation. Our liabilities generally include portfolio-level credit facilities, the fees payable to our Advisor and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, reserves for future liabilities and other liabilities. All liabilities are valued using widely accepted methodologies specific to each type of liability. Our debt is typically valued at fair value in accordance with GAAP. Our aggregate monthly NAV will be reduced to reflect the accrual of the liability to pay any declared (and unpaid) distributions for all classes of common stock. Liabilities allocable to a specific class of shares will only be included in the NAV calculation for that class.

NAV and NAV Per Share Calculation

Each class of our common stock, including Class P common stock that we are not offering to the public, have an undivided interest in our assets and liabilities, other than class-specific liabilities. Our NAV is calculated by the independent valuation advisor for each of these classes. Our Advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as calculated by the independent valuation advisor. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ.

At the end of each month, before taking into consideration class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month and issuances of shares under our DRP and less repurchases under our SRP during such month. The NAV calculation is generally available within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance fee, distributions, unrealized/realized gains and losses on assets, provisions for loan losses recorded on specific loans, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, our Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

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

The combination of the Class A NAV, Class T NAV, Class S NAV, Class D NAV, Class I NAV and Class P NAV equals the value of our assets less our liabilities, which include certain class-specific liabilities. Our Advisor calculates the value of our investments as directed by our valuation guidelines based upon values received from various sources, including independent valuation services. Our Advisor, with assistance from our Sub-Advisor, is responsible for information received from third parties that is used in calculating our NAV.

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

Additionally, while the methodologies contained in our valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), our ability to calculate NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which we may rely upon in determining the monthly value of our NAV. In these circumstances, a more accurate valuation of our NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in our Advisor’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied, provided that our Advisor must notify our Board at the next scheduled board meeting of any alternative methodologies utilized and their impact on the overall valuation of our investment. Notwithstanding the foregoing, our Board may suspend the IPO and/or our SRP if it determines that the calculation of NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of our assets. We include no discounts to our NAV for the illiquid nature of our shares, including the limitations under our SRP and our ability to suspend or terminate our SRP at any time. Our NAV generally does not consider exit costs that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges. Our NAV does not represent the fair value of our assets less liabilities under GAAP.

Stockholders

As of March 29, 2023, there were 2,433 holders of Class P, 260 holders of Class A, 136 holders of Class T, 11 holders of Class D, 156 holders of Class I and no holders of Class S common stock.

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

The per share purchase price for shares purchased pursuant to the DRP will be equal to the most recently published transaction price at the time the distribution is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP. Shares acquired under the DRP will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in our offerings.

On March 24, 2020, our Board suspended, among other things, the operation of the DRP, effective as of April 6, 2020. In determining to suspend the DRP, our Board considered various factors, including the impact of the COVID-19 pandemic on the economy, the inability to accurately calculate our NAV per share due to uncertainty, volatility and lack of liquidity in the market, our need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance our assets and these uncertain and rapidly changing economic conditions. On October 1, 2020, the SEC declared effective our post-effective amendment to our registration statement on Form S-11 thereby permitting us to resume offers and sales of shares of common stock in our IPO, including through the DRP. On January 30, 2023, our Board suspended, among other things, the operation of the DRP, effective as of February 10, 2023.

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

With each stock grant, we award each of our independent directors an equal number of shares. The table below summarizes total stock grants we made at each grant date as of December 31, 2022 ($ in thousands except for per share data).

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Proportion of total shares that vest annually	Vesting Date Year 1	Vesting Date Year 2	Vesting Date Year 3
March 1, 2018	Class P	1,200	$25.00	$30	1/3	3/1/2019	3/1/2020	3/1/2021
January 7, 2019	Class P	1,200	$25.00	$30	1/3	1/7/2020	1/7/2021	1/7/2022
December 2, 2019	Class I	1,197	$25.07	$30	1/3	12/2/2020	12/2/2021	12/2/2022
December 1, 2020	Class I	1,393	$21.54	$30	1/3	12/1/2021	12/1/2022	12/1/2023
October 14, 2021	Class I	1,477	$20.31	$30	1/3	10/14/2022	10/14/2023	10/14/2024
October 3, 2022	Class I	1,534	$19.55	$30	1/3	10/3/2023	10/3/2024	10/3/2025

As of December 31, 2022, we have granted 8,001 restricted shares of which 5,018 have vested and none were forfeited. During the years ended December 31, 2022, 2021 and 2020, compensation expense associated with the restricted shares issued to the independent directors was $31,667, $34,167 and $30,833, respectively.

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

Use of Proceeds

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465), covering the IPO of up to $2.35 billion in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. On April 28, 2022, the Company filed a registration statement on Form S-11 (File No. 333-264540) (the “2022 Registration Statement”) with the SEC to register up to $2.2 billion in shares of common stock, which was declared effective by the SEC on November 2, 2022 (the “Second Public Offering”). Inland Securities Corporation serves as our dealer manager for the Public Offerings. On January 30, 2023, the Board unanimously approved the suspension of the sale of shares in the primary portion of the public offering (the “Primary Offering”), effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023.

The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of December 31, 2022, we received net offering proceeds of $42.4 million from the Public Offerings. We primarily used the net offering proceeds from the Public Offerings to originate CRE loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes. The following table summarizes certain information about the Public Offerings' proceeds ($ in thousands except for per share data):

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	792,012	460,878	—	53,689	474,290	1,780,869
Gross proceeds from primary offering	$19,665	$11,238	$—	$1,237	$10,757	$42,897
Reinvestments of distributions	595	294	—	91	611	1,591
Total gross proceeds	20,260	11,532	—	1,328	11,368	44,488
Selling commissions and dealer manager fees	1,141	311	—	—	—	1,452
Stockholder servicing fees	—	543	—	98	—	641
Total expenses	1,141	854	—	98	—	2,093
Net offering proceeds(1)	$19,119	$10,678	$—	$1,230	$11,368	$42,395

(1)
Excludes company-level offering costs of $6,842.

During the year ended December 31, 2021, we completed our Preferred Stock Offering and received net offering proceeds of approximately $86.3 million. We primarily used the net offering proceeds from the Preferred Stock Offering to originate CRE loans on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands except share data):

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

On July 1, 2021, our SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow us to repurchase fewer shares than the maximum amount permitted under the SRP, we repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which are currently in excess of such fundraising, on January 30, 2023, our Board unanimously approved, effective immediately, the suspension of the operation of the SRP.

During the year ended December 31, 2022, upon reinstatement of the SRP, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2022	142,034	$20.17	142,034	—
February 1 — February 28, 2022	63,716	$20.09	63,716	—
March 1 — March 31, 2022	56,661	$19.87	56,661	—
April 1 — April 30, 2022	59,723	$19.82	59,723	—
May 1 — May 31, 2022	104,531	$19.75	104,531	—
June 1 — June 30, 2022	53,256	$19.69	53,256	—
July 1 — July 31, 2022	14,537	$19.63	14,537	—
August 1 — August 31, 2022	102,563	$19.56	102,563	—
September 1 — September 30, 2022	93,674	$19.52	93,674	—
October 1 — October 31, 2022	223,742	$19.54	223,742	—
November 1 — November 30, 2022	108,472	$19.51	108,472	—
December 1 — December 31, 2022	112,336	$19.51	112,336	—
Total and average	1,135,245	$19.70	1,135,245	—
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

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company may repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock may be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Company cannot predict when or it if will repurchase any shares of Series A Preferred Stock. The Series A Preferred Repurchase Program may be suspended, extended or terminated by the Company at any time without prior notice. During the year ended December 31, 2022, the Company repurchased and retired 51,304 shares of Series A Preferred Stock resulting in a gain of $0.3 million from these repurchases. As of December 31,2022, the Company had authority to purchase 948,696 additional shares of $14.1 million of Series A Preferred Stock under the Series A Preferred Repurchase Program. On January 30, 2023, our Board unanimously approved the termination of the Series A Preferred Repurchase Program.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described above in Part I, Item IA in this Annual Report on Form 10-K, some of which are briefly summarized below:

•
Market disruptions caused by the economic effects of, or uncertainties surrounding the future effects of, the COVID-19 pandemic have adversely impacted aspects of our operating results and operating condition, particularly the operating results of the Renaissance O’Hare, and may continue to do so if there is another pandemic;
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
•
There is no current public trading market for our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, and our SRP currently suspended;
•
Even if our stockholders are able to sell their shares pursuant to our SRP in the future, or otherwise, they may not be able to recover the amount of their investment in our shares;
•
Under our charter, we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets and may exceed this limitation with the approval of a majority of our independent directors;
•
Our Advisor and Sub-Advisor may face conflicts of interest in allocating personnel and resources between their affiliates;
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

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of CRE investments primarily comprised of (i) CRE debt, including (a) primarily floating-rate first mortgage loans, and (b) subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating-rate CRE securities such as CMBS and senior unsecured debt of publicly traded REITs. We may also invest in select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. We are externally managed by our Advisor, an indirect subsidiary of IREIC. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We have operated in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017. Among other requirements, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain).

For a discussion of the history of the Company and its Private Offering, IPO, Second Public Offering and Preferred Stock Offering, please see Part IV, Item 15, “Note 1 – Organization and Business Operations” in the notes to our consolidated financial statements below.

Recent Developments

Until recently, interest rates have remained at relatively low levels. However, in response to inflationary pressures, earlier in 2022 the Federal Reserve has begun raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it anticipates further increases in interest rates into 2023. Additionally, driven by the shift in Federal Reserve interest rate policy, the general level of interest rates in the market has increased. While such increases in interest rates have resulted in increases in the variable rates we charge on our investments and, hence an increase in our interest income, the interest rates we pay on our repurchase agreements and our interest expense has also increased. We cannot guarantee that the increase in our interest income will not be fully offset by the corresponding increase in our interest expense. Higher interest rates may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of terms on their loans. The potential ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.

2022 Highlights

Operating Results:

•
Net income attributable to common stockholders was $4.4 million, or $0.42 per share during the year ended December 31, 2022.
•
We declared gross distributions of $1.25 per common share during the year ended December 31, 2022. During the fourth quarter of 2022, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 6.4% on our aggregate NAV of $19.4829 as of December 31, 2022. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated 12 floating rate loans totaling $305.4 million with initial funding of $275.3 million during the year ended December 31, 2022.
•
We had $25.3 million in advances on loans and loan repayments of $120.2 million resulting in a 27.1% increase in our loan portfolio to $845.9 million during the year ended December 31, 2022.
•
All 43 of our loans were current on their contractual interest payments with no interest deferrals during the year ended December 31, 2022. For the year ended December 31, 2022, we recorded a loan loss reserve of $3.6 million on a specific loan as a result of information that came to our attention during the 1st quarter of 2023 pertaining to the estimated value of the loan's underlying collateral.

Capital Markets and Financing Activity:

•
We had net drawings of $181.0 million on our repurchase agreements during the year ended December 31, 2022.
•
During 2022, we repurchased $22.4 million in shares of our common stock and issued $4.5 million under our Public Offerings.

Portfolio

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, and our loan portfolio by collateral type and geographical region as of December 31, 2022 and 2021.

Floating Vs. Fixed Rate Debt Investments:

December 31, 2022	December 31, 2021

All Investments by Type:

December 31, 2022	December 31, 2021

Loans by Property Type:

December 31, 2022	December 31, 2021

Loans by Region:

December 31, 2022	December 31, 2021

An investment’s region is defined according to the below map based on the location of underlying property.

Commercial Mortgage Loans Held for Investment

	Year Ended December 31, 2022	Year Ended December 31, 2021
Principal balance of first mortgage loans	$831,007	$650,670
Number of first mortgage loans	41	36
Principal balance of credit loans	$13,500	$13,500
Number of credit loans	2	2
Total balance of loans	$844,507	$664,170
Total number of loans	43	38
All-in yield (1)	7.8%	4.6%
Weighted average years to maximum maturity	3.3	3.6
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees.

The increase in the size of our portfolio is primarily due to loan originations during the year ended December 31, 2022. The change in the all-in yield was primarily driven by increases in the LIBOR and SOFR rates.

The tables below present select loan information for each of our commercial mortgage loans as of:

December 31, 2022

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (5)	State	Property Type	LTV (6)	Risk Rating (7)
1	12/12/17	First mortgage	$14,650	L+4.70%	9.3%	1/9/23	HI	Office	67.0%	3
2	12/13/17	First mortgage	16,915	L+4.50%	9.1%	7/9/23	VA	Office	54.8%	5
3	9/7/18	First mortgage	24,411	L+3.75%	8.4%	9/9/23	TX	Office	73.0%	2
4	12/20/18	First mortgage	16,150	L+4.20%	8.8%	7/9/25	AL	Hospitality	63.6%	2
5	5/31/19	First mortgage	13,548	L+3.25%	7.9%	6/9/24	CA	Multifamily	69.9%	3
6	6/18/19	First mortgage	47,747	L+2.75%	7.4%	7/9/24	TX	Office	72.2%	4
7	6/18/19	First mortgage	6,631	L+3.60%	8.2%	7/9/24	CA	Mixed Use	54.0%	2
8	8/15/19	First mortgage	6,712	L+4.20%	8.6%	9/9/24	TN	Office	44.6%	3
9	9/27/19	First mortgage	15,786	L+3.10%	7.5%	10/9/24	CA	Office	74.5%	3
10	10/4/19	First mortgage	22,616	L+2.90%	7.3%	10/9/24	NC	Office	60.9%	3
11	2/6/20	First mortgage	25,506	L+3.30%	7.7%	2/9/25	NJ	Office	69.1%	2
12	2/20/20	First mortgage	11,016	L+3.85%	8.2%	3/9/25	CA	Retail	57.1%	2
13	2/28/20	First mortgage	9,704	L+3.50	7.9%	3/9/25	FL	Retail	77.7%	2
14	3/5/21	First mortgage	13,647	L+5.00%	9.4%	3/9/26	VA	Office	56.8%	3
15	3/12/21	First mortgage	20,135	L+4.00%	8.4%	3/9/26	MS	Industrial	63.5%	2
16	4/6/21	First mortgage	14,063	L+3.50%	7.9%	4/9/26	AL	Multifamily	69.5%	2
17	4/6/21	First mortgage	11,544	L+3.50%	7.9%	4/9/26	AL	Multifamily	78.2%	2
18	4/15/21	First mortgage	9,090	L+4.00%	8.4%	5/9/26	NJ	Industrial	69.4%	2
19	5/12/21	First mortgage	28,119	L+3.15%	7.5%	5/9/26	CT	Multifamily	77.1%	2
20	5/25/21	First mortgage	11,200	L+3.20%	7.6%	6/9/26	TN	Multifamily	80.0%	2
21	5/26/21	First mortgage	15,689	L+3.10%	7.5%	6/9/26	NV	Multifamily	79.6%	2
22	7/1/21	First mortgage	6,430	L+4.50%	8.9%	7/9/26	OH	Mixed Use	78.9%	2
23	10/8/21	First mortgage	29,550	L+3.20%	7.6%	10/9/26	OR	Multifamily	72.2%	3
24	10/15/21	First mortgage	22,655	L+2.95%	7.3%	11/9/26	VA	Multifamily	76.7%	2
25	11/12/21	First mortgage	25,238	L+2.90%	7.3%	11/9/26	TX	Multifamily	73.2%	2
26	11/16/21	First mortgage	23,823	L+3.05%	7.4%	12/9/26	TX	Multifamily	73.7%	2
27	11/17/21	First mortgage	23,409	L+2.85%	7.2%	12/9/26	SC	Multifamily	71.5%	2
28	12/9/21	First mortgage	39,401	L+3.05%	7.4%	12/9/26	GA	Multifamily	71.7%	2
29	12/15/21	First mortgage	25,367	L+3.20%	7.6%	1/9/27	OR	Multifamily	70.2%	2
30	1/14/22	First mortgage	37,365	SOFR+3.40%	7.8%	1/9/27	MO	Multifamily	80.0%	2
31	1/20/22	First mortgage	16,153	SOFR+3.65%	8.0%	2/9/27	NC	Retail	62.6%	2
32	1/26/22	First mortgage	14,473	SOFR+3.55%	7.9%	2/9/27	NJ	Industrial	63.1%	3
33	1/28/22	First mortgage	13,937	SOFR+3.30%	7.7%	2/9/27	NC	Multifamily	69.9%	2
34	2/25/22	First mortgage	30,000	SOFR+3.04%	7.4%	3/9/27	NY	Mixed Use	66.7%	2
35	3/1/22	First mortgage	26,591	SOFR+3.40%	7.8%	3/9/27	TX	Multifamily	77.7%	2
36	3/25/22	First mortgage	16,668	SOFR+3.30%	7.7%	4/9/27	FL	Industrial	69.7%	2
37	4/7/22	First mortgage	13,073	SOFR+3.25%	7.6%	4/9/27	SC	Multifamily	69.0%	2
38	4/19/22	First mortgage	18,406	SOFR+3.40%	7.8%	5/9/26	TX	Multifamily	76.3%	2
39	6/13/22	First mortgage	44,589	SOFR+3.45%	7.8%	6/9/27	TX	Multifamily	73.1%	2
40	9/1/22	First mortgage	27,000	SOFR+3.90%	8.3%	9/9/27	NC	Multifamily	63.4%	2
41	11/17/22	First mortgage	22,000	SOFR+3.90%	8.3%	12/9/27	AL	Multifamily	69.6%	2
42	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
43	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75.2%	2
			$844,507		7.8%				70.6%
____________

December 31, 2021

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(4)	All-in Yield (2)(4)	Maximum Maturity (5)	State	Property Type	LTV (6)	Risk Rating (7)
1	12/12/17	First mortgage	$14,650	L+4.70%	5.9%	1/9/23	HI	Office	67%	2
2	12/13/17	First mortgage	16,860	L+4.50%	4.7%	7/9/23	VA	Office	55%	3
3	9/7/18	First mortgage	24,411	L+3.75%	5.6%	9/9/23	TX	Office	73%	2
4	11/16/18	First mortgage	5,200	L+3.90%	5.9%	12/9/23	CA	Multifamily	64%	2
5	12/20/18	First mortgage	16,150	L+4.20%	6.2%	6/9/25	AL	Hospitality	64%	3
6	1/25/19	First mortgage	11,659	L+3.45%	5.4%	2/9/24	IL	Multifamily	78%	2
7	5/29/19	First mortgage	24,000	L+3.25%	5.7%	6/9/24	TX	Multifamily	68%	2
8	5/31/19	First mortgage	13,409	L+3.25%	5.6%	6/9/24	CA	Multifamily	70%	3
9	6/18/19	First mortgage	47,746	L+2.75%	4.7%	7/9/24	TX	Office	72%	2
10	6/18/19	First mortgage	6,631	L+3.60%	5.7%	7/9/24	CA	Mixed Use	54%	2
11	8/15/19	First mortgage	8,258	L+4.20%	6.6%	9/9/24	TN	Office	45%	3
12	9/27/19	First mortgage	15,563	L+3.10%	4.6%	10/9/24	CA	Office	75%	2
13	10/4/19	First mortgage	20,958	L+2.90%	4.6%	10/9/24	NC	Office	61%	3
14	10/30/19	First mortgage	13,907	L+3.00%	4.9%	11/9/24	CA	Multifamily	80%	2
15	11/22/19	First mortgage	34,007	L+3.00%	4.9%	12/9/24	AZ	Multifamily	80%	2
16	2/6/20	First mortgage	21,189	L+3.30%	4.9%	2/9/25	NJ	Office	69%	2
17	2/20/20	First mortgage	10,320	L+3.85%	5.4%	3/9/25	CA	Retail	57%	2
18	2/28/20	First mortgage	9,400	L+3.50%	5.0%	3/9/25	FL	Retail	78%	2
19	10/13/20	First mortgage	7,210	L+4.00%	4.9%	10/9/25	CA	Multifamily	70%	2
20	3/5/21	First mortgage	13,000	L+5.00%	5.5%	3/9/26	VA	Office	57%	2
21	3/12/21	First mortgage	19,903	L+4.00%	4.2%	3/9/26	MS	Industrial	64%	2
22	4/6/21	First mortgage	12,090	L+3.50%	3.7%	4/9/26	AL	Multifamily	69%	2
23	4/6/21	First mortgage	9,412	L+3.50%	3.7%	4/9/26	AL	Multifamily	78%	2
24	4/15/21	First mortgage	9,090	L+4.00%	4.2%	5/9/26	NJ	Industrial	69%	2
25	5/12/21	First mortgage	27,579	L+3.15%	3.3%	5/9/26	CT	Multifamily	77%	2
26	5/25/21	First mortgage	11,200	L+3.20%	3.4%	6/9/26	TN	Multifamily	80%	2
27	5/26/21	First mortgage	15,138	L+3.10%	3.3%	6/9/26	NV	Multifamily	80%	2
28	6/8/21	First mortgage	20,500	L+8.00%	8.2%	12/9/23	TX	Mixed Use	45%	2
29	7/1/21	First mortgage	6,430	L+4.50%	5.0%	7/9/26	OH	Mixed Use	79%	2
30	10/8/21	First mortgage	29,350	L+3.20%	3.3%	10/9/26	OR	Multifamily	72%	2
31	10/15/21	First mortgage	22,280	L+2.95%	3.1%	11/9/26	VA	Multifamily	77%	2
32	11/12/21	First mortgage	24,810	L+2.90%	3.1%	11/9/26	TX	Multifamily	73%	2
33	11/16/21	First mortgage	21,150	L+3.05%	3.2%	12/9/26	TX	Multifamily	74%	2
34	11/17/21	First mortgage	22,650	L+2.85%	3.0%	12/9/26	SC	Multifamily	71%	2
35	12/9/21	First mortgage	39,350	L+3.05%	3.2%	12/9/26	GA	Multifamily	72%	2
36	12/15/21	First mortgage	25,210	L+3.20%	3.3%	1/9/27	OR	Multifamily	70%	2
37	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	80%	2
38	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75%	2
			$664,170		4.6%				70%
____________

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of December 31, 2022, an 80% undivided senior interest in each of loan numbers 1, 2, 3, 5, 7, 10 and 11, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
As of December 31, 2021, an 80% undivided senior interest in each of loan numbers 1, 2, 3, 4, 8, 10, 13, 14, and 16, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(4)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average rate as of December 31, 2022 and 2021. Our first mortgage loans are all floating rate and each contains a minimum LIBOR or SOFR floor. The weighted average LIBOR floor was 0.83% and 0.99% as of December 31, 2022 and 2021, respectively. The weighted average SOFR floor was 0.53% as of December 31, 2022.

(5)
Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
(6)
Loan-to-value (“LTV”) was determined at loan origination and is not updated for subsequent property valuations or loan modifications. The total is the weighted average LTV.
(7)
Risk rating is the internal risk rating assigned by the Sub-Advisor. The total is the average rating for the portfolio. See Part IV, Item 15, “Note 3 – Commercial Mortgage Loans Held for Investment,” which is included in our notes to consolidated financial statements included in this Annual Report on Form 10-K.

We entered into master repurchase agreements to fund our loan portfolio. As of December 31, 2022 and 2021, we had total borrowings of $488,086 (which is net of $3 of unamortized debt issuance costs) and $307,083 (which is net of $41 of unamortized debt issuance costs), respectively. During the years ended December 31, 2022 and 2021, we had weighted average borrowings of $551,192 and $348,639 and weighted average borrowing costs of 3.8% and 2.5%, respectively. The increase in borrowings was primarily due to financing of the new loans originated during the period.

Real Property

On August 20, 2020, we acquired a ground lease of the Renaissance O’Hare via a deed-in-lieu of foreclosure transaction following a borrower’s default on its loan, which had a par value of $24.5 million and an initial maturity date of December 9, 2020. Current annual rent under the ground lease is approximately $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in March 2024. This ground lease runs through March 2098.

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

The hotel has a net book value of $19.1 million which includes real estate owned, net of depreciation of $31.2 million, a finance lease right of use asset, net of $5.4 million offset partially by a finance lease liability of $17.5 million. We obtained an independent third-party appraisal as of December 31, 2022 of $19.0 million that we used in our NAV calculation. The hotel has been negatively impacted by the COVID-19 pandemic and has not fully recovered. We incurred a $0.6 million net operating loss before depreciation and amortization during 2022. The operating loss before depreciation and amortization during 2021 was $2.2 million. While there was significant improvement in operations in 2022, performance has not yet returned to pre-pandemic levels.

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

Year	Average Occupancy Per Night	Revenue Per Available Room (1)	Average Daily Rate (1)
2018	71%	$106	$149
2019	72%	$106	$146
2020	25%	$27	$107
2021	47%	$46	$102
2022	55%	$78	$142
______________
(1) Amounts expressed in whole dollars.

The following table shows the Renaissance O’Hare’s performance trend over the past six quarters.

Period	Average Occupancy Per Night	Average Revenue Per Available Room (1)	Average Daily Rate
Third Quarter 2021	57%	$65	$114
Fourth Quarter 2021	47%	$54	$113
First Quarter 2022	48%	$48	$100
Second Quarter 2022	59%	$87	$146
Third Quarter 2022	59%	$93	$158
Fourth Quarter 2022	55%	$85	$152
______________
(1) Amounts expressed in whole dollars.

The hotel’s performance improved during the year ended December 31, 2022 relative to the prior year due to a return to more normal seasonal activity with travel and group events increasing as the COVID-19 pandemic restrictions have been lifted. Although performance has not returned to pre-pandemic levels, the results over the last three quarters of 2022 show significant improvement in operating metrics.

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

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes how entities measure credit losses for financial assets carried at amortized cost. ASU 2016-13 eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. ASU 2016-13 is effective for SEC filers for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which grants smaller reporting companies (as defined by the SEC) until reporting periods commencing after December 15, 2022 to implement ASU 2016-13. As a smaller reporting company, we will adopt ASU 2016-13 through a cumulative-effect adjustment to accumulated deficit as of January 1, 2023.

The Current Expected Credit Loss (“CECL”) reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of the related loans on the consolidated balance sheet, which will reduce the stockholders’ equity. The initial CECL reserve recorded as of January 1, 2023 will be reflected as a direct charge against retained earnings; however, future net changes to the CECL reserve will be recognized in net income on the consolidated statement of operations. ASU 2016-13 does not require use of a particular method for determining the CECL reserve, but it does specify the allowance should be based on relevant information about past events, including historical loss experience, composition of the current loan portfolio, current conditions, and reasonable and supportable forecasts for the expected term of each loan. Additionally, but for a few narrow exceptions, ASU 2016-13 does not have a minimum threshold for recognition of impairment losses and requires that all financial instruments, including those for which there is a low risk of loss, incur some amount of valuation reserve to reflect the inherent risk of loss regardless of credit quality, amount of subordinate capital, or other risk mitigants.

For the majority of the loan portfolio, we elected to utilize a widely-used analytical model, at the individual loan level, incorporating a probability of default and loss-given-default methodology and loan performance data for commercial real estate loans over prior economic cycles. For one loan in the portfolio, we determined that an analytical model was not appropriate. In cases where we feel there is potential impairment, the CECL reserve is assessed by comparing the estimated fair value of the underlying collateral, less the cost to sell, to the book value of the respective loans. These valuations require significant judgment, which may include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to realize the impairment losses if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.

Our loans may include commitments to fund incremental proceeds to our borrowers over the life of the loan, which are also subject to the CECL model. The CECL reserve related to future funding commitments will be recorded as a component of other liabilities on our consolidated balance sheet and be estimated using the same process as for our outstanding loan balances.

Though we are still in the process of finalizing the effect of ASU 2016-13, we will be recording an additional allowance for credit losses in a range of between $5 million and $7 million, which includes the amount attributable to future funding commitments, as of January 1, 2023 through a cumulative-effect adjustment to accumulated deficit, which will be disclosed in our first quarter 2023 Report on Form 10-Q.

Results of Operations

The table below presents information from our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest income:
Interest income	$44,641	$28,988	$33,490
Less: Interest expense	(21,371)	(8,801)	(10,317)
Net interest income	23,270	20,187	23,173
Revenue from real estate owned	14,774	8,109	972
Total income	38,044	28,296	24,145
Operating expenses:
Advisory fee	3,692	3,217	5,528
Debt finance costs	1,708	1,492	1,331
Directors compensation	81	73	94
Professional service fees	914	1,028	2,031
Real estate owned operating expenses	15,369	10,344	2,709
Depreciation and amortization	1,130	1,089	405
Other expenses	1,383	1,180	921
Total operating expenses	24,277	18,423	13,019
Other (loss) income:
Provision for loan losses	(3,588)	—	(4,726)
Realized loss on sale of commercial loan	—	—	(375)
Unrealized gain in value of real estate securities	—	—	211
Realized loss on the sale of real estate securities	—	—	(35,020)
Total other (loss) income	(3,588)	—	(39,910)
Net income (loss)	10,179	9,873	(28,784)
Series A Preferred Stock dividends	6,055	1,654	—
Gain on repurchase and retirement of preferred stock	(306)	—	—
Net income (loss) attributable to common stockholders	$4,430	$8,219	$(28,784)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.42	$0.72	$(2.49)
Weighted average number of shares
Basic	10,605,242	11,480,517	11,561,828
Diluted	10,606,072	11,481,464	11,561,828

The change in performance from December 31, 2021 to the year ended December 31, 2022 was primarily due to improvement in net interest income and operating results for the Renaissance O'Hare. During 2022, we increased our average investment portfolio by $259.8 million to $783.8 million through the investment of our Preferred Stock Offering. In addition, during 2022 the Federal Reserve began a series of interest rate increases which improved the performance of our loan portfolio as approximately 98% is floating rate. As a result of these changes, our net interest income increased by $3.1 million, from $20.2 million in 2021 to $23.3 million in 2022. The easement of pandemic related travel restrictions resulted in improvement in the Renaissance O'Hare's operating loss as it decreased by $1.6 million during the year, from a loss of $2.2 million in 2021 to a loss of $0.6 million in 2022. During the year ended December 31, 2022, we also recorded a provision for loan losses of $3.6 million. For the year ended December 31, 2022, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 34.7%.

The change in performance from December 31, 2020 to the year ended December 31, 2021 was primarily due to the loss on sale of CMBS following the onset of the COVID-19 pandemic in 2020 that did not recur in 2021 (no CMBS were owned in 2022 or 2021), lower net interest income as spreads tightened for new loans and from a full year of operating losses on the real estate owned (“REO”).

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)
Interest-earning assets:
Real estate securities	$—	$—	—	$—	$—	—	$82,790	$3,920	4.7%
Commercial mortgage loans	783,762	44,540	5.6%	523,989	28,988	5.5%	498,673	29,428	5.8%
Total/Weighted Average	$783,762	$44,540	5.6%	$523,989	$28,988	5.5%	$581,463	$33,348	5.7%

Interest-bearing liabilities:
Repurchase agreements — securities	$—	$—	—	$—	$—	—	$47,214	$1,578	3.3%
Repurchase agreements — mortgage loans	442,364	17,261	3.8%	326,739	8,209	2.5%	330,922	8,739	2.6%
Credit facility - loans	3,583	158	4.3%	7,784	311	3.9%	—	—	—
Loan participations sold, net	105,245	3,952	3.7%	14,116	281	2.0%	—	—	—
Total/Weighted Average	$551,192	$21,371	3.8%	$326,739	$8,801	2.5%	$378,136	$10,317	2.7%
Net interest income/spread		$23,169	1.8%		$20,187	3.0%		$23,031	3.0%
Average leverage % (5)	237.0%			198.8%			186.0%
Weighted average levered yield (6)			9.8%			11.4%			11.1%
____________

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $101, $0 and $142 for the years ended December 31, 2022, 2021 and 2020, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, Second Public Offering, the Preferred Stock Offering and the sale of loan participations to execute our business strategy. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates during the year and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease.

Revenue from Real Estate Owned

During the years ended December 31, 2022 and 2021, the Renaissance O’Hare generated $14,774 and $8,109 in revenue, respectively. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

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

Operating Expenses

Operating expenses for the years ended December 31, 2022, 2021 and 2020 are set forth in the table below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Advisory fee	$3,692	$3,217	$5,528
Debt finance costs	1,708	1,492	1,331
Directors compensation	81	73	94
Professional service fees	914	1,028	2,031
Real estate owned operating expenses	15,369	10,344	2,709
Depreciation and amortization	1,130	1,089	405
Other expenses	1,383	1,180	921
Total operating expenses	$24,277	$18,423	$13,019

Total operating expenses increased $5,855 in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the increase in REO operating expenses and the related depreciation and amortization expense. The increase is mostly in the variable costs of the hotel operations and is correlated to the increase in occupancy during the year. The increase in REO operating expenses and depreciation and amortization during the year ended December 31, 2021 was due to the Renaissance O’Hare, which was acquired in August 2020 and, as such, the 2020 period did not represent a full period of expenses. In addition, the Renaissance O’Hare’s operations and expenses were limited in the 2020 period due to the economic impact of the COVID-19 pandemic.

The advisory fees increased during the year as the average net asset value was higher in 2022 compared to 2021 primarily due to the Preferred Stock Offering. During 2022 we increased our average borrowings by $202.6 million due to the financing of the new loans originated from our Preferred Stock Offering. In addition, the Federal Reserve began a series of interest rate increases and our debt is floating rate. The combination of these resulted in the increase in our interest expense. In 2021, the Advisor and Sub-Advisor agreed to waive 50% of their advisory fees for the first six months of the year. This fee reduction was made permanent in July 2021 and resulted in the decline in the advisory fee for the year ended December 31, 2021 from 2020. The decrease in professional service fees in the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the write-off of deferred costs related to the issuance of a CLO we did not complete due to the economic impact of the COVID-19 pandemic in 2020. Debt finance costs increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the extension fees paid for the CF Repo Facility (defined below) and the addition of the WA Credit Facility (defined below) and the associated amortization of debt finance costs for both in 2021 compared to 2020.

For the year ended December 31, 2022 our total operating expenses were 3.1% of our average invested assets and 176.3% of our net income.

Other (Loss) Income

For the years ended December 31, 2022, 2021 and 2020, other (loss) income was $(3,588), $0 and $(39,910), respectively. As discussed in “Note 16 – Subsequent Events”, a change in the local office real estate market resulted in a significant decrease in value of the collateral of one of our first mortgage loans. Consequently, we recorded a loan loss reserve for the full value of the loan net of the participation interest. The primary reason for the activity in other income (loss) during the year ended December 31, 2020 was due to the change in the fair value of the real estate securities resulting from different market conditions during each year, with a significant decrease in value following the onset of the COVID-19 pandemic. These real estate securities were all sold during the year ended December 31, 2020. There was also a provision for loan losses of $(4,726) recorded in 2020 related to the deed-in-lieu of foreclosure for the Renaissance O’Hare.

Net Income (Loss)

For the years ended December 31, 2022 and 2021, our net income was $10,179 and $9,873, respectively. The increase was primarily due to improvement in net interest income and operating results for the Renaissance O'Hare. Increase in the LIBOR and SOFR rates throughout 2022 and an increase in the size of the loan portfolio, resulted in net interest income increasing by $3,083, from $20,187 in 2021 to $23,270 in 2022. The easement of pandemic related travel restrictions resulted in improvement in the Renaissance O’Hare’s operating loss as it decreased by $1,640 during the year, from a loss of $(2,235) in 2021 to a loss of $(595) in 2022. The improvements in net interest income and the operating results of the Renaissance O’Hare were partially offset by the loan loss reserve of $3,588 recorded in 2022. For the years ended December 31, 2021 and 2020, our net income (loss) was $9,873 and $(28,784), respectively. The increase was primarily due to realized losses on the sale of real estate securities and a provision for loan losses recorded during 2020 that did not recur in 2021.

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss) attributable to common stockholders	$4,430	$8,219	$(28,784)
Depreciation and amortization	1,130	1,089	405
Funds from operations	$5,560	$9,308	$(28,379)

Amortization of discounts on real estate securities	—	—	(307)
Amortization of debt financing costs	1,708	1,492	1,331
Non-cash adjustment for ground lease	424	386	122
Provision for loan losses	3,588	—	4,726
Realized loss on sale of commercial loan	—	—	375
Adjustment for gain on repurchase of preferred stock	(306)	—	—
Unrealized gain on real estate securities	—	—	(211)
Realized loss on sale of real estate securities	—	—	35,020
Modified funds from operations	$10,974	$11,186	$12,677

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

Cash Flow Analysis

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020

Net cash provided by operating activities	$18,516	$11,644	$11,998
Net cash (used in) provided by investing activities	$(180,562)	$(222,394)	$163,931
Net cash provided by (used in) financing activities	$134,186	$195,911	$(141,461)
Net (decrease) increase in cash and cash equivalents	$(27,860)	$(14,839)	$34,468

We experienced a net decrease in cash and cash equivalents of $27,860 for the year ended December 31, 2022 compared to a net decrease of $14,839 for the year ended December 31, 2021. The decrease in cash for the year ended December 31, 2022 is driven by loan originations for the year, which were funded through our repurchase agreements.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2022 for a twelve-month term and the maximum advance amount was set to $375,000. Advances under the CF Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The CF Repo Facility is generally subject to certain financial covenants. We were in compliance with all financial covenant requirements as of December 31, 2022.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of December 31, 2022, 48.8% of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% to 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May

6, 2023. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. As of September 30, 2022 and as of December 31, 2022, the EBITDA to Fixed Charges ratio for the trailing four quarters was 144% and 135%, respectively. JPM agreed to waive this covenant as of September 30, 2022 and as of December 31, 2022. As a result, we were in compliance with all financial covenant requirements as of December 31, 2022.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the CF Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility is March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 6.00%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of December 31, 2022.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of December 31, 2022 and 2021:

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$375,000	$356,094	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Repurchase agreements - commercial mortgage loans	525,000	488,086	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,466	$1,203	$706,731	6.79%	621

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Repurchase agreements - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251
____________
(1)
Excluding $3 and $41 of unamortized debt issuance costs as of December 31, 2022 and 2021, respectively.

During 2022 the Federal Reserve began raising its federal funds rate target range due to the persistent high rate of inflation. Additionally, driven by the shift in Federal Reserve interest rate policy, the general level of interest rates in the market has increased, increasing the weighted average interest rates on our Facilities.

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

The following table details our loan participations sold as of December 31, 2022 and 2021:

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	n/a	2.22
Senior participations (3)	9	$109,772	$109,772	L+2.0%	n/a	2.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of December 31, 2022 and 2021, the loan participation sold was non-recourse to us.
(3)
During the years ended December 31, 2022 and 2021, we recorded $4.0 and $0.3 million of interest expense related to loan participations sold, respectively.

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

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
July 31, 2020	$0.8576	$0.0715
August 31, 2020	$0.8800	$0.0733
September 30, 2020	$0.9000	$0.0750
October 31, 2020	$0.9000	$0.0750
November 30, 2020	$0.9000	$0.0750
December 31, 2020	$0.9000	$0.0750
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 11 – Transactions with Related Parties” in the notes to our consolidated financial statements below. During the years ended December 31, 2022, 2021 and 2020, we did not have shares outstanding of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since we resumed paying distributions.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
July 31, 2020	$0.0670	$0.0560
August 31, 2020	$0.0688	$0.0578
September 30, 2020	$0.0706	$0.0600
October 31, 2020	$0.0704	$0.0594
November 30, 2020	$0.0706	$0.0600
December 31, 2020	$0.0704	$0.0595
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During December 2021, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.459375 per share which was paid on December 30, 2021 to holders of record on December 15, 2021 for the period beginning September 22, 2021 to, but not including, December 30, 2021. During March 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2022 to holders of record on March 15, 2022. During June 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on June 30, 2022 to holders of record on June 15, 2022. During August 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on September 30, 2022 to holders or record on September 15, 2022. During November 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on December 30, 2022 to holders of record on December 15, 2022.

Sources of Distributions to Common Stockholders

	Year Ended December 31,
	2022	2021	2020
Distributions to Holders of Common Stock
Paid in cash	$12,447	$12,388	$9,251
Reinvested in shares	725	583	245
Total distributions	$13,172	$12,971	$9,496
Cash flows from operating activities	$18,516	$11,644	$11,998
____________

For the year ended December 31, 2022, none of the distributions on our common stock were paid from the combined net proceeds of our Public Offerings and Preferred Stock Offering. For the year ended December 31, 2021, 6.0% of distributions on our common stock were paid from the combined net proceeds of our IPO and Preferred Stock Offering. For the year ended December 31, 2020, none of the distributions were paid from the net proceeds of our IPO.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in Part IV, Item 15, “Note 9 - Commitments and Contingencies.”

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended December 31, 2022, 2021 and

2020, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of December 31, 2022 and 2021, our debt investment portfolio was 98% variable rate investments based on SOFR or LIBOR for various terms. Borrowings under the Repo Facilities were short-term and at a variable rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2022	December 31, 2021
(-) 50 Basis Points	(4.49)%	1.06%
(-) 25 Basis Points	(2.25)%	1.06%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.25%	(1.21)%
(+) 50 Basis Points	4.49%	(1.91)%

LIBOR Transition

It appears highly likely that LIBOR will be discontinued by June 30, 2023. Specifically, on March 5, 2021, the ICE Benchmark Administration (“IBA”) confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. On September 29, 2021, the FCA announced that under its new powers, it will compel IBA to publish one, three and six month LIBOR under a synthetic methodology, which will no longer be representative of the underlying market or economic reality the setting is intended to measure, for the duration of 2022. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past. As of December 31, 2022, all of our commercial mortgage loan agreements and our Facilities include language that allows a change to an alternative reference rate to replace LIBOR. We and our lenders have concluded that SOFR will be used as the alternative reference rate. Beginning January 1, 2022, all new loans we originate are based on SOFR. In March 2022, the reference rate for our CF Repo Facility converted from LIBOR to SOFR. We have begun the process of converting all of our existing loans to SOFR and plan to have this completed by June 30, 2023. As of December 31, 2022, we still had legacy agreements with borrowers that were indexed to LIBOR that we are in the process of modifying to be indexed to SOFR during the first quarter of 2023.

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

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Mitchell A. Sabshon	70	Chief Executive Officer and Chairman of the Board
Donald MacKinnon	58	President and Director
Catherine L. Lynch	64	Chief Financial Officer and Treasurer
Matthew Donnelly	52	Chief Investment Officer
Cathleen M. Hrtanek	46	Secretary
Norman A. Feinstein	75	Independent Director
Cynthia Foster Curry	60	Independent Director
Robert N. Jenkins	71	Independent Director

* As of January 1, 2023

Set forth below is certain biographical information regarding each of our directors and executive officers.

Mitchell A. Sabshon is our Chief Executive Officer and Chairman of our Board, positions he has held since October 2016 and September 2016, respectively. Mr. Sabshon is also the Chief Executive Officer of the Advisor, a position he has held since August 2016. Mr. Sabshon has also served as a director and the Chief Executive Officer of Inland Real Estate Income Trust, Inc. (“IREIT”), positions he has held since September 2014 and April 2014, respectively, and as a director of its business manager since October 2013. In April 2022, Mr. Sabshon joined the board of trustees of Seritage Growth Properties (NYSE: SRG), a publicly traded owner and developer of diversified and mixed-use properties. Mr. Sabshon is also currently the Chief Executive Officer, President and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively. He is a director, the President and Chief Executive Officer of the business manager of Inland Residential Properties Trust, Inc. (“IRPT”), positions he has held since December 2013, and was a director, the President and Chief Executive Officer of IRPT from December 2013 until December 2019. Mr. Sabshon is currently the Chief Executive Officer of Inland Venture Partners, LLC, a position he has held since November 2018, Chief Executive Officer of Inland Ventures MHC Manager, LLC, a position he has held since December 2018, and Chief Executive Officer of MH Ventures Fund II, Inc., a position he has held since September 2020. Mr. Sabshon has also served as a director of Inland Private Capital Corporation (“IPCC”) since September 2013 and a director of the Dealer Manager since January 2014. Prior to joining IREIC in August 2013, Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments, Inc. (“Cole”), from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across Cole, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole in November 2010, Mr. Sabshon served as Managing Partner and Chief Investment Officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon was a licensed person with The OBEX Group from April 2009 through November 2009. Mr. Sabshon served as Chief Investment Officer and Executive Vice President of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including President and Chief Executive Officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was Executive Director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon holds a B.A. from George Washington University and a J.D. from Hofstra University School of Law. We believe that Mr. Sabshon’s experience as a director and Chief Executive Officer of IRPT, IREIT and IREIC, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our Board.

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

Catherine L. Lynch is our Chief Financial Officer and Treasurer, positions she has held since October 2016, and the Chief Financial Officer and Treasurer of the Advisor, positions she has held since August 2016. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, LLC (formerly The Inland Group, Inc.) since June 2012. She serves as the Treasurer and Secretary (since January 1995), the Chief Financial Officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and Chief Financial Officer and Secretary (since June 1995) of the Dealer Manager. She has served as the Chief Financial Officer of IREIT since April 2014 and as a director of IREIT’s business manager since August 2011. Ms. Lynch also served as Chief Financial Officer of IRPT from December 2013 to October 2019 and has served as Chief Financial Officer of the business manager of IRPT since October 2014. Ms. Lynch also has served as Treasurer of Inland Capital Markets Group, Inc. from January 2008 through October 2010 and as a director of IPCC since May 2012. Ms. Lynch served as the Treasurer of the business manager of IRPT from December 2013 to October 2014, as a director and Treasurer of Inland Investment Advisors, Inc. from June 1995 to December 2014 and as a director and Treasurer of Inland Institutional Capital Partners Corporation from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch holds a B.S. in Accounting from Illinois State University. Ms. Lynch is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

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

Cathleen M. Hrtanek is our Secretary, a position she has held since March 2022, when she was promoted from Assistant Secretary, a position she had held since October 2016. She also serves as the Secretary of the Advisor, a position she has held since August 2016. Ms. Hrtanek joined Inland in 2005 and is currently an Assistant General Counsel and Senior Vice President of The Inland Real Estate Group, LLC. In her capacity as Assistant General Counsel, Ms. Hrtanek represents many of the entities that are part of Inland on a variety of legal matters. Ms. Hrtanek has served as the Secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009 and Secretary of Inland Real Estate Income Trust, Inc. and its business manager since August 2011. Ms. Hrtanek also served as the Secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 through July 2014 and its business manager from September 2008 through March 2016, and as the Secretary of Inland Private Capital Corporation from August 2009 to May 2017. Ms. Hrtanek is also the Secretary of Inland Venture Partners, LLC, MH Ventures Fund II, Inc., Inland Ventures MHC Manager, LLC and MH Ventures II Business Manager, LLC. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and holds a B.A. in Political Science and French from the University of Notre Dame and a J.D. from Loyola University Chicago School of Law.

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

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2022 ($ in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total Compensation
Norman A. Feinstein	$25	$10	—	—	—	$3	$38
Cynthia Foster Curry	$25	$10	—	—	—	$3	$38
Robert N. Jenkins	$31	$10	—	—	—	$3	$44

(1)
Represents the value of distributions received during the year ended December 31, 2022 on all stock awards received through December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2023, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Percentage(2)
Mitchell A. Sabshon(3)	50,588	*
Donald MacKinnon(4)	29,492	*
Norman A. Feinstein	6,842	*
Cynthia Foster Curry	12,842	*
Robert N. Jenkins	6,842	*
Catherine L. Lynch	600	*
Matthew Donnelly(4)	—	*
Cathleen M. Hrtanek	200	*
All officers and directors as a group (8 persons)	107,406	1.1%

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
(2)
Based on a total of 10,114,471 shares of common stock issued and outstanding as of March 29, 2023.
(3)
The shares owned by the Advisor are deemed to be beneficially owned by Mr. Sabshon. Mr. Sabshon exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.
(4)
The address of such person is 375 Park Avenue, 33rd Floor, New York, New York 10152.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	496,642
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	496,642

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

Our investment strategy is expected to overlap with the investment strategy of two other client accounts managed by our Sub-Advisor or its affiliates and may overlap with others in the future. Our Sub-Advisor has prepared written investment allocation guidelines regarding the allocation of investment opportunities between us and other Sound Point accounts, which have been approved by our Advisor and our Board and are described below.

If a certain investment opportunity is deemed suitable for both us and one or more other Sound Point accounts, the Sub-Advisor or its affiliates will determine which program is ultimately awarded the right to pursue the investment in accordance with the investment allocation guidelines. The Sub-Advisor is required to provide information to our Board to enable our Board, including the independent directors, to determine whether such procedures are being fairly applied to us.

Sound Point has adopted the investment allocation guidelines to address conflicts of interest arising from its allocation of investment opportunities and to ensure the fair and equitable allocation of investments among us and other Sound Point accounts consistent with its fiduciary obligations. Sound Point will screen the suitability of each investment opportunity for each account based on the following Screening Criteria: liquidity position (i.e., sufficiency of available cash to make and support the investment or need to raise cash); strategic investment objectives; appropriateness of investment based on current portfolio composition, including loan-type, loan-size, asset-type and geographic or borrower diversity; time horizon; tax sensitivity; and any applicable legal or regulatory restrictions, or governing document applicable covenants or asset tests/restrictions.

Since bespoke whole commercial real estate loan investments are not divisible and cannot be allocated pro rata as a general matter, Sound Point will allocate investment opportunities on a pre-determined rotational order and maintain a record of such rotational allocations. Any new account will be added to the bottom of the rotational queue. If, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then atop the rotational queue, the investment opportunity shall be allocated to such account which shall thereupon be moved to the bottom of the rotational queue and all other accounts shall retain their respective relative existing positions in the rotational queue. If, however, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then atop the rotational queue, the investment opportunity shall be reviewed for suitability with respect to the next account in chronological order in the rotational queue. If Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity shall be allocated to such account which shall thereupon be moved to the bottom of the rotational queue and all other accounts shall retain their respective relative existing positions in the rotational queue. If, however, upon consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity shall be reviewed for suitability with respect to the next account in chronological order in the rotational queue. This process continues until the investment opportunity is deemed suitable for the account with the highest chronological priority in the rotational queue and is, thus, allocated the investment opportunity and thereupon moved to the bottom of the rotational queue.

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

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions occurring in the year ended December 31, 2022 are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2022, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2022, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2022 and 2021, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2022 and 2021, respectively ($ in thousands).

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees(1)	$425	$440
Audit-related fees	—	—
Tax fees(2)	45	41
All other fees	—	—
Total	$470	$481
____________

(1)
Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2022 and 2021, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 91 - 123 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 89 of this Annual Report on Form 10-K.

(a)(3) Exhibits: Refer to Exhibit Index on page 85 of this Annual Report on Form 10-K.

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

3.5	Certificate of Correction of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2019 and incorporated by reference)

3.6	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A filed April 28, 2022 and incorporated by reference)

4.2	Form of certificate representing the Series A Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)

4.3	Description of Registrant’s Securities (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed March 11, 2022 and incorporated by reference)

10.1

Dealer Manager Agreement, dated as of April 29, 2019, by and between InPoint Commercial Real Estate Income, Inc. and Inland Securities Corporation (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

10.2	Amendment No. 1 to the Dealer Manager Agreement (filed as Exhibit 1.2 to the Registrant's Registration Statement on Form S-11/A filed on October 18, 2022 and incorporated by reference)

10.3

Second Amended and Restated Advisory Agreement, dated as of July 1, 2021, by and among InPoint Commercial Real Estate Income, Inc., InPoint REIT Operating Partnership, LP, and Inland InPoint Advisor, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2021 and incorporated by reference)

10.4**

Second Amended and Restated Sub-Advisory Agreement, dated as of July 1, 2021, between Inland InPoint Advisor, LLC and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2021 and incorporated by reference)

10.5

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

10.7

Amendment No. 2 to Limited Partnership Agreement of InPoint REIT Operating Partnership, LP, dated September 22, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2021 and incorporated by reference)

10.8	Independent Director Restricted Share Plan, effective October 25, 2016 (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

10.9	Independent Directors Compensation Plan, effective October 6, 2016 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 12, 2019 and incorporated by reference)

10.10	Form of Restricted Stock Award Agreement (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed March 12, 2019 and incorporated by reference)

10.11

Form of Indemnification Agreement, between InPoint Commercial Real Estate Income, Inc. and each of its officers and directors (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

10.12

Master Repurchase Agreement, dated as of February 15, 2018, by and among Column Financial, Inc., as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.13

Guaranty, dated as of February 15, 2018, by InPoint Commercial Real Estate Income, Inc. in favor of Column Financial, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.14

Amendment Nos. 1 through 4 to Master Repurchase Agreement, dated as of February 15, 2018 by and among Column Financial, Inc. as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (filed as Exhibit 10.22 to the Registrant's Post-Effective Amendment No. 6 to Form S-11 filed April 11, 2022, and incorporated by reference)

10.15*

Omnibus Assignment, Assumption and Amendment, dated as of February 8, 2023, among Column Financial, Inc., Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, Atlas Securitized Products Investments 2, L.P., Inpoint CS Loan, LLC and InPoint Commercial Real Estate Income, Inc.

10.16

Uncommitted Master Repurchase Agreement, dated as of May 6, 2019, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.17

Guarantee Agreement, dated as of May 6, 2019, by InPoint Commercial Real Estate Income, Inc. in favor JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.18

Amendment No. 1 to Independent Director Restricted Share Plan of InPoint Commercial Real Estate Income, Inc., effective November 26, 2019 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 11, 2020 and incorporated by reference)

10.19

Loan and Security Agreement, dated March 10, 2021, between Western Alliance Bank and InPoint REIT Operating Partnership, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.20

Promissory Note, dated March 10, 2021, made by InPoint REIT Operating Partnership, LP to Western Alliance Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.21

Guaranty Agreement, dated March 10, 2021, executed by InPoint Commercial Real Estate Income, Inc., as Guarantor, for the benefit of Western Alliance Bank, as Lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.22*	First Loan Modification Agreement, dated March 9, 2023, between InPoint REIT Operating Partnership, LP and Western Alliance Bank

10.23

Agreement dated May 6, 2021, between InPoint JPM Loan LLC, a Delaware limited liability company, and InPoint Commercial Real Estate Income, Inc. and JPMorgan Chase Bank, National Association, a national banking association, extending the maturity date of the Master Repurchase Agreement and reaffirming the Guarantee of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 12, 2021 and incorporated by reference)

10.24

Agreement dated May 3, 2022, between InPoint JPM Loan LLC, a Delaware limited liability company, and InPoint Commercial Real Estate Income, Inc. and JPMorgan Chase Bank, national Association, a national banking association, extending the maturity date of the Master Repurchase Agreement and reaffirming the Guarantee of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 9, 2022 and incorporated by reference)

10.25

Expense Limitation Agreement made as of July 1, 2021 by and among InPoint Commercial Real Estate Income, Inc., Inland InPoint Advisor, LLC, and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.26

Underwriting Agreement, dated September 15, 2021, by and between the Company, the Operating Partnership, the Advisor and Raymond James & Associates, Inc. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2021 and incorporated by reference)

10.27

Master Participation Agreement, dated as of November 15, 2021, by and among InPoint REIT Operating Partnership, LP, and American Family Life Assurance Company of Columbus (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed March 11, 2022 and incorporated by reference)

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
Date:	March 30, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Mitchell A. Sabshon	Chief Executive Officer and Chairman of the Board	March 30, 2023
Name:	Mitchell A. Sabshon	(principal executive officer)

By:	/s/ Donald MacKinnon	President and Director	March 30, 2023
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 30, 2023
Name:	Catherine L. Lynch	(principal financial officer and principal accounting officer)

By:	/s/ Norman A. Feinstein	Director	March 30, 2023
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster Curry	Director	March 30, 2023
Name:	Cynthia Foster Curry

By:	/s/ Robert N. Jenkins	Director	March 30, 2023
Name:	Robert N. Jenkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 30, 2023

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$29,408	$57,268
Commercial mortgage loans at cost, net of allowance for loan loss of $3,588 and $0, respectively	842,278	665,498
Real estate owned, net of depreciation	31,215	31,535
Finance lease right of use asset, net of amortization	5,382	5,454
Deferred debt finance costs	872	1,202
Accrued interest receivable	3,121	1,416
Prepaid expenses and other assets	2,219	2,055
Total assets	$914,495	$764,428
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	488,086	307,083
Credit facility payable	18,380	14,350
Loan participations sold, net	99,420	109,772
Finance lease liability	17,457	17,105
Due to related parties	2,197	2,894
Accrued interest payable	1,499	364
Distributions payable	1,047	1,137
Accrued expenses	7,852	4,578
Total liabilities	635,938	457,283
Stockholders' Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized, 3,548,696 and 3,600,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 and 9,492,939 shares issued and outstanding at December 31, 2022 and 2021, respectively	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 743,183 and 659,270 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 286,341 and 388,099 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 47,888 and 47,298 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 452,667 and 380,218 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid in capital (net of offering costs of $30,427 and $29,534 as of December 31, 2022 and 2021, respectively)	339,470	359,406
Accumulated deficit	(60,927)	(52,275)
Total stockholders' equity	278,557	307,145
Total liabilities and stockholders’ equity	$914,495	$764,428

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest income:
Interest income	$44,641	$28,988	$33,490
Less: Interest expense	(21,371)	(8,801)	(10,317)
Net interest income	23,270	20,187	23,173
Revenue from real estate owned	14,774	8,109	972
Total income	38,044	28,296	24,145
Operating expenses:
Advisory fee	3,692	3,217	5,528
Debt finance costs	1,708	1,492	1,331
Directors compensation	81	73	94
Professional service fees	914	1,028	2,031
Real estate owned operating expenses	15,369	10,344	2,709
Depreciation and amortization	1,130	1,089	405
Other expenses	1,383	1,180	921
Total operating expenses	24,277	18,423	13,019
Other (loss) income:
Provision for loan losses	(3,588)	—	(4,726)
Realized loss on sale of commercial loan	—	—	(375)
Unrealized gain in value of real estate securities	—	—	211
Realized loss on the sale of real estate securities	—	—	(35,020)
Total other (loss) income	(3,588)	—	(39,910)
Net income (loss)	10,179	9,873	(28,784)
Series A Preferred Stock dividends	6,055	1,654	—
Gain on repurchase and retirement of preferred stock	(306)	—	—
Net income (loss) attributable to common stockholders	$4,430	$8,219	$(28,784)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.42	$0.72	$(2.49)
Weighted average number of shares
Basic	10,605,242	11,480,517	11,561,828
Diluted	10,606,072	11,481,464	11,561,828

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	$—	$10	$—	$—	$—	$—	$—	$265,963	$(9,807)	$256,166
Proceeds from issuance of common stock	—	—	1	—	—	—	—	24,268	—	24,269
Offering costs	—	—	—	—	—	—	—	(2,246)	—	(2,246)
Net loss	—	—	—	—	—	—	—	—	(28,784)	(28,784)
Common stock distributions declared	—	—	—	—	—	—	—	—	(8,662)	(8,662)
Distribution reinvestment	—	—	—	—	—	—	—	245	—	245
Redemptions	—	—	—	—	—	—	—	(763)	—	(763)
Equity-based compensation	—	—	—	—	—	—	—	31	—	31
Balance as of December 31, 2020	—	10	1	—	—	—	—	287,498	(47,253)	240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	—	199	—	199
Proceeds from issuance of preferred stock	4	—	—	—	—	—	—	89,996	—	90,000
Offering costs	—	—	—	—	—	—	—	(4,570)	—	(4,570)
Net income	—	—	—	—	—	—	—	—	9,873	9,873
Common stock distributions declared	—	—	—	—	—	—	—	—	(13,241)	(13,241)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,654)	(1,654)
Distribution reinvestment	—	—	—	—	—	—	—	583	—	583
Redemptions	—	(1)	—	—	—	—	—	(14,334)	—	(14,335)
Equity-based compensation	—	—	—	—	—	—	—	34	—	34
Balance as of December 31, 2021	4	9	1	—	—	—	—	359,406	(52,275)	307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	4,529	—	4,529
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(1,283)	306	(977)
Offering costs	—	—	—	—	—	—	—	(1,572)	—	(1,572)
Net income	—	—	—	—	—	—	—	—	10,179	10,179
Common stock distributions declared	—	—	—	—	—	—	—	—	(13,082)	(13,082)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(6,055)	(6,055)
Distribution reinvestment	—	—	—	—	—	—	—	725	—	725
Redemptions	—	—	—	—	—	—	—	(22,367)	—	(22,367)
Equity-based compensation	—	—	—	—	—	—	—	32	—	32
Balance as of December 31, 2022	$4	$9	$1	$—	$—	$—	$—	$339,470	$(60,927)	$278,557

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities
Net income (loss)	$10,179	$9,873	$(28,784)
Adjustments to reconcile net income (loss) to cash provided by operations:
Net realized loss on real estate securities	—	—	35,020
Net unrealized gain on real estate securities	—	—	(211)
Provision for loan losses	3,588	—	4,726
Realized loss on sale of commercial loan	—	—	375
Depreciation and amortization expense	1,130	1,089	405
Reduction in the carrying amount of the right-of-use asset	72	71	24
Amortization of equity-based compensation	32	34	31
Amortization of debt finance costs to operating expense	1,708	1,492	1,331
Amortization of debt finance costs to interest expense	120	69	79
Amortization of bond discount	—	—	(307)
Amortization of origination fees	(217)	(702)	(1,534)
Amortization of deferred exit fees	—	6	62
Amortization of loan extension fees	(317)	(314)	—
Changes in assets and liabilities:
Accrued interest receivable	(1,705)	(248)	268
Accrued expenses	3,274	985	487
Loan fees payable	—	(401)	346
Accrued interest payable	1,487	387	(397)
Due to related parties	(671)	456	648
Prepaid expenses and other assets	(164)	(1,153)	(571)
Net cash provided by operating activities	18,516	11,644	11,998
Cash flows from investing activities:
Origination of commercial loans	(300,576)	(337,033)	(69,135)
Loan extension fees received on commercial loans	584	231	—
Principal repayments of commercial loans	120,240	114,558	99,727
Proceeds from sale of commercial loan	—	—	9,625
Acquisition of real estate owned and capital expenditures	(810)	(150)	347
Real estate securities sold	—	—	121,189
Real estate securities principal pay-down	—	—	2,178
Net cash (used in) provided by investing activities	(180,562)	(222,394)	163,931
Cash flows from financing activities:
Proceeds from issuance of common stock	4,529	199	24,269
Proceeds from issuance of preferred stock	—	90,000	—
Redemptions of common stock	(22,367)	(14,335)	(763)
Repurchase of preferred stock	(977)	—	—
Payment of offering costs	(1,680)	(4,655)	(1,844)
Proceeds from repurchase agreements	258,990	194,101	578,182
Principal repayments of repurchase agreements	(78,025)	(177,703)	(730,830)
Proceeds from credit facility	18,380	14,350	—
Principal repayments of credit facility	(14,350)	—	—
Proceeds from sale of loan participations	5,042	109,772	—
Principal repayments of loan participations	(15,394)	—	—
Debt finance costs	(1,460)	(1,776)	(1,224)
Distributions paid to common stockholders	(12,447)	(12,388)	(9,251)
Distributions paid to preferred stockholders	(6,055)	(1,654)	—
Net cash provided by (used in) financing activities	134,186	195,911	(141,461)
Net change in cash, cash equivalents and restricted cash	(27,860)	(14,839)	34,468
Cash, cash equivalents and restricted cash at beginning of period	57,268	72,107	37,639
Cash, cash equivalents and restricted cash at end of period	$29,408	$57,268	$72,107

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Amortization of deferred exit fees due to related party	$82	$430	$346
Interest paid	$20,116	$8,729	$10,677
Deferred interest capitalized on commercial loan	$—	$—	$386
Transfer of commercial loan on deed-in-lieu of foreclosure to real estate owned	$—	$—	$19,774
Accrued stockholder servicing fee due to related party	$(108)	$(85)	$401
Distribution reinvestment	$725	$583	$245

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including (a) primarily floating rate first mortgage loans, and (b) subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), and senior unsecured debt of publicly traded real estate investment trusts (“REITs”). The Company may also invest in select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

On May 3, 2019, the SEC declared effective the Registration Statement and the Company commenced the IPO. The purchase price per share for each class of common stock in the IPO varies and generally equals the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager serves as the Company’s exclusive dealer manager for the IPO on a best efforts basis. On April 28, 2022, the Company filed a Registration Statement of Form S-11 (File No. 333-264540) with the SEC to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022 (the "Second Public Offering" and collectively with the IPO, the "Public Offerings").

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

December 31, 2022

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

On September 22, 2021, the Company completed an underwritten public offering of 3,500,000 shares of its 6.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a liquidation preference of $25.00 per share (the “Preferred Stock Offering”). In addition, on October 15, 2021, Raymond James & Associates, Inc., as a representative of the underwriters, partially exercised their over-allotment option to purchase an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock were issued and sold pursuant to an effective registration statement on Form S-11 (File No. 333-258802) filed with the SEC. The Company received proceeds in the Preferred Stock Offering of $86,310, after underwriter’s discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership.

In connection with the Preferred Stock Offering, Regulation M under the Securities Exchange Act of 1934, as amended, prohibited the Company from selling its shares of common stock in the primary portion of the IPO and repurchasing its shares of common stock through the SRP during the applicable restricted period. After careful consideration of the regulatory requirements, the Board unanimously approved the temporary suspension of the sale of the Company's shares of common stock in the primary portion of the IPO and the operation of the SRP, each effective at 9:30 a.m., Eastern Time, on September 7, 2021, until 9:30 a.m., Eastern Time, on September 15, 2021.

For more information on the Preferred Stock Offering, see “Note 7 – Stockholders’ Equity”.

Please refer to “Note 16 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates to the Company’s business after December 31, 2022.

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of December 31, 2022 and 2021, no restricted cash was held by the Company.

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

The Company sold all of its real estate securities during the year ended December 31, 2020 and held no real estate securities as of December 31, 2022 and 2021.

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

December 31, 2022

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

As of December 31, 2022 and 2021, the Company had $842,278 and $665,498 of commercial mortgage loans held for investment, respectively. The Company recorded an allowance for loan losses of $3,588 as of December 31, 2022. See Note 3 – “Commercial Mortgage Loans Held for Investment - Allowance for Loan Losses" and See Note 16 – “Subsequent Events - Loan Loss Reserve" for further information. The Company did not record any allowance for loan losses as of December 31, 2021 as the Company did not consider any loan losses to be probable at that time.

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

Leases

Finance lease right of use ("ROU") assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recorded based on the fair value of the underlying property. Lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Total lease expense is recognized as interest on the finance lease liability and amortization of the ROU asset on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. As of December 31, 2022, the Company had one finance lease assumed as part of a deed-in-lieu of foreclosure of a hotel property during August 2020.

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

The Company is required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in its consolidated balance sheets, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

Organization and Offering Expenses

The Company conducted an IPO that commenced following the conclusion of the Private Offering on June 28, 2019. The IPO concluded and the Second Public Offering began when the S-11 for the Second Public Offering was declared effective by the SEC on November 2, 2022 (File No. 333-264540). For classes of shares sold in the Public Offerings, the purchase price per share is based on a monthly NAV published around the 15th of the month preceding its effective date with the valuation based on the end of the previous month. For the Private Offering, the purchase price per Class P Share was equal to $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses were paid. The Dealer Manager was the dealer manager for the Private Offering and the IPO and is the dealer manager for the Second Public Offering.

Organization and offering expenses include all expenses incurred in connection with the Private Offering and Public Offerings. Organization and offering expenses (other than selling commissions, dealer manager fees and stockholder servicing fees) of the Company may be paid by the Advisor, Sub-Advisor, the Dealer Manager, or their respective affiliates on behalf of the Company and subsequently reimbursed by the Company. For the Private Offering, offering expenses were deferred and a payable was recognized to the Advisor or Sub-Advisor until shares were sold in the Private Offering, at which point the expense reimbursement was paid from additional paid-in capital. For the Public Offerings, offering costs are offset against additional paid-in capital when incurred. These expenses include but are not limited to: (i) reimbursing the Dealer Manager and participating broker-dealers for bona fide out-of-pocket, itemized and detailed due diligence expenses incurred by these entities, (ii) expenses for printing and mailing, charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts, and (iii) expenses of qualifying the sale of the shares under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees and expenses.

The Company reimbursed the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Private Offering not in excess of the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Private Offering. The Company also reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the IPO, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the Public Offerings.

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

The Company had no uncertain tax positions as of December 31, 2022 or 2021. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2022. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2022, 2021 or 2020. As of December 31, 2022, returns for the calendar years 2019, 2020, 2021 and 2022 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses.

The Company operates the Renaissance O’Hare Suites Hotel (the “Renaissance O’Hare”) through a taxable REIT subsidiary (“TRS”) that has engaged a third-party hotel management company to manage the hotel under a management contract. The TRS generated operating losses of $2,345 and $1,661 in the years ended December 31, 2021 and 2020, respectively. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the operating loss is approximately $669 and $474 for the years ended December 31, 2021 and 2020, respectively. The projected estimated taxable income generated by the Renaissance O'Hare for the year ended December 31, 2022 is $608, decreasing the deferred tax asset related to net operating losses to $994. At December 31, 2022, it is more likely than not that the Company will not generate sufficient taxable income to fully realize the tax deferred tax asset related to the Company’s TRS, therefore the Company maintains a full valuation allowance on its deferred tax asset of $994. If the operating results of the Renaissance O'Hare stabilize, management will reassess the need for this reserve. These losses do not expire.

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

Recent Accounting Pronouncements

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

For the majority of the portfolio, the Company elected to utilize a widely-used analytical model, at the individual loan level, incorporating a probability of default and loss-given-default methodology and loan performance data for commercial real estate loans dating back to 1965. For one loan in the portfolio, the Company determined that an analytical model was not appropriate. In cases where the Company feels there is potential impairment, the CECL reserve is assessed by comparing the estimated fair value of the underlying collateral, less the cost to sell, to the book value of the respective loans. These valuations require significant judgment, which may include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company. Actual losses, if any, could ultimately differ materially from these estimates. The Company only expects to realize the impairment losses if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.

The loans may include commitments to fund incremental proceeds to the borrowers over the life of the loan, which are also subject to the CECL model. The CECL reserve related to future funding commitments will be recorded as a component of other liabilities on the consolidated balance sheet and be estimated using the same process as for the outstanding loan balances.

Though the Company is still in the process of finalizing the effect of ASU 2016-13, the Company expects to record an additional allowance for credit losses in the range of $5,000 to $7,000, which includes the amount attributable to future funding commitments, as of January 1, 2023 through a cumulative-effect adjustment to accumulated deficit.

Note 3 – Commercial Mortgage Loans Held for Investment

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2022:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for loan losses	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	41	$831,007	$1,359	$(3,588)	$828,778	7.7%	1.4
Credit loans	2	13,500	—	—	13,500	9.6%	3.4
Total and average	43	$844,507	$1,359	$(3,588)	$842,278	7.8%	1.4

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

The following is a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2021:

	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Carrying Value	Weighted Average Coupon	Weighted Average Years to Maturity
First mortgage loans	36	$650,670	$1,328	$651,998	4.5%	1.6
Credit loans	2	13,500	—	13,500	9.6%	4.4
Total and average	38	$664,170	$1,328	$665,498	4.6%	1.7

For the years ended December 31, 2022 and 2021, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at Beginning of Year	$665,498	$441,814
Loan originations	300,576	337,033
Principal repayments	(120,240)	(114,558)
Amortization of loan origination and deferred exit fees	616	1,440
Origination fees and extension fees received on commercial loans	(584)	(231)
Provision for loan losses	(3,588)	—
Balance at End of Period	$842,278	$665,498

During May 2020, the Company sold one credit loan with an outstanding principal balance of $10,000 generating proceeds of $9,625. The Company had not previously planned to sell the loan and had classified it as held for investment. The Company recognized a loss of $375 recorded in realized loss on sale of commercial loan.

Allowance for Loan Losses

The following table presents the activity in the Company's allowance for loan losses:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning of period	$—	$—
Provision for loan losses	(3,588)	—
Charge-offs	—	—
Ending allowance for loan losses	$(3,588)	$—

In accordance with the Company’s allowance for loan loss policy, during the year ended December 31, 2022 and 2020, the Company recorded impairment charges of $3,588 and $4,726, respectively. The impairment charge in 2022 relates to a first mortgage loan secured by an office building. The impairment charge in 2020 relates to a first mortgage loan secured by a hotel property in Illinois. Both impairment charges were based on the estimated fair value of the underlying collateral. The loan on the hotel in Illinois was terminated in August 2020 in connection with the Company’s acquisition of the collateral via a deed-in-lieu of foreclosure. For the year ended December 31, 2020, interest income for the impaired loan was $465. For further information on the Company’s allowance for loan losses policy, see “Note 2 – Summary of Significant Accounting Policies.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

As of December 31, 2022, 33 loans had a risk rating of 2, eight had a risk rating of 3, one had a risk rating of 4 and one had a risk rating of 5. As of December 31, 2021, 33 loans had a risk rating of 2 and five had a risk rating of 3.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments were reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations. The Company did not hold any real estate securities at December 31, 2022 or 2021 as all of the real estate securities were sold during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company sold all of its CMBS, generating proceeds of $121,189 and a realized loss of $35,020.

Note 5 – Repurchase Agreements and Credit Facilities

On February 15, 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “CF Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in November 2022 for a twelve-month term and the maximum advance amount was set to $375,000. Advances under the CF Repo Facility accrue interest at a per annum annual rate equal to the one-month term USD Secured Overnight Financing Rate (“SOFR”) plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The CF Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2022 and 2021.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of December 31, 2022, 48.8% of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% to 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility is May 6, 2023. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150%

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

on a trailing four quarter basis. As of September 30, 2022 and as of December 31, 2022, the EBITDA to Fixed Charges ratio for the trailing four quarters was 144% and 135%, respectively. JPM agreed to waive this covenant as of September 30, 2022 and as of December 31, 2022. As a result, the Company was in compliance with all financial covenant requirements as of December 31, 2022 and 2021.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 6.00%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of December 31, 2022.

The JPM Repo Facility, CF Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Facilities as of December 31, 2022 and 2021 are as follows:

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$375,000	$356,094	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Repurchase agreements - commercial mortgage loans	525,000	488,086	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,466	$1,203	$706,731	6.79%	621

December 31, 2021					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
CF Repo Facility	$350,000	$189,654	$159	$260,691	2.16%	314
JPM Repo Facility	150,000	117,470	92	167,704	2.02%	126
Repurchase agreements - commercial mortgage loans	500,000	307,124	251	428,395	2.11%	242
WA Credit Facility	75,000	14,350	22	20,500	4.00%	434
	$575,000	$321,474	$273	$448,895	2.19%	251
____________

(1)
Excluding $3 and $41 of unamortized debt issuance costs as of December 31, 2022 and 2021, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

The following tables detail the Company’s loan participations sold as of December 31, 2022 and 2021:

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22

	December 31, 2021
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	9	$137,215	$137,931	L+3.6%	n/a	2.22
Senior participations (3)	9	$109,772	$109,772	L+2.0%	n/a	2.22
____________

(1) The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.

(2) As of December 31, 2022 and 2021, the loan participations sold were non-recourse to the Company.

(3) During the years ended December 31, 2022 and 2021, the Company recorded $3,952 and $281 of interest expense related to loan participations sold.

Note 7 – Stockholders’ Equity

Preferred Stock Offering

On September 22, 2021, the Company issued and sold 3,500,000 shares of the Series A Preferred Stock at a public offering price of $25.00 per share. The Company also granted the underwriters a 30-day option to purchase an additional 525,000 shares to cover over-allotments. In addition, on October 15, 2021, Raymond James & Associates, Inc., as representative of the underwriters, partially

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

exercised their over-allotment option to purchase an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock were issued and sold pursuant to an effective registration statement on Form S-11 (File No. 333-258802) filed with the SEC. The Company received net proceeds of approximately $86,310, after underwriter’s discount and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership.

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

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company may repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved an extension of the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock may be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. The Company cannot predict when or it if will repurchase any shares of Series A Preferred Stock. The Series A Preferred Repurchase Program may be suspended, extended or terminated by the Company at any time without prior notice. During the year ended December 31, 2022, the Company repurchased and retired 51,304 shares of Series A Preferred Stock resulting in a gain of $306 from these repurchases. As of December 31,2022, the Company had authority to purchase 948,696 additional shares or $14,076 of Series A Preferred Stock under the Series A Preferred Repurchase Program. On January 30, 2023, the Board unanimously approved the termination of the Series A Preferred Repurchase Program.

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all class of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Year ended December 31, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218
Issuance of shares	—	—	107,721	46,977	—	—	67,316
Repurchase and retirement of preferred stock	(51,304)	—	—	—	—	—	—
Distribution reinvestment	—	—	12,662	6,307	—	1,548	16,212
Issuance of restricted shares	—	—	—	—	—	—	1,534
Redemptions	—	(930,162)	(36,470)	(155,042)	—	(958)	(12,613)
Ending balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

During the year ended December 31, 2022, the Company issued shares in the Public Offerings at an average price per share of $20.31 with total net proceeds, including proceeds from the DRP, of $3,722 after offering costs of $1,532.

During the year ended December 31, 2021, the Company issued shares in the IPO at an average price per share of $20.42 with total net proceeds, including proceeds from the DRP, of $(110) after offering costs of $892. In addition, the Company incurred $26 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor. The Company also issued shares of Series A Preferred Stock at an average price per share of $25.00 with total net proceeds of $86,307 after offering costs of $3,693.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
July 31, 2020	$0.8576	$0.0715
August 31, 2020	$0.8800	$0.0733
September 30, 2020	$0.9000	$0.0750
October 31, 2020	$0.9000	$0.0750
November 30, 2020	$0.9000	$0.0750
December 31, 2020	$0.9000	$0.0750
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 11 – Transactions

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

with Related Parties” below. During the years ended December 31, 2022, 2021 and 2020, the Company did not have shares outstanding of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since the Company resumed paying distributions.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
July 31, 2020	$0.0670	$0.0560
August 31, 2020	$0.0688	$0.0578
September 30, 2020	$0.0706	$0.0600
October 31, 2020	$0.0704	$0.0594
November 30, 2020	$0.0706	$0.0600
December 31, 2020	$0.0704	$0.0595
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900

Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2022 were $11,245, $869, $416, $57 and $495, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2021 were $11,577, $767, $395, $54 and $448, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2020 were $7,768, $419, $213, $33 and $229, respectively.

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During December 2021, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.459375 per share which was paid on December 30, 2021 to holders of record on December 15, 2021 for the period beginning September 22, 2021 to, but not including, December 30, 2021. During March 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2022 to holders of record on March 15, 2022. During June 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on June 30, 2022 to holders of record on June 15, 2022. During August 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on September 30, 2022 to holders of record on September 15, 2022. During December 2022, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on December 30, 2022 to holders of record on December 15, 2022.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

The table below presents the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the years ended December 31, 2022, 2021 and 2020. The tables exclude from dividend declaration any month when there were no outstanding shares for a class of stock.

Year ended December 31, 2022
	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2504	$1.2504	$1.2504	$—	$1.2504	$1.2504
Stockholder servicing fee per share	N/A	N/A	N/A	0.1685	—	0.0498	N/A
Net distributions declared per share	$1.6875	$1.2504	$1.2504	$1.0819	$—	$1.2006	$1.2504

Year ended December 31, 2021
	Preferred Stock (1)	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4594	$1.1669	$1.1669	$1.1669	$—	$1.1669	$1.1669
Stockholder servicing fee per share	N/A	N/A	N/A	0.1720	—	0.0507	N/A
Net distributions declared per share	$0.4594	$1.1669	$1.1669	$0.9949	$—	$1.1162	$1.1669

Year ended December 31, 2020
		Common Stock
		Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share		$0.7648	$0.7148	$0.7148	$—	$0.7148	$0.7148
Stockholder servicing fee per share		N/A	N/A	$0.1270	—	0.0373	N/A
Net distributions declared per share		$0.7648	$0.7148	$0.5878	$—	$0.6775	$0.7148

(1)
Distributions on preferred stock are only for a partial year following their issuance on September 22, 2021.

As of December 31, 2022 and 2021, distributions declared but not yet paid amounted to $1,047 and $1,137, respectively.

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

The per share purchase price for shares purchased pursuant to the DRP will be equal to the most recently published transaction price at the time the distribution is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP. Shares acquired under the DRP will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in the Public Offerings.

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

On March 24, 2020, the Board suspended the IPO, effective immediately, and the DRP, effective April 6, 2020.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

In determining to suspend the IPO and the DRP, the Board considered various factors, including the economic impact of the COVID-19 pandemic, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions. After determining that there had been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook, the Advisor resumed calculation of the NAV beginning as of June 30, 2020 , and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s registration statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP. On January 30, 2023, the Board suspended, among other things, the operation of the DRP, effective as of February 10, 2023.

During the year ended December 31, 2022, the Company received proceeds from the DRP totaling $724 at an average price per share of $19.73. During the year ended December 31, 2021, the Company received proceeds from the DRP totaling $583 at an average price per share of $20.22.

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

On March 24, 2020 the Board suspended the SRP. On March 1, 2021, the SRP was reinstated for the Company’s stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder, and on July 1, 2021, the SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow the Company to repurchase fewer shares than the maximum amount permitted under the SRP, the Company repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). On January 30, 2023, the Board unanimously approved, effective immediately, the suspension of the operation of the SRP.

During the year ended December 31, 2022, the Company repurchased $22,367 of common stock at an average price per share of $19.70. During the year ended December 31, 2021, after reinstatement of the SRP, the Company repurchased $14,335 of common stock at an average price per share of $20.19. During the year ended December 31, 2020, prior to the suspension of the SRP, the Company repurchased $763 of common stock at an average price per share of $25.00.

Note 8 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. For the year ended December 31, 2022, 830 additional shares related to common share equivalents were included in the computation of diluted earnings per share because the effect of those common share equivalents was dilutive. For the year ended December 31, 2021, 947 additional shares related to restricted shares were included in the computation of diluted earnings per share because the effect of those common share equivalents was dilutive. For the year ended December 31, 2020, no additional shares related to restricted shares were included in the computation of diluted earnings per share due to the net loss for the year. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

There were 645, 610 and 583 antidilutive restricted shares for the years ended December 31, 2022, 2021 and 2020, respectively. For further information about the Company’s restricted shares, see Note 12 – “Equity Based Compensation.”

The following table is a summary of the basic and diluted net (loss) income per share attributable to common stockholders computation for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss) attributable to common stockholders	$4,430	$8,219	$(28,784)
Weighted average shares outstanding, basic	10,605,242	11,480,517	11,561,828
Weighted average shares outstanding, diluted	10,606,072	11,481,464	11,561,828
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.42	$0.72	$(2.49)

Note 9 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its real estate loans if the borrower meets certain conditions. As of both December 31, 2022 and 2021, the Company had 33 commercial mortgage loans with a total remaining future funding commitment of $59,474 and $74,518, respectively. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 10 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the years ended December 31, 2022, 2021 and 2020.

Note 11 – Transactions with Related Parties

As of December 31, 2022 and 2021, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2022 and 2021, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the years ended December 31, 2022, 2021 and 2020:

	Year Ended	Year Ended	Year Ended	Payable as of December 31,
	December 31, 2022	December 31, 2021	December 31, 2020	2022	2021
Organization and offering expense reimbursement (1)	$—	$26	$70	$—	$—
Selling commissions and dealer manager fee (2)	155	8	758	—	—
Advisory fee (3)	3,692	3,217	5,528	296	321
Loan fees(4)	3,714	4,597	1,508	1,419	1,983
Accrued stockholder servicing fee(5)	(59)	(23)	446	482	590
Operating expense reimbursement to Advisor (6)	—	56	1	—	—
Total	$7,502	$7,881	$8,311	$2,197	$2,894
____________

(1)
The Company reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Public Offerings, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the IPO.
(2)
For the Public Offerings, the Dealer Manager is entitled to receive (a) upfront selling commissions of up to 6.0%, and upfront dealer manager fees of up to 1.25%, of the transaction price of each Class A share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 7.25% of the transaction price; (b) upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price; and (c) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class D shares, Class I shares or shares of any class sold pursuant to the Company’s DRP. All upfront selling commissions and dealer manager fees will be reallowed (paid) by the Dealer Manager to participating broker-dealers.
(3)
The Advisor is entitled to receive an advisory fee comprised of two separate components: (1) a fixed component payable monthly and (2) a performance component payable annually. Prior to July 1, 2021, the fixed component of the advisory fee was paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment could not exceed 1/12th of 2.5% of the Company’s NAV. Effective July 1, 2021, the fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. In addition, if the NAV per share decreases below $25 for any class of shares during the measurement period, any subsequent increase in NAV per share to $25 (or such other adjusted number) will not be included in the calculation of the performance component with respect to that class. The Advisor waived $0, $1,475 and $874 of the fixed component of the advisory fees for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2020, the Advisor did not earn the performance component of the advisory fee. The Advisor pays fees to the Sub-Advisor for the services its delegates to the Sub-Advisor or may direct the Company to pay a portion of the fees otherwise payable to the Advisor directly to the Sub-Advisor.
(4)
The Company pays the Advisor all new loan origination and administrative fees related to CRE loans held for investment, to the extent that such fees are paid by the borrower. Pursuant to the Sub-Advisory Agreement, the Advisor generally will reallow a portion of loans fees and all administrative fees to the Sub-Advisor.
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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2022, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2022, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

Note 12 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of shares. The table below summarizes total stock grants made at each grant date as of December 31, 2022.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Proportion of total shares that vest annually	Vesting Date Year 1	Vesting Date Year 2	Vesting Date Year 3
March 1, 2018	Class P	1,200	$25.00	$30	1/3	3/1/2019	3/1/2020	3/1/2021
January 7, 2019	Class P	1,200	$25.00	$30	1/3	1/7/2020	1/7/2021	1/7/2022
December 2, 2019	Class I	1,197	$25.07	$30	1/3	12/2/2020	12/2/2021	12/2/2022
December 1, 2020	Class I	1,393	$21.54	$30	1/3	12/1/2021	12/1/2022	12/1/2023
October 14, 2021	Class I	1,477	$20.31	$30	1/3	10/14/2022	10/14/2023	10/14/2024
October 3, 2022	Class I	1,534	$19.55	$30	1/3	10/3/2023	10/3/2024	10/3/2025

Under the RSP, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $32, $34 and $31 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had $54 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.47 years. The total fair value at the vesting date for restricted shares that vested during the year ended December 31, 2022 was $35.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	3,205	$21.85
Granted	1,534	19.55
Vested	(1,756)	22.79
Converted	—	—
Forfeited	—	—
Outstanding at December 31, 2022	2,983	$20.11

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

Note 13 – Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and fair value of the financial instruments described in Note 2:

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$29,408	$29,408	$57,268	$57,268
Commercial mortgage loans, net	842,278	842,278	665,498	667,405
Total	$871,686	$871,686	$722,766	$724,673
Financial liabilities
Repurchase agreements - commercial mortgage loans	$488,086	$488,086	$307,083	$307,083
Credit facility payable	18,380	18,380	14,350	14,350
Loan participations sold	99,420	99,420	109,772	109,772
Total	$605,886	$605,886	$431,205	$431,205

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. During the second quarter of 2022, the Company changed the method for calculating the fair value of the commercial mortgage loan portfolio. Since the loans have a short duration to maturity (1.4 years), are almost exclusively floating rate, are not delinquent and all except for one are not impaired and are expected to return par, the Advisor determined the amortized cost is the best estimate of fair value for all loans except for the one impaired loan. For the impaired loan, the estimated fair value also includes the reduction from the allowance for loan losses. See Note 16 – “Subsequent Events - Loan Loss Reserve” for a discussion of the impaired loan and the associated reserve.
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

Note 14 – Real Estate Owned

The following table summarizes the Company’s REO assets as of December 31, 2022:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,699	$7,137	$(2,621)	$31,215

(1) Refer to Note 2 – “Summary of Significant Accounting Policies” for useful life of the above assets.

(2) Represents hotel ground lease interest acquired by the Company by completing a deed-in-lieu of foreclosure transaction.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

The Company was granted forgiveness by the U.S. Small Business Administration in December 2021. The Company accounted for this PPP loan using a government grant accounting approach. The grant proceeds were initially recorded in accrued expenses on the consolidated balance sheet. Each month, those proceeds were applied as a reduction to payroll-related costs within real estate owned operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses. As of December 31, 2022, no balance remains recorded in accrued expenses for the PPP loan to be absorbed by payroll-related expenses.

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

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a ROU asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers a reasonable estimate of the Company’s incremental borrowing rate. For the years ended December 31, 2022, 2021 and 2020, total finance lease cost was comprised as follows:

	Years ended December 31,
	2022	2021	2020
Amortization of right-of-use assets	$72	$71	$24
Interest on lease liabilities	1,963	1,925	634
Total finance lease cost	$2,035	$1,996	$658

The table below shows the Company’s finance lease right of use asset, net of amortization as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(167)	(95)
Finance lease right of use asset, net of amortization	$5,382	$5,454

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

Lease payments for the ground lease as of December 31, 2022 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2023	$1,611
2024	1,745
2025	1,772
2026	1,772
2027	1,772
Thereafter	267,914
Total undiscounted lease payments	$276,586
Less: Amount representing interest	(259,129)
Present value of lease liability	$17,457

Note 16 – Subsequent Events

The Company has evaluated subsequent events through March 30, 2023, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Suspension of Share Repurchase Plan, Primary Offering, and Distribution Reinvestment Plan

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which are currently in excess of such fundraising, on January 30, 2023, the Board unanimously approved, effective immediately, the suspension of the operation of the SRP. In connection with such suspension, the Board has also unanimously approved the suspension of the sale of shares in the primary portion of the public offering (the “Primary Offering”), effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Primary Offering, the SRP, and the DRP shall each remain suspended unless and until such time as the Board approves their resumption. In connection with the foregoing, the Board has decided to evaluate strategic alternatives available to the Company.

Termination of Series A Preferred Repurchase Program

The Board previously authorized and approved the Series A Preferred Repurchase Program pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000,000 of the outstanding shares of the Company’s 6.75% Series A Cumulative Redeemable Preferred Stock through December 31, 2022 (later extended through December 31, 2023). On January 30, 2023, the Board unanimously approved the termination of the Series A Preferred Repurchase Program.

Distributions

On February 17, 2023, the Company paid distributions for each class of its common stock to stockholders of record as of January 31, 2023 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0142	0.0042	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0900	$0.1000	$0.1042

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

On February 27, 2023, the Company announced that the Board authorized a distribution on its Series A Preferred Stock to stockholders of record as of March 15, 2023, payable on or about March 30, 2023 in the amount of $0.421875 per share.

On March 17, 2023, the Company paid distributions for each class of its common stock to stockholders of record as of February 28, 2023 in the amounts per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0128	0.0038	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0914	$0.1004	$0.1042

Loan Loss Reserve

In March 2023, changes in local market conditions cast doubt on the collectability of one of the Company’s first mortgage loans. A large tenant in a competing office building decided to relocate their operations. Consequently, the increase in the supply of available office space is pushing down rents in the area which is having a detrimental impact on the value of the underlying collateral on the loan. As a result, the Company has recorded a loan loss reserve of $3,588 as of December 31, 2022. The loss reserve includes the total principal balance and accrued fees of $17,120 net of the participation interest of $13,532.

Repurchase Agreements and Credit Facilities

On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the CF Loan Facility to Atlas Securitized Products Investments 2, L.P. All other terms of the loan facility were unchanged.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2022

(Dollar amounts in thousands)

Type of Loan (1)	Principal Balance (2)	Carrying Amount (2)	Property Type	Cash Coupon (2)	Periodic Payment Terms (3)	Maximum Maturity (4)
First Mortgage Loan 1	$14,650	$14,892	Office	L+4.70%	I/O	1/9/23
First Mortgage Loan 2	16,915	13,411	Office	L+4.50%	I/O	7/9/23
First Mortgage Loan 3	24,411	24,477	Office	L+3.75%	I/O	9/9/23
First Mortgage Loan 4	16,150	16,210	Hospitality	L+4.20%	I/O	7/9/25
First Mortgage Loan 5	13,548	13,625	Multifamily	L+3.25%	I/O	6/9/24
First Mortgage Loan 6	47,747	47,938	Office	L+2.75%	I/O	7/9/24
First Mortgage Loan 7	6,631	6,642	Mixed Use	L+3.60%	I/O	7/9/24
First Mortgage Loan 8	6,712	6,702	Office	L+4.20%	I/O	9/9/24
First Mortgage Loan 9	15,786	15,821	Office	L+3.10%	I/O	10/9/24
First Mortgage Loan 10	22,616	22,678	Office	L+2.90%	I/O	10/9/24
First Mortgage Loan 11	25,506	25,649	Office	L+3.30%	I/O	2/9/25
First Mortgage Loan 12	11,016	11,072	Retail	L+3.85%	I/O	3/9/25
First Mortgage Loan 13	9,704	9,727	Retail	L+3.50	I/O	3/9/25
First Mortgage Loan 14	13,647	13,756	Office	L+5.00%	I/O	3/9/26
First Mortgage Loan 15	20,135	20,167	Industrial	L+4.00%	I/O	3/9/26
First Mortgage Loan 16	14,063	14,112	Multifamily	L+3.50%	I/O	4/9/26
First Mortgage Loan 17	11,544	11,581	Multifamily	L+3.50%	I/O	4/9/26
First Mortgage Loan 18	9,090	9,090	Industrial	L+4.00%	I/O	5/9/26
First Mortgage Loan 19	28,119	28,119	Multifamily	L+3.15%	I/O	5/9/26
First Mortgage Loan 20	11,200	11,215	Multifamily	L+3.20%	I/O	6/9/26
First Mortgage Loan 21	15,689	15,710	Multifamily	L+3.10%	I/O	6/9/26
First Mortgage Loan 22	6,430	6,446	Mixed Use	L+4.50%	I/O	7/9/26
First Mortgage Loan 23	29,550	29,550	Multifamily	L+3.20%	I/O	10/9/26
First Mortgage Loan 24	22,655	22,655	Multifamily	L+2.95%	I/O	11/9/26
First Mortgage Loan 25	25,238	25,238	Multifamily	L+2.90%	I/O	11/9/26
First Mortgage Loan 26	23,823	23,823	Multifamily	L+3.05%	I/O	12/9/26
First Mortgage Loan 27	23,409	23,409	Multifamily	L+2.85%	I/O	12/9/26
First Mortgage Loan 28	39,401	39,401	Multifamily	L+3.05%	I/O	12/9/26
First Mortgage Loan 29	25,367	25,367	Multifamily	L+3.20%	I/O	1/9/27
First Mortgage Loan 30	37,365	37,365	Multifamily	SOFR+3.40%	I/O	1/9/27
First Mortgage Loan 31	16,153	16,153	Retail	SOFR+3.65%	I/O	2/9/27
First Mortgage Loan 32	14,473	14,474	Industrial	SOFR+3.55%	I/O	2/9/27
First Mortgage Loan 33	13,937	13,937	Multifamily	SOFR+3.30%	I/O	2/9/27
First Mortgage Loan 34	30,000	30,000	Mixed Use	SOFR+3.04%	I/O	3/9/27
First Mortgage Loan 35	26,591	26,612	Multifamily	SOFR+3.40%	I/O	3/9/27
First Mortgage Loan 36	16,668	16,668	Industrial	SOFR+3.30%	I/O	4/9/27
First Mortgage Loan 37	13,073	13,073	Multifamily	SOFR+3.25%	I/O	4/9/27
First Mortgage Loan 38	18,406	18,424	Multifamily	SOFR+3.40%	I/O	5/9/26
First Mortgage Loan 39	44,589	44,589	Multifamily	SOFR+3.45%	I/O	6/9/27
First Mortgage Loan 40	27,000	27,000	Multifamily	SOFR+3.90%	I/O	9/9/27
First Mortgage Loan 41	22,000	22,000	Multifamily	SOFR+3.90%	I/O	12/9/27
Credit Loan 1	7,500	7,500	Office	9.20%	I/O	10/11/27
Credit Loan 2	6,000	6,000	Office	10.00%	I/O	10/6/24
	$844,507	$842,278
____________

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Cash coupon is the stated rate on the loan. Our first mortgage loans are all floating rate and each contains a minimum LIBOR floor. As of December 31, 2022, the weighted average LIBOR and SOFR floor for these loans were 0.83% and 0.53%, respectively. An 80% undivided senior interest in each of loan numbers 1, 2, 3, 5, 7, 10 and 11, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
I/O = interest only, P/I = principal and interest.
(4)
Maximum maturity assumes all extension options are exercised.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2022

(Dollar amounts in thousands)

Reconciliation of Commercial Mortgage Loans, At Cost:

The following table reconciles commercial mortgage loans, at cost for the years ended:

	2022	2021	2020

Balance at January 1,	$665,498	$441,814	$504,702
Additions during period:
Loan fundings	300,576	337,033	69,135
Deferred interest capitalized on commercial loan	—	—	386
Amortization of deferred fees and expenses	616	1,440	1,818
Deductions during period:
Collections of principal	(120,240)	(114,558)	(99,727)
Sale of commercial loan	—	—	(10,000)
Provision for loan losses	(3,588)	—	(4,726)
Transfer on deed-in-lieu of foreclosure to real estate owned	—	—	(19,774)
Net fees capitalized into carrying value of loans	(584)	(231)	0
Balance at December 31,	$842,278	$665,498	$441,814