Form 10-Q
period 2023-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2023-05-12
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 467,446 shares of Class I common stock, 745,887 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$19,722	$29,408
Commercial mortgage loans:
Commercial mortgage loans at cost	824,425	845,866
Allowance for credit losses	(8,020)	(3,588)
Commercial mortgage loans at cost, net	816,405	842,278
Real estate owned, net of depreciation	31,274	31,215
Finance lease right of use asset, net of amortization	5,364	5,382
Deferred debt finance costs	619	872
Accrued interest receivable	3,271	3,121
Prepaid expenses and other assets	2,277	2,219
Total assets	$878,932	$914,495
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$481,610	$488,086
Credit facility payable	18,380	18,380
Loan participations sold, net	78,329	99,420
Finance lease liability	17,551	17,457
Due to related parties	2,093	2,197
Accrued interest payable	1,465	1,499
Distributions payable	1,050	1,047
Accrued expenses and other liabilities	4,771	7,852
Total liabilities	605,249	635,938
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 and 3,548,696 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,887 and 743,183 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 and 286,341 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 and 47,888 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 467,446 and 452,667 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital (net of offering costs of $30,435 and $30,427 as of March 31, 2023 and December 31, 2022, respectively)	339,718	339,470
Accumulated deficit	(66,049)	(60,927)
Total stockholders’ equity	273,683	278,557
Total liabilities and stockholders’ equity	$878,932	$914,495

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended March 31,
	2023	2022
Income:
Interest income	$16,854	$8,571
Less: Interest expense	(10,229)	(2,741)
Net interest income	6,625	5,830
Revenue from real estate owned	2,921	1,760
Total income	9,546	7,590
Operating expenses:
Advisory fee	881	950
Debt finance costs	371	376
Directors compensation	19	21
Professional service fees	191	248
Real estate owned operating expenses	3,188	3,050
Depreciation and amortization	321	282
Other expenses	353	301
Net operating expenses	5,324	5,228
Other income:
Reversal of (provision for) credit losses	399	—
Total other income	399	—
Net income	4,621	2,362
Series A Preferred Stock dividends	(1,495)	(1,519)
Gain on repurchase and retirement of preferred stock	21	—
Net income attributable to common stockholders	$3,147	$843
Net income attributable to common stockholders per share basic and diluted	$0.31	$0.08
Weighted average number of shares of common stock
Basic	10,113,221	10,871,052
Diluted	10,113,587	10,871,248

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	$4	$9	$1	$—	$—	$—	$—	$339,470	$(60,927)	$278,557
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	22	(82)
Offering costs	—	—	—	—	—	—	—	(82)	—	(82)
Net income	—	—	—	—	—	—	—	—	4,621	4,621
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,148)	(3,148)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Balance as of March 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,718	$(66,049)	$273,683

For the three months ended March 31, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	$4	$9	$1	$—	$—	$—	$—	$359,406	$(52,275)	$307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	580	—	580
Offering costs	—	—	—	—	—	—	—	(343)	—	(343)
Net income	—	—	—	—	—	—	—	—	2,362	2,362
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,353)	(3,353)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,519)	(1,519)
Distribution reinvestment	—	—	—	—	—	—	—	159	—	159
Redemptions	—	—	—	—	—	—	—	(5,271)	—	(5,271)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance as of March 31, 2022	$4	$9	$1	$—	$—	$—	$—	$354,538	$(54,785)	$299,767

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$4,621	$2,362
Adjustments to reconcile net income to cash provided by operations:
(Reversal of) provision for credit losses	(399)	—
Depreciation and amortization expense	321	282
Reduction in the carrying amount of the right-of-use asset	18	18
Amortization of equity-based compensation	7	7
Amortization of debt finance costs to operating expense	371	376
Amortization of debt finance costs to interest expense	2	25
Amortization of origination fees	(7)	(125)
Amortization of loan extension fees	(207)	(34)
Changes in assets and liabilities:
Accrued interest receivable	(150)	(55)
Accrued expenses and other liabilities	(3,372)	1,021
Accrued interest payable	60	194
Due to related parties	(9)	154
Prepaid expenses and other assets	(58)	232
Net cash provided by operating activities	1,198	4,457
Cash flows from investing activities:
Origination of commercial loans	(5,289)	(155,810)
Loan extension fees received on commercial loans	80	51
Principal repayments of commercial loans	26,777	91,166
Real estate capital expenditures	(380)	(68)
Net cash provided by (used in) investing activities	21,188	(64,661)
Cash flows from financing activities:
Proceeds from issuance of common stock	342	580
Redemptions of common stock	—	(5,271)
Repurchase of preferred stock	(82)	—
Payment of offering costs	(90)	(341)
Proceeds from repurchase agreements	—	151,770
Principal repayments of repurchase agreements	(6,478)	(48,556)
Principal repayments of credit facility	—	(14,350)
Proceeds from sale of loan participations	309	244
Principal repayments of loan participations	(21,400)	—
Debt finance costs	(118)	(83)
Distributions paid to common stockholders	(3,061)	(3,218)
Distributions paid to preferred stockholders	(1,494)	(1,519)
Net cash (used in) provided by financing activities	(32,072)	79,256
Net change in cash, cash equivalents and restricted cash	(9,686)	19,052
Cash, cash equivalents and restricted cash at beginning of period	29,408	57,268
Cash, cash equivalents and restricted cash at end of period	$19,722	$76,320
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$(87)	$(152)
Interest paid	$10,261	$2,631
Accrued stockholder servicing fee due to related party	$(8)	$2
Distribution reinvestment	$85	$159

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including (a) primarily floating-rate first mortgage loans, and (b) subordinate mortgage and mezzanine loans, and participations in such loans and (ii) floating-rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”). Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, pursuant to a second amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated July 1, 2021. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties that the Advisor has not delegated to the Sub-Advisor, such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meeting; and (iv) monitoring the Company’s ongoing compliance with the REIT qualification requirements for U.S. federal income tax purposes.

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

On May 3, 2019, the SEC declared effective the 2019 Registration Statement and the Company commenced the IPO. The purchase price per share for each class of common stock in the IPO (Class A, Class I, Class D, Class S and Class T) varies and generally equals the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, served as the Company’s exclusive dealer manager for the IPO on a best efforts basis.

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

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

2019 Registration Statement, thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

On March 1, 2021, the SRP was reinstated for the Company’s stockholders requesting repurchase of shares as a result of the death or qualified disability of the holder, and on July 1, 2021, the SRP was reinstated for all stockholders. In accordance with the terms of the SRP that allow the Company to repurchase fewer shares than the maximum amount permitted under the SRP, the Company repurchased fewer shares than the maximum amount permitted for the months of July, August and September 2021 as directed by the Board. Beginning on October 1, 2021, the total amount of aggregate repurchases of shares was limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). If the SRP is reinstated again, the Company may repurchase fewer shares than these limits in any month, or none. Further, if reinstated, the Board may in the future modify, suspend or terminate the SRP if it deems such action to be in the Company’s best interest and the best interest of its stockholders.

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

On April 28, 2022, the Company filed a registration statement on Form S-11 (File No. 333-264540) (the “2022 Registration Statement”) with the SEC to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022 (the “Second Public Offering” and collectively with the IPO, the “Public Offerings”).

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, the Board approved, effective immediately, the suspension of the operation of the SRP. In connection with such suspension, the Board also approved the suspension of the sale of shares in the primary portion of the Second Public Offering (the “Primary Offering”), effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Primary Offering, the SRP, and the DRP shall each remain suspended unless and until such time as the Board approves their resumption.

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after March 31, 2023.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the three months ended March 31, 2023.

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

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of March 31, 2023 and December 31, 2022, no restricted cash was held by the Company.

Accounting Pronouncements Recently Adopted

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires companies to estimate a a current expected credit loss (“CECL”) for the recognition of credit losses on financial instruments, including commercial mortgage loans, in their consolidated financial statements. The allowance for credit losses is adjusted each period for changes in expected credit losses. This replaces prior GAAP which required losses to be recognized as incurred. The Company adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2023 remain unadjusted and reported in accordance with previously applicable GAAP. In connection with the adoption of ASU 2016-13, the Company recorded a $5,122 increase to accumulated deficit with offsets on the consolidated balance sheet as noted below.

The following table illustrates the impact of adoption ASU 2016-13:

	January 1, 2023
	As Reported Under ASU 2016-13	As Reported Pre-Adoption	Impact of Adoption
Assets:
Allowance for credit losses	$8,375	$3,588	$4,787
Liabilities:
Accrued expenses and other liabilities	$8,187	$7,852	$335

Changes to Significant Accounting Policies

See Part IV, Item 15, “Note 2 – Summary of Significant Accounting Policies” in the Company's Annual Report for a description of its significant accounting Policies. Upon the adoption of ASU 2016-13 on January 1, 2023, the Company adjusted certain significant accounting policies as follows:

Commercial Mortgage Loans Held for Investment and Allowance for Credit Losses

Loans held-for-investment are anticipated to be held until maturity, and reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. In accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, the Company uses a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. The Company employed quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, geopolitical instability and the Federal Reserve monetary policy impact on the overall U.S. economy and commercial real estate markets generally. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. With respect

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

to loans for which the Company determines foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. With respect to collateral-dependent loans for which the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

For loans assigned a risk rating of “5,” the Company has determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, these loans are assessed individually, and the Company elected to apply a practical expedient in accordance with ASU 2016-13. While utilizing the practical expedient for collateral-dependent loans, the Company estimates the fair value of the loan’s underlying collateral using the discounted cash flow method of valuation, less the estimated cost to foreclose and sell the property when applicable. The estimation of the fair value of the collateral property also involves using various Level 3 unobservable inputs, which are inherently uncertain and subjective, and are in part developed based on discussions with various market participants and management’s best estimates, which may vary depending on the information available and market conditions as of the valuation date. Selecting the appropriate inputs and assumptions requires significant judgment and consideration of various factors that are specific to the underlying collateral property being assessed. The Company’s estimate of the fair value of the collateral property is sensitive to both the valuation methodology selected and inputs used in the analysis. As a result, the fair value of the collateral property used in determining the expected credit losses is subject to uncertainty and any actual losses, if incurred, could differ materially from the estimated provision for credit losses.

Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. For loans that are on a non-accrual status and financed by loan participations sold, interest income on the loan is only recognized to the extent of interest expense on the loan participation sold, with any net cash collected by the Company reducing the principal balance on the loan. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection or has been modified.

The allowance for credit losses is recorded in accordance with ASU 2016-13, and is a valuation account that is deducted from the amortized cost basis of loans held-for-investment on the Company’s consolidated balance sheets. Changes to the allowance for credit losses are recognized through net income (loss) on the Company’s consolidated statements of operations. The allowance is based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. All loans held-for-investment within the Company’s portfolio have some amount of expected loss to reflect the GAAP principal underlying the CECL model that all loans have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.

The Company’s loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan. Those future funding commitments are also subject to an allowance for credit losses. The allowance for credit losses related to future loan fundings is recorded as a component of "Accrued expenses and other liabilities" on the Company’s consolidated balance sheets, and not as an offset to the related loan balance. This allowance for credit losses is estimated using the same process outlined below for the Company’s outstanding loan balances, and changes in this component of the allowance for credit losses similarly flow through the Company’s consolidated statements of operations.

The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in the Company’s investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, (iv) selecting the forecast for macroeconomic conditions and (v) determining the reasonable and supportable forecast period.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

The Company generally estimates its allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses dating back to 1965 for over 100,000 commercial real estate loans. The Company licenses certain macroeconomic financial forecasts from a third-party to inform its view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. The Company may use one or more of these forecasts in the process of estimating its allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses. In certain instances, for loans with unique risk characteristics, the Company may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.

Prior to January 1, 2023, the allowance for loan losses included an asset-specific component and included a general, formula-based component when the portfolio was determined to be of sufficient size to warrant such a reserve.

The asset-specific component related to reserves for losses on individual impaired loans. The Company considered a loan to be impaired when, based upon current information and events, it believed that it was probable that the Company would be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment was made on an individual loan basis each quarter based on such factors as payment status, borrower financial resources including ability to refinance, and collateral economics. A reserve was established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral was lower than the carrying value of that loan.

Valuations were performed or obtained at the time a loan was determined to be impaired and designated non-performing, and they were updated if circumstances indicate that a significant change in value had occurred. The Advisor generally used the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor obtained external “as is” appraisals for loan collateral, generally when third party participations existed.

General reserves were recorded when (i) available information as of each balance sheet date indicates that it was probable a loss had occurred in the portfolio and (ii) the amount of the loss could be reasonably estimated. The Company’s policy was to estimate loss rates based on actual losses experienced, if any, or based on historical realized losses experienced in the industry if the Company had not experienced any losses. Current collateral and economic conditions affecting the probability and severity of losses were taken into account when establishing the allowance for loan losses.

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of March 31, 2023 and December 31, 2022:

March 31, 2023

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity
First mortgage loans	40	$809,519	$1,406	$(7,957)	$802,968	8.2%	1.2
Credit loans	2	13,500	—	(63)	13,437	9.6%	1.5
Total and average	42	$823,019	$1,406	$(8,020)	$816,405	8.2%	1.2

December 31, 2022

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity
First mortgage loans	41	$831,007	$1,359	$(3,588)	$828,778	7.7%	1.4
Credit loans	2	13,500	—	—	13,500	9.6%	3.4
Total and average	43	$844,507	$1,359	$(3,588)	$842,278	7.8%	1.4

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On March 15, 2023, the LIBOR and SOFR rates reset to 4.69% and 4.83%, respectively. On December 15, 2022, the LIBOR and SOFR rates reset to 4.32% and 4.34%, respectively.

For the three months ended March 31, 2023, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$845,866	$(3,588)	$842,278
Loan originations	5,289	—	5,289
Principal repayments	(26,777)	—	(26,777)
Amortization of loan origination and deferred exit fees	127	—	127
Origination fees and extension fees received on commercial loans	(80)	—	(80)
Adoption of ASU 2016-13	—	(4,787)	(4,787)
Reversal of (provision for) credit losses	—	355	355
Balance at End of Period	$824,425	$(8,020)	$816,405

Allowance for Credit Losses

The following table presents the activity in the Company's allowance for credit losses for the three months ended March 31, 2023:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Beginning of period	$(3,588)	$—	$(3,588)
Adoption of ASU 2016-13	(4,787)	(335)	(5,122)
Reversal of (provision for) loan losses	355	44	399
Charge-offs	—	—	—
Ending allowance for credit losses	$(8,020)	$(291)	$(8,311)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in "accrued expenses and other liabilities" on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.

There was no activity for or balance in the allowance for credit losses during the three months ended March 31, 2022.

In accordance with the Company's allowance for credit losses policy, during the three-month period ended March 31, 2023, the Company recorded a (reversal of) provision for credit losses of $(399). During the three-month period ended March 31, 2022, under the Company's previous accounting policy prior to the adoption of ASU 2016-13, the Company determined that no loan losses were probable and, therefore, did not record an allowance for credit losses. For further information on the Company's newly adopted policy for the allowance for credit losses, see “Note 2 – Summary of Significant Accounting Policies” in this report. For further information on the Company’s previous policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

March 31, 2023

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

As of March 31, 2023, 29 loans had a risk rating of 2, ten had a risk rating of 3, two had a risk rating of 4 and one had a risk rating of 5. As of December 31, 2022, 33 loans had a risk rating of 2, eight had a risk rating of 3, one had a risk rating of 4 and one had a risk rating of 5.
Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in November 2022 for a twelve-month term and the maximum advance amount was set to $375,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrue interest at a per annum annual rate equal to the one-month term USD Secured Overnight Financing Rate (“SOFR”) plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The Atlas Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of March 31, 2023 and December 31, 2022.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association ("JPM"). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of March 31, 2023, 51% of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028. The amendment also increased the maximum facility amount to $526,076. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. The amendment on May 5, 2023 removes preferred dividends from the definition of Fixed Charges for purposes of this calculation on a prospective basis. The EBITDA to Fixed Charges ratio for the trailing four quarters was 138% and 135% as of March 31, 2023 and December 31, 2022, respectively. JPM agreed to waive this covenant as of March 31, 2023 and December 31, 2022. As a result, the Company was in compliance with all financial covenant requirements as of March 31, 2023 and December 31, 2022.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 6.00%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial requirements except for the minimum debt service coverage ratio as defined by the WA Credit Facility agreement as of March 31, 2023, which was 1.48 rather than the required 1.50. Western Alliance agreed to waive this covenant as of March 31, 2023. As a result, the Company was in compliance with all financial covenant requirements as of March 31, 2023 and December 31, 2022.

The JPM Repo Facility, Atlas Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Facilities as of March 31, 2023 and December 31, 2022:

March 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,097	$862	$498,509	7.26%	589
JPM Repo Facility	150,000	125,514	285	183,327	6.81%	402
Total Repurchase Facilities - commercial mortgage loans	525,000	481,611	1,147	681,836	7.14%	540
WA Credit Facility	40,000	18,380	71	29,797	8.23%	345
	$565,000	$499,991	$1,218	$711,633	7.18%	533

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,094	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Total Repurchase Facilities - commercial mortgage loans	525,000	488,086	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,466	$1,203	$706,731	6.79%	621

(1)
Excludes $1and $3 of unamortized debt issuance costs at March 31, 2023 and December 31, 2022, respectively.

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

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

The following table details the Company’s loan participations sold as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	6	$97,886	$93,981	L+3.1%	n/a	0.98
Senior participations (3)	6	$78,329	$78,329	L+2.0%	n/a	0.98

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of March 31, 2023 and December 31, 2022, the loan participations sold were non-recourse to the Company.
(3)
During the three months ended March 31, 2023 and 2022, the Company recorded $1,441 and $599 of interest expense related to loan participations sold, respectively.

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

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Series A Preferred Stock Repurchase Program

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the three months ended March 31, 2023, the Company repurchased and retired 4,143 shares of Series A Preferred Stock resulting in a gain of $21 from these repurchases. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Three months ended March 31, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667
Issuance of shares	—	—	1,445	3,453	—	—	12,386
Distribution reinvestment	—	—	1,259	551	—	127	2,393
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—
Repurchase and retirement of preferred stock	(4,143)	—	—	—	—	—	—
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	467,446

	Preferred Stock	Common Stock
Three months ended March 31, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218
Issuance of shares	—	—	13,961	11,290	—	—	2,490
Distribution reinvestment	—	—	2,916	1,551	—	446	3,004
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	(241,999)	(7,652)	(4,198)	—	(958)	(7,604)
Ending balance	3,600,000	9,250,940	668,495	396,742	—	46,786	378,108

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through March 31, 2023, the Company has not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31, 2023	$0.1001	$0.0903

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The table below presents the aggregate and net distributions declared for each applicable class of common stock and preferred stock during the three months ended March 31, 2023 and 2022. The table excludes distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Three months ended March 31, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4219	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	N/A	0.0409	—	0.0121	N/A
Net distributions declared per share	$0.4219	$0.3126	$0.3126	$0.2717	$—	$0.3005	$0.3126

	Preferred Stock	Common Stock
Three months ended March 31, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4219	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	N/A	0.0422	—	0.0125	N/A
Net distributions declared per share	$0.4219	$0.3126	$0.3126	$0.2704	$—	$0.3001	$0.3126

As of March 31, 2023, and December 31, 2022, distributions declared but not yet paid amounted to $1,050 and $1,047, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero antidilutive restricted shares for both the three months ended March 31, 2023 and 2022. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income per share computation for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Net income attributable to common stockholders	$3,147	$843
Weighted average shares outstanding, basic	10,113,221	10,871,052
Dilutive effect of restricted stock	366	196
Weighted average shares outstanding, diluted	10,113,587	10,871,248
Net income attributable to common stockholders per share, basic and diluted	$0.31	$0.08

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of March 31, 2023, the Company had 30 such loans with a total remaining future funding commitment of $49,107. As of December 31, 2022, the Company had 33 such loans with a total remaining future funding commitment of $59,474. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the three months ended March 31, 2023 and 2022.

Note 10 – Transactions with Related Parties

As of March 31, 2023, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of March 31, 2023, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor's investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2023 and 2022 and the amount due to related parties at March 31, 2023 and December 31, 2022:

	Three months ended March 31,		Payable as of March 31,	Payable as of December 31,
	2023	2022	2023	2022
Organization and offering expense reimbursement (1)	$1	$4	$1	$—
Selling commissions and dealer manager fee (2)	4	21	—	—
Advisory fee (3)	881	950	290	296
Loan fees(4)	91	1,920	1,328	1,419
Accrued stockholder servicing fee (5)	4	14	474	482
Total	$981	$2,909	$2,093	$2,197

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the three months ended March 31, 2023, the amounts of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that were subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the three months ended March 31, 2023, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants made at each grant date as of March 31, 2023.

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

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $7, in the aggregate, for both the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company had $47 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.23 years. The total fair value at the vesting date for restricted shares that vested during the three months ended March 31, 2023 and 2022 was zero and $8, respectively.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	2,983	$20.11
Granted	—	—
Vested	—	—
Converted	—	—
Forfeited	—	—
Outstanding at March 31, 2023	2,983	$20.11

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$19,722	$19,722	$29,408	$29,408
Commercial mortgage loans, net	816,405	816,405	842,278	842,278
Total	$836,127	$836,127	$871,686	$871,686
Financial liabilities
Repurchase agreements - commercial mortgage loans	$481,610	$481,610	$488,086	$488,086
Credit facility payable	18,380	18,380	18,380	18,380
Loan participations - sold	78,329	78,329	99,420	99,420
Total	$578,319	$578,319	$605,886	$605,886

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. During the second quarter of 2022, the Company changed the method for calculating the fair value of the commercial mortgage loan portfolio. Since the loans have a short duration to maturity (1.2 years), are not delinquent and all except for one are not impaired and are expected to return to par, the Advisor determined the amortized cost is the best estimate of fair value for all loans except for the impaired loan. For the impaired loan, the estimated fair value also includes the reduction from the allowance for credit losses.
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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

Note 13 – Real Estate Owned

The following table summarizes the Company’s real estate owned assets as of March 31, 2023:

Acquisition Date	Property Type	Primary Location(s)	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, Net
August 2020 (1)(2)	Hotel	Chicago, IL	$26,699	$7,517	$(2,942)	$31,274

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

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the three months ended March 31, 2023 and 2022, total finance lease cost recorded to real estate owned operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended March 31,
	2023	2022
Amortization of right-of-use assets	$18	$18
Interest on lease liabilities	497	487
Total finance lease cost	$515	$505

The table below shows the Company’s finance lease right of use asset, net of amortization as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(185)	(167)
Finance lease right of use asset, net of amortization	$5,364	$5,382

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited, dollar amounts in thousands, except share data)

Remaining lease payments for the ground lease as of March 31, 2023 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2023 (remaining)	$1,208
2024	1,745
2025	1,772
2026	1,772
2027	1,772
Thereafter	267,914
Total undiscounted lease payments	$276,183
Less: Amount representing interest	(258,632)
Present value of lease liability	$17,551

Note 15 – Subsequent Events

The Company has evaluated subsequent events through May 12, 2023, the date the financial statements were issued. The following are updates on the Company’s operations since March 31, 2023.

Common Stock Distributions

On April 27, 2023, the Company announced that the Board authorized distributions to stockholders of record as of April 30, 2023, payable on or about May 17, 2023 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0135	—	0.0040	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0907	$—	$0.1002	$0.1042

Extension and increase in the JPM Repo Facility

On May 5, 2023, the Company entered into an agreement to extend the maturity date of the JPM Repo Facility to May 6, 2026 (the “Initial Maturity”) and to increase the maximum facility amount to $526,076. In addition, the Company has the option to extend the Initial Maturity for two additional one-year terms for a final maturity date of May 6, 2028. There were no other changes to the other loan terms.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023 (the “Annual Report”) and the factors described below:

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
•
There is no current public trading market for our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, and our SRP is currently suspended;
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

The following discussion and analysis relate to the three months ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

Unless otherwise stated, all dollar amounts are stated in thousands, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage a diversified portfolio of CRE investments primarily comprised of (i) CRE debt, including (a) primarily floating-rate first mortgage loans, subordinate mortgage and mezzanine loans, and participations in such loans, and (ii) floating-rate CRE securities such as CMBS and senior unsecured debt of publicly traded REITs. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. We are externally managed by our Advisor, an indirect subsidiary of IREIC. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We have operated in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017.

For a discussion of the history of the Company and its Private Offering, the IPO, the Second Public Offering and the Preferred Stock Offering, please see “Note 1 – Organization and Business Operations” in the notes to our consolidated financial statements above. The IPO and the Second Public Offering are collectively referred to herein as the "Public Offerings".

Recent Developments

In response to inflationary pressures, in 2022 the Federal Reserve began raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it anticipates further increases in interest rates during 2023. Additionally, driven by the shift in Federal Reserve interest rate policy, the general level of interest rates in the market has increased. While such increases in interest rates have resulted in increases in the variable rates we charge on our investments and, hence an increase in our interest income, the interest rates we pay on our repurchase agreements and our interest expense has also increased. We cannot guarantee that the increase in our interest income will not be fully offset by the corresponding increase in our interest expense. Higher interest rates may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The potential ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.

Q1 2023 Highlights

Operating Results:

•
Net income attributable to common stockholders was $3.1 million, or $0.31 per share during the three months ended March 31, 2023.
•
During the first quarter of 2023, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 6.5% on our aggregate NAV of $19.1205 as of March 31, 2023. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of class-specific fees.

Loan Portfolio:

•
We originated no loans during the three months ended March 31, 2023.
•
We had $5.3 million in advances on previously originated loans and loan repayments of $26.8 million resulting in a 3.1% decrease in our loan portfolio to $816.4 million during the three months ended March 31, 2023. The decrease also includes a $4.8 million loan loss reserve recorded from the adoption of ASU 2016-13.
•
All 42 of our loans were current on their contractual interest payments with no interest deferrals during the three months ended March 31, 2023. One loan with loan participations sold was placed on non-accrual status and reflected the net cash collected during the quarter applied to its principal balance. As of March 31, 2023, we have recorded an allowance for loan loss of $8.0 million including $4.8 million from the adoption of ASU 2016-13.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended March 31, 2023.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of March 31, 2023 and December 31, 2022:

Floating vs. Fixed Rate Debt Investments:

March 31, 2023	December 31, 2022

All Investments by Type:

March 31, 2023	December 31, 2022

Loans by Property Type:

March 31, 2023	December 31, 2022

Loans by Region:

March 31, 2023	December 31, 2022

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of March 31, 2023 compared to December 31, 2022 were primarily due to loans that were repaid by borrowers in ordinary course. The change in the all-in yield was primarily driven by increases in the LIBOR and SOFR rates.

Commercial Mortgage Loans Held for Investment

	As of March 31, 2023	As of December 31, 2022

Principal balance of first mortgage loans	$809,519	$831,007
Number of first mortgage loans	40	41
Principal balance of credit loans	$13,500	$13,500
Number of credit loans	2	2
Total balance of loans	$823,019	$844,507
Total number of loans	42	43
All-in yield (1)	8.3%	7.8%
Weighted average years to maximum maturity	3.1	3.3
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield is calculated using the spread plus the values of the indices as of March 31, 2023.

The decrease in the size of our portfolio is primarily due to loan payoffs during the three months ended March 31, 2023. The change in the all-in yield was primarily driven by increases in the LIBOR and SOFR rates.

The table below presents information for each of our commercial mortgage loans as of March 31, 2023:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$13,450	L+4.70%	9.5%	4/9/23	HI	Office	67.0%	4
2	12/13/17	First mortgage	17,276	L+4.50%	9.4%	7/9/23	VA	Office	54.8%	5
3	9/7/18	First mortgage	24,410	L+3.75%	8.6%	9/9/23	TX	Office	73.0%	3
4	12/20/18	First mortgage	16,150	L+4.20%	9.1%	7/9/25	AL	Hospitality	63.6%	3
5	5/31/19	First mortgage	13,502	L+3.25%	8.1%	6/9/24	CA	Multifamily	69.9%	3
6	6/18/19	First mortgage	47,746	L+2.75%	7.6%	7/9/24	TX	Office	72.2%	4
7	6/18/19	First mortgage	6,631	L+3.60%	8.5%	7/9/24	CA	Mixed Use	54.0%	3
8	8/15/19	First mortgage	7,190	SOFR+4.20%	9.0%	9/9/24	TN	Office	44.6%	2
9	9/27/19	First mortgage	16,322	L+3.10%	8.0%	10/9/24	CA	Office	74.5%	3
10	10/4/19	First mortgage	22,616	L+2.90%	7.8%	10/9/24	NC	Office	60.9%	3
11	2/20/20	First mortgage	11,016	SOFR+3.85%	8.6%	3/9/25	CA	Retail	57.1%	2
12	2/28/20	First mortgage	9,850	SOFR+3.50%	8.3%	3/9/25	FL	Retail	77.7%	2
13	3/5/21	First mortgage	13,647	SOFR+5.00%	9.9%	3/9/26	VA	Office	56.8%	3
14	3/12/21	First mortgage	20,135	SOFR+4.00%	8.9%	3/9/26	MS	Industrial	63.5%	2
15	4/6/21	First mortgage	14,282	SOFR+3.50%	8.4%	4/9/26	AL	Multifamily	69.5%	2
16	4/6/21	First mortgage	11,817	SOFR+3.50%	8.4%	4/9/26	AL	Multifamily	78.2%	2
17	4/15/21	First mortgage	9,090	SOFR+4.00%	8.9%	5/9/26	NJ	Industrial	69.4%	2
18	5/12/21	First mortgage	28,119	SOFR+3.15%	8.0%	5/9/26	CT	Multifamily	77.1%	2
19	5/25/21	First mortgage	11,200	SOFR+3.20%	8.1%	6/9/26	TN	Multifamily	80.0%	2
20	5/26/21	First mortgage	15,889	SOFR+3.10%	8.0%	6/9/26	NV	Multifamily	79.6%	2
21	7/1/21	First mortgage	6,430	SOFR+4.50%	9.4%	7/9/26	OH	Mixed Use	78.9%	3
22	10/8/21	First mortgage	29,550	SOFR+3.20%	8.1%	10/9/26	OR	Multifamily	72.2%	3
23	10/15/21	First mortgage	22,717	SOFR+2.95%	7.9%	11/9/26	VA	Multifamily	76.7%	2
24	11/12/21	First mortgage	25,372	SOFR+2.90%	7.8%	11/9/26	TX	Multifamily	73.2%	2
25	11/16/21	First mortgage	23,823	SOFR+3.05%	8.0%	12/9/26	TX	Multifamily	73.7%	2
26	11/17/21	First mortgage	23,882	SOFR+2.85%	7.8%	12/9/26	SC	Multifamily	71.5%	2
27	12/9/21	First mortgage	39,452	SOFR+3.05%	8.0%	12/9/26	GA	Multifamily	71.7%	2
28	12/15/21	First mortgage	25,367	SOFR+3.20%	8.1%	1/9/27	OR	Multifamily	70.2%	2
29	1/14/22	First mortgage	37,626	SOFR+3.40%	8.2%	1/9/27	MO	Multifamily	80.0%	2
30	1/20/22	First mortgage	16,153	SOFR+3.65%	8.5%	2/9/27	NC	Retail	62.6%	2
31	1/26/22	First mortgage	14,686	SOFR+3.55%	8.4%	2/9/27	NJ	Industrial	63.1%	3
32	1/28/22	First mortgage	14,098	SOFR+3.30%	8.1%	2/9/27	NC	Multifamily	69.9%	2
33	2/25/22	First mortgage	30,000	SOFR+3.04%	7.8%	3/9/27	NY	Mixed Use	66.7%	2
34	3/1/22	First mortgage	26,933	SOFR+3.40%	8.2%	3/9/27	TX	Multifamily	77.7%	2
35	3/25/22	First mortgage	16,718	SOFR+3.30%	8.1%	4/9/27	FL	Industrial	69.7%	2
36	4/7/22	First mortgage	13,247	SOFR+3.25%	8.1%	4/9/27	SC	Multifamily	69.0%	2
37	4/19/22	First mortgage	18,551	SOFR+3.40%	8.2%	5/9/26	TX	Multifamily	76.3%	2
38	6/13/22	First mortgage	45,576	SOFR+3.45%	8.3%	6/9/27	TX	Multifamily	73.1%	2
39	9/1/22	First mortgage	27,000	SOFR+3.90%	8.7%	9/9/27	NC	Multifamily	63.4%	2
40	11/17/22	First mortgage	22,000	SOFR+3.90%	8.7%	12/9/27	AL	Multifamily	69.6%	2
41	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
42	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75.2%	2
			$823,019		8.3%				70.6%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)
As of March 31, 2023, an 80% undivided senior interest in each of loan numbers 1, 2, 3, 5, 7, and 10, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.

(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average all-in yield calculated using the spread plus the values of the indices as of March 31, 2023. LIBOR was 4.86% and SOFR was 4.80% as of March 31, 2023. Our first mortgage loans are all floating rate and each contains a minimum LIBOR or SOFR floor. As of March 31, 2023, the weighted average LIBOR floor was 1.70% and the weighted average SOFR floor was 0.40%.

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

We entered into master repurchase agreements to fund our loan portfolio. As of March 31, 2023 and December 31, 2022, we had total borrowings of $481,610 (which is net of $1 of unamortized debt issuance costs) and $488,086 (which is net of $3 of unamortized debt issuance costs), respectively. During the three months ended March 31, 2023 and the year ended December 31, 2022, we had weighted average borrowings of $591,882 and $551,192 and weighted average borrowing costs of 6.9% and 3.8%, respectively. The increase in weighted average borrowings was due to loan originations funded through repurchase agreements and loan participations sold throughout 2022.

Real Property

In August 2020, we acquired the Renaissance O’Hare, a 362-room hotel located in Chicago, Illinois through a deed-in-lieu of foreclosure. More specifically, we own a ground lease interest in the Renaissance O’Hare and currently pay annual rent of $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2023. This ground lease runs through March 2098.

The Renaissance O’Hare was negatively impacted by the COVID-19 pandemic and has not fully recovered. We recognized a net operating loss before depreciation and amortization from the hotel of $0.3 million in the three months ended March 31, 2023. While there was significant improvement in operations in 2022, performance has not yet returned to pre-pandemic levels.

We do not intend to own the hotel for the long-term and will monitor the market for hotel sales while considering, among other things, the performance of the Renaissance O’Hare, relevant market factors and our expected total return weighing current potential disposition prices and redeployment of the sales proceeds into our core investment strategy against the potential disposition prices expected later upon the stabilization of the performance of the hotel. We have received interest from parties regarding the purchase of the Renaissance O’Hare and may consider a sale during 2023 if a reasonable offer is received. A third-party management company has been engaged to manage the hotel.

The following table shows the Renaissance’s O’Hare’s performance trend over the past five quarters.

Period	Average Occupancy Per Night	Average Revenue Per Available Room (1)	Average Daily Rate (1)
First Quarter 2022	48%	$48	$100
Second Quarter 2022	59%	$87	$146
Third Quarter 2022	59%	$93	$158
Fourth Quarter 2022	55%	$85	$152
First Quarter 2023	55%	$69	$126

(1)
Amounts expressed in whole dollars.

The hotel’s performance improved during the first quarter of 2023 relative to the same period in 2022 primarily due to an increase in travel in the Chicago O’Hare area. The first quarter has historically been a slower period for the hotel with improvement projected throughout the remainder of 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three Months Ended March 31,
	2023			2022
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$832,349	$16,791	8.1%	$733,301	$8,571	4.7%
Total/Weighted Average	$832,349	$16,791	8.1%	$733,301	$8,571	4.7%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$485,354	$8,426	6.9%	$383,072	$2,005	2.1%
Credit facility—loans	18,380	362	7.9%	13,712	137	4.0%
Loan participations sold, net	88,148	1,441	6.5%	109,980	599	2.2%
Total/Weighted Average	$591,882	$10,229	6.9%	$506,764	$2,741	2.2%
Net interest income/spread		$6,562	1.2%		$5,830	2.5%
Average leverage % (5)	246.1%			223.7%
Weighted average levered yield (6)			10.9%			10.3%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $63 and $0 for the three months ended March 31, 2023 and 2022, respectively, related to bank deposits not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, the Second Public Offering, the Preferred Stock Offering, and the sale of loan participations to execute our business strategy. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease. As of March 31, 2023, all our loans and borrowings were above their interest rate index floors and we believe the changes in weighted average yield and our borrowing costs will be more correlated in future periods.

Revenue from Real Estate Owned

During the three months ended three months ended March 31, 2023 and 2022, the Renaissance O’Hare generated $2,921 and $1,760, respectively, in revenue. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

Net Operating Expenses

Net operating expenses for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Advisory fee	$881	$950
Debt finance costs	371	376
Directors compensation	19	21
Professional service fees	191	248
Real estate owned operating expenses	3,188	3,050
Depreciation and amortization	321	282
Other expenses	353	301
Net operating expenses	$5,324	$5,228

Net operating expenses for the three months ended March 31, 2023 and 2022 were $5,324 and $5,228, respectively. The primary driver of the increase in net operating expenses was related to the real estate operating expenses. As hotel operations improved during the quarter due to the easement of travel restrictions, the variable operating costs increased as well.

Net Income

For the three months ended March 31, 2023 and 2022, our net income was $4,621 and $2,362, respectively. The increase in net income was primarily due to a $795 increase in our net interest income as the average balance of our loan portfolio increased $99,048 and due to a $984 improvement in the operating performance at the Renaissance O’Hare.

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

Our FFO and MFFO are calculated as follows:

	Three months ended March 31,
	2023	2022
GAAP net income attributable to common stockholders	$3,147	$843
Depreciation and amortization	321	282
Funds from operations attributable to common stockholders	$3,468	$1,125

Amortization of debt financing costs	371	376
Non-cash adjustment for ground lease	112	102
(Reversal of) provision for credit losses	(399)	—
Adjustment for gain on repurchase and retirement of preferred stock	(21)	—
Modified funds from operations attributable to common stockholders	$3,531	$1,603

Net Asset Value

The purchase price per share for each class of our common stock in our Public Offerings generally equals our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation and any stockholder servicing fees applicable to such class of shares. The Advisor is responsible for reviewing and confirming our NAV, as well as overseeing the process around the calculation of our NAV, in each case, as calculated by the independent valuation advisor. See “Valuation Guidelines” below for further information regarding our valuation policies used to determine our NAV.

The following table provides a breakdown of the major components of our net asset value attributable to common stock:

Components of NAV	As of March 31, 2023
Commercial mortgage loans	$820,785
Real estate owned	19,000
Cash and cash equivalents and restricted cash	19,722
Other assets	8,265
Repurchase agreements - commercial mortgage loans	(481,610)
Credit facility payable	(18,380)
Loan participations sold	(78,329)
Reserve for expected future losses on real estate owned (1)	(1,311)
Due to related parties	(2,093)
Distributions payable	(1,050)
Accrued interest payable	(1,465)
Accrued stockholder servicing fees (2)	(171)
Other liabilities	(3,830)
Preferred stock	(86,148)
Net asset value attributable to common stock	$193,385
Number of outstanding shares	10,114

(1)
As of December 31, 2020, we established as a component of the NAV calculation a $2,250 reserve for the estimated negative impact of the COVID-19 pandemic during 2021 on REO. We increased this reserve by an additional $1,000 and $1,366 as of December 31, 2021 and December 31, 2022, respectively. Management assesses the balance of the reserve periodically in light of future income projections. The estimated total income for 2023 assumes that the REO will generate net losses in certain months in 2023. Net income generated by the REO is typically not added to the reserve balance unless management believes the reserve balance would not be sufficient to cover expected future losses on REO. During the three months ended March 31, 2023, the REO generated a net loss of $154.

(2)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of March 31, 2023, we have accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of March 31, 2023, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of March 31, 2023:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$163,625	$14,292	$5,579	$—	$920	$8,955	$193,385
Number of outstanding shares	8,563	746	290	—	48	467	10,114
NAV per share as of March 31, 2023	$19.1088	$19.1612	$19.2139	$—	$19.1525	$19.1582	$19.1205

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of March 31, 2023
Stockholders' equity per GAAP	$273,683
Adjustments:
Unamortized stockholder servicing fee	480
Unamortized offering costs	1,789
Real estate owned non-cash adjustments	3,851
Capitalized REO improvements	309
Allowance for loan losses excluding specific reserve	4,671
Fair value real estate owned adjustment	(5,249)
Net asset value	$279,534
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	2,465
Net asset value attributable to common stock	$193,385

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

•
Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans. Our Advisor estimates the fair value of our loan portfolio in accordance with the methodologies contained in our valuation guidelines approved by our Board. In general, the loan portfolio will be valued at amortized cost, subject to impairment testing. As of January 1, 2023, we are required under GAAP to record a Current Expected Credit Loss (CECL) reserve on the CRE debt portfolio that will be adjusted at least quarterly. The CECL reserve is not considered an impairment and, therefore, the value of the loans will exclude the CECL reserve amount. The value of the loans does include any reserves for collateral-dependent loans. We believe this methodology is consistent with institutional valuation practices and provides an appropriate valuation for purposes of establishing a purchase and repurchase price for our shares of common stock as it relates to assets that are intended to be held to maturity.
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

At the end of each month, before taking into consideration class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month and issuances of shares under our DRP and less repurchases under our SRP during such month. The NAV calculation is generally available within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance fee, distributions, unrealized/realized gains and losses on assets, provisions for credit losses recorded on specific loans, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, our Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

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

Additionally, while the methodologies contained in our valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), our ability to calculate NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which we may rely upon in determining the monthly value of our NAV. In these circumstances, a more accurate valuation of our NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in our Advisor’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied, provided that our Advisor must notify our Board at the next scheduled board meeting of any alternative methodologies utilized and their impact on the overall valuation of our investment. Notwithstanding the foregoing, our Board may suspend the Second Public Offering and/or our SRP if it determines that the calculation of NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of our assets. We include no discounts to our NAV for the illiquid nature of our shares, including the limitations under our SRP and our ability to suspend or terminate our SRP at any time. Our NAV generally does not consider exit costs that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges. Our NAV does not represent the fair value of our assets less liabilities under GAAP.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of the net proceeds from our IPO, Second Public Offering, Preferred Stock Offering and any follow-on public offerings of common stock, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

Our primary sources of liquidity include $19.7 million in cash, $65 million in available capacity on our borrowing facilities, and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point. We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings, including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

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

Cash Flow Analysis

	Three months ended March 31,
	2023	2022
Net cash provided by operating activities	$1,198	$4,457
Net cash provided by (used in) investing activities	21,188	(64,661)
Net cash (used in) provided by financing activities	(32,072)	79,256
Net (decrease) increase in cash and cash equivalents	$(9,686)	$19,052

We experienced a net decrease in cash and cash equivalents of $9,686 for the three months ended March 31, 2023 compared to a net increase of $19,052 for the three months ended March 31, 2022. During the three months ended March 31, 2023, we funded $5,289 in mortgage loans, received $26,777 in principal payments from our loans, paid down $6,478 on our borrowing facilities, made net repayments of $21,091 on our loan participations sold, and paid distributions of $4,555.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2022 for a twelve-month term and the maximum advance amount was increased to $375,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The Atlas Repo Facility is generally subject to certain financial covenants. We were in compliance with all financial covenant requirements as of March 31, 2023 and December 31, 2022.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association ("JPM"). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of March 31, 2023, 51% of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028. The amendment also increased the maximum facility amount to $526,076. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. The amendment on May 5, 2023 removes preferred dividends from the definition of Fixed Charges for purposes of this calculation on a prospective basis. As of March 31, 2023 and December 31, 2022, the EBITDA to Fixed Charges ratio for the trailing four quarters was 138% and 135%, respectively. JPM agreed to waive this covenant as of March 31, 2023 and December 31, 2022. As a result, we were in compliance with all financial covenant requirements as of March 31, 2023 and December 31, 2022.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the Atlas Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 6.00%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial requirements except for the minimum debt service coverage ratio as defined by the WA Credit Facility agreement as of March 31, 2023, which was 1.48 rather than the required 1.50. Western Alliance agreed to waive this covenant as of March 31, 2023. As a result, we were in compliance with all financial covenant requirements as of March 31, 2023 and December 31, 2022.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of March 31, 2023 and December 31, 2022:

March 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,097	$862	$498,509	7.26%	589
JPM Repo Facility	150,000	125,514	285	183,327	6.81%	402
Total Repurchase Facilities - commercial mortgage loans	525,000	481,611	1,147	681,836	7.14%	540
WA Credit Facility	40,000	18,380	71	29,797	8.23%	345
	$565,000	$499,991	$1,218	$711,633	7.18%	533

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,094	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Total Repurchase Facilities - commercial mortgage loans	525,000	488,086	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,466	$1,203	$706,731	6.79%	621

(1)
Excludes $1and $3 of unamortized debt issuance costs at March 31, 2023 and December 31, 2022, respectively.

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

The following table details our loan participations sold as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	6	$97,886	$93,981	L+3.1%	n/a	0.98
Senior participations (3)	6	$78,329	$78,329	L+2.0%	n/a	0.98

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of March 31, 2023 and December 31, 2022, the loan participations sold were non-recourse to us.
(3)
During the three months ended March 31, 2023 and 2022, we recorded $1,441 and $599 of interest expense related to loan participations sold, respectively.

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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042

The gross distribution was reduced for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at the net distribution amount for those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through March 31, 2023, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2021.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31, 2023	$0.1001	$0.0903

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During March 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2022 to holders of record on March 15, 2022. During February 2023, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2023 to holders of record on March 15, 2023.

Sources of Distributions to Common Stockholders

	Three Months Ended March 31,
	2023	2022
Distributions to Holders of Common Stock
Paid in cash	$3,061	$3,218
Reinvested in shares	85	159
Total distributions	$3,146	$3,377
Cash flows from operating activities	$1,198	$4,457

During the three months ended March 31, 2023, 39.1% of our distributions were paid from cash flow from operating activities generated during the period, and the remainder was paid using cash generated during prior periods. During the three months ended March 31, 2022, all of our distributions were paid from cash flows from operating activities generated during the period.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” The following is an update to our critical accounting policies during the three months ended March 31, 2023.

Commercial Mortgage Loans Held for Investment and Allowance for Credit Losses

Loans held-for-investment are anticipated to be held until maturity, and reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. In accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, we use a probability-weighted analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. We employed quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, geopolitical instability and the Federal Reserve monetary policy impact on the overall U.S. economy and commercial real estate markets generally. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in our future estimates of expected credit losses for our loan portfolio.

We consider loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For loans that we determine foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

For loans assigned a risk rating of “5,” we have determined that the recovery of the loan’s principal is collateral-dependent. Accordingly, these loans are assessed individually, and we elected to apply a practical expedient in accordance with ASU 2016-13. While utilizing the practical expedient for collateral-dependent loans, we estimate the fair value of the loan’s underlying collateral using the discounted cash flow method of valuation, less the estimated cost to foreclose and sell the property when applicable. The estimation of the fair value of the collateral property also involves using various Level 3 unobservable inputs, which are inherently uncertain and subjective, and are in part developed based on discussions with various market participants and management’s best estimates, which may vary depending on the information available and market conditions as of the valuation date. Selecting the appropriate inputs and assumptions requires significant judgment and consideration of various factors that are specific to the underlying collateral property being assessed. Our estimate of the fair value of the collateral property is sensitive to both the valuation methodology selected and inputs used in the analysis. As a result, the fair value of the collateral property used in determining the expected credit losses is subject to uncertainty and any actual losses, if incurred, could differ materially from the estimated provision for credit losses.

Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured. We may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection or has been modified.

The allowance for credit losses is recorded in accordance with ASU 2016-13, and is a valuation account that is deducted from the amortized cost basis of loans held-for-investment on our consolidated balance sheets. Changes to the allowance for credit losses are recognized through net income (loss) on our consolidated statements of operations. The allowance is based on relevant information about past events, including historical loss experience, current portfolio, market conditions and reasonable and supportable forecasts for the duration of each respective loan. All loans held-for-investment within our portfolio have some amount of expected loss to reflect the GAAP principal underlying the CECL model that all loans have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors.

Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan. Those future funding commitments are also subject to an allowance for credit losses. The allowance for credit losses related to future loan fundings is recorded as a component of "Accrued expenses and other liabilities" on our consolidated balance sheets, and not as an offset to the related loan balance. This allowance for credit losses is estimated using the same process outlined below for our outstanding loan balances, and changes in this component of the allowance for credit losses similarly flow through our consolidated statements of operations.

The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in our investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and our expectations of performance, (iv) selecting the forecast for macroeconomic conditions and (v) determining the reasonable and supportable forecast period.

We generally estimate our allowance for credit losses by using a probability-weighted analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database with historical loan losses dating back to 1965 for over 100,000 commercial real estate loans. We license certain macroeconomic financial forecasts from a third-party to inform our view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. We may use one or more of these forecasts in the process of estimating our allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting our portfolio could vary significantly from the estimates we made for the periods presented. Significant inputs to our estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, we also consider relevant loan-specific qualitative factors to estimate our allowance for credit losses. In certain instances, for loans with unique risk characteristics, we may instead elect to employ different methods to estimate loan losses that also conform to ASU 2016-13 and related guidance.

Prior to January 1, 2023, the allowance for loan losses included an asset-specific component and included a general, formula-based component when the portfolio was determined to be of sufficient size to warrant such a reserve.

The asset-specific component related to reserves for losses on individual impaired loans. We considered a loan to be impaired when, based upon current information and events, we believed that it was probable that we would be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment was made on an individual loan basis each quarter based on such factors as payment status, borrower financial resources including ability to refinance and collateral economics. A reserve was established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral was lower than the carrying value of that loan.

Valuations were performed or obtained at the time a loan was determined to be impaired and designated non-performing, and they were updated if circumstances indicate that a significant change in value had occurred. Our Advisor generally used the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, our Advisor obtained external “as is” appraisals for loan collateral, generally when third party participations existed.

General reserves were recorded when (i) available information as of each balance sheet date indicates that it was probable a loss had occurred in the portfolio and (ii) the amount of the loss could be reasonably estimated. Our policy was to estimate loss rates based on actual losses experienced, if any, or based on historical realized losses experienced in the industry if we had not experienced any losses. Current collateral and economic conditions affecting the probability and severity of losses were taken into account when establishing the allowance for loan losses.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three months ended March 31, 2023 and 2022, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both March 31, 2023 and December 31, 2022, our debt investment portfolio was 98% variable rate investments based on SOFR or LIBOR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR or LIBOR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2022 to March 31, 2023 was primarily due to the Federal Reserve increasing interest rates and LIBOR and SOFR increasing above the minimum interest rate floors for our investment portfolio and borrowings.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2023	December 31, 2022
(-) 50 Basis Points	(4.38)%	(4.49)%
(-) 25 Basis Points	(2.19)%	(2.25)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.19%	2.25%
(+) 50 Basis Points	4.38%	4.49%

For this analysis, LIBOR and SOFR were assumed to not fall below zero.

LIBOR Transition

It appears highly likely that LIBOR will be discontinued by June 30, 2023. Specifically, on March 5, 2021, the ICE Benchmark Administration (“IBA”) confirmed its intention to cease publication of (i) one week and two month U.S. Dollar LIBOR settings after December 31, 2021 and (ii) the remaining U.S. Dollar LIBOR settings after June 30, 2023. On September 29, 2021, the Financial Conduct Authority announced that under its new powers, it will compel IBA to publish one, three and six month LIBOR under a synthetic methodology, which will no longer be representative of the underlying market or economic reality the setting is intended to measure, for the duration of 2022. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. As of March 31, 2023, all of our commercial mortgage loan agreements and our Facilities include language that allows a change to an alternative reference rate to replace LIBOR.

We and our lenders have concluded that SOFR will be used as the alternative reference rate. Beginning January 1, 2022, all new loans we originate are based on SOFR. In March 2022, the reference rate for our Atlas Repo Facility converted from LIBOR to SOFR. We have begun the process of converting all of our existing loans to SOFR and plan to have this completed by June 30, 2023. As of March 31, 2023, we still had legacy agreements with borrowers that were indexed to LIBOR that we are in the process of modifying to be indexed to SOFR during the second quarter of 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business and financial condition.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could materially and adversely affect our liquidity, our business and financial condition. Even with our continued effort to mitigate counterparty risk by working with highly liquid, well capitalized counterparties, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity or credit availability in the market broadly. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We have not sold any securities that were not registered under the Securities Act during the period covered by this report.

Use of Proceeds (dollar amounts in thousands, except share data)

On May 3, 2019, our 2019 Registration Statement on Form S-11 (File No. 333-230465) for our IPO of common stock of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation served as our dealer manager for the common stock IPO. On April 28, 2022, we filed 2022 Registration Statement on Form S-11 (File No. 333-264540) with the SEC, for our Second Public Offering, to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022.

As of March 31, 2023, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the proceeds from the Public Offerings:

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	794,715	464,881	—	53,815	489,069	1,802,480
Gross proceeds from primary offerings	$19,695	$11,309	$—	$1,237	$10,999	$43,240
Reinvestments of distributions	619	304	—	93	658	1,674
Total gross proceeds	20,314	11,613	—	1,330	11,657	44,914
Selling commissions and dealer manager fees	1,142	313	—	—	—	1,455
Stockholder servicing fees	—	547	—	98	—	645
Total expenses	1,142	860	—	98	—	2,100
Net offering proceeds (1)	$19,172	$10,753	$—	$1,232	$11,657	$42,814

(1)
Excludes company-level offering costs of $6,187.

We primarily used the net offering proceeds from the Public Offerings to originate commercial real estate loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes.

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, the Board approved, effective immediately, the suspension of the operation of the SRP. In connection with such suspension, the Board has also approved the suspension of the sale of shares in the primary portion of the Second Public Offering (the "Primary Offering"), effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Primary Offering, the SRP, and the DRP shall each remain suspended unless and until such time as the Board approves their resumption.

On September 15, 2021, our registration statement on Form S-11 (File No. 333-258802) for our Preferred Stock Offering of up to 3,500,000 shares of Series A Preferred Stock was declared effective under the Securities Act. Raymond James & Associates acted as representative of the underwriters. On September 22, 2021, we issued and sold 3,500,000 shares of our Series A Preferred Stock at a public offering price of $25.00 per share. In addition, on October 15, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock is listed on the New York Stock Exchange with the ticker symbol ICR PR A.

As of March 31, 2023, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering:

Series A Preferred Stock
Primary shares sold	3,600,000
Gross proceeds from primary offering	$90,000
Underwriting discounts and commissions	2,835
Other expenses	855
Total expenses	3,690
Net offering proceeds	$86,310

We contributed the net proceeds from the Preferred Stock Offering to our Operating Partnership, which in turn used the net proceeds to originate first mortgage loans and acquire other targeted assets in a manner consistent with our investment strategies and investment guidelines and for general corporate purposes.

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

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, our Board approved, effective immediately, the suspension of the operation of the SRP.

During the three months ended March 31, 2023, we repurchased no shares of our common stock.

Repurchases of Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a change in control and we do not redeem the shares within 120 days of the change in control event. For the three months ended March 31, 2023, there were $0.1 million of redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

Series A Preferred Repurchase Program

On August 11, 2022, the Board authorized and approved the Series A Preferred Repurchase Program through December 31, 2022 pursuant to which we were permitted to repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of our Series A Preferred Stock. On November 10, 2022, the Board approved the extension of the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of our Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the three months ended March 31, 2023, we purchased and retired 4,143 shares of Series A Preferred Stock resulting in a gain of less than $0.1 million from these repurchases. On January 30, 2023, our Board approved the termination of the Series A Preferred Repurchase Program.

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	May 12, 2023

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 12, 2023