Form 10-Q
period 2023-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2023-08-11
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 467,446 shares of Class I common stock, 745,887 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$44,634	$29,408
Commercial mortgage loans:
Commercial mortgage loans at cost	793,522	845,866
Allowance for credit losses	(21,337)	(3,588)
Commercial mortgage loans at cost, net	772,185	842,278
Real estate owned, net of depreciation	—	31,215
Real estate and related assets held for sale	32,414	—
Finance lease right of use asset, net of amortization	—	5,382
Deferred debt finance costs	1,601	872
Accrued interest receivable	3,197	3,121
Prepaid expenses and other assets	360	2,219
Total assets	$854,391	$914,495
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$475,276	$488,086
Credit facility payable	18,380	18,380
Loan participations sold, net	78,432	99,420
Finance lease liability	—	17,457
Due to related parties	2,065	2,197
Accrued interest payable	1,514	1,499
Distributions payable	1,050	1,047
Liabilities associated with real estate held for sale	21,478	—
Accrued expenses and other liabilities	2,549	7,852
Total liabilities	600,744	635,938

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 and 3,548,696 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of June 30, 2023 and December 31, 2022	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,887 and 743,183 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 and 286,341 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 and 47,888 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 467,446 and 452,667 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital (net of offering costs of $30,435 and $30,427 as of June 30, 2023 and December 31, 2022, respectively)	339,663	339,470
Accumulated deficit	(86,030)	(60,927)
Total stockholders’ equity	253,647	278,557
Total liabilities and stockholders’ equity	$854,391	$914,495

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income:
Interest income	$17,332	$9,037	$34,186	$17,608
Less: Interest expense	(10,708)	(3,620)	(20,937)	(6,361)
Net interest income	6,624	5,417	13,249	11,247
Revenue from real estate held for sale	5,326	4,030	8,247	5,790
Total income	11,950	9,447	21,496	17,037
Operating expenses:
Advisory fee	861	931	1,742	1,881
Debt finance costs	507	395	878	771
Directors compensation	21	20	40	41
Professional service fees	186	235	377	483
Real estate held for sale operating expenses	4,722	3,950	7,910	7,000
Provision for asset impairment	6,934	—	6,934	—
Depreciation and amortization	193	277	514	559
Other expenses	475	362	828	663
Net operating expenses	13,899	6,170	19,223	11,398
Other loss:
Provision for credit losses	(13,364)	—	(12,965)	—
Total other loss	(13,364)	—	(12,965)	—
Net (loss) income before income taxes	(15,313)	3,277	(10,692)	5,639
Income tax provision	22	—	22	—
Net (loss) income	(15,335)	3,277	(10,714)	5,639
Series A Preferred Stock dividends	(1,496)	(1,519)	(2,991)	(3,038)
Gain on repurchase and retirement of preferred stock	—	—	21
Net (loss) income attributable to common stockholders	$(16,831)	$1,758	$(13,684)	$2,601
Net (loss) income attributable to common stockholders per share basic and diluted	$(1.66)	$0.16	$(1.35)	$0.24
Weighted average number of shares of common stock
Basic	10,114,470	10,694,220	10,113,849	10,782,148
Diluted	10,114,470	10,694,765	10,113,849	10,782,517

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,718	$(66,049)	$273,683
Offering costs	—	—	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	—	—	(15,335)	(15,335)
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,150)	(3,150)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,496)	(1,496)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance as of June 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,663	$(86,030)	$253,647

For the three months ended June 30, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2022	$4	$9	$1	$—	$—	$—	$—	$354,538	$(54,785)	$299,767
Proceeds from issuance of common stock	—	—	—	—	—	—	—	782	—	782
Offering costs	—	—	—	—	—	—	—	(357)	—	(357)
Net income	—	—	—	—	—	—	—	—	3,277	3,277
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,306)	(3,306)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,519)	(1,519)
Distribution reinvestment	—	—	—	—	—	—	—	159	—	159
Redemptions	—	—	—	—	—	—	—	(4,297)	—	(4,297)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance as of June 30, 2022	$4	$9	$1	$—	$—	$—	$—	$350,833	$(56,333)	$294,514

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	$4	$9	$1	$—	$—	$—	$—	$339,470	$(60,927)	$278,557
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Total stockholders' equity at beginning of period, as adjusted	4	9	1	—	—	—	—	339,470	(66,049)	273,435
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	21	(83)
Offering costs	—	—	—	—	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	—	—	—	—	(10,714)	(10,714)
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,297)	(6,297)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance as of June 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,663	$(86,030)	$253,647

For the six months ended June 30, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	$4	$9	$1	$—	$—	$—	$—	$359,406	$(52,275)	$307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	1,362	—	1,362
Offering costs	—	—	—	—	—	—	—	(700)	—	(700)
Net income	—	—	—	—	—	—	—	—	5,639	5,639
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,659)	(6,659)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(3,038)	(3,038)
Distribution reinvestment	—	—	—	—	—	—	—	318	—	318
Redemptions	—	—	—	—	—	—	—	(9,568)	—	(9,568)
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance as of June 30, 2022	$4	$9	$1	$—	$—	$—	$—	$350,833	$(56,333)	$294,514

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(10,714)	$5,639
Adjustments to reconcile net (loss) income to cash provided by operations:
Provision for credit losses	12,965	—
Depreciation and amortization expense	514	559
Reduction in the carrying amount of the right-of-use asset	30	36
Provision for asset impairment	6,934	—
Amortization of equity-based compensation	15	15
Amortization of debt finance costs to operating expense	878	771
Amortization of debt finance costs to interest expense	3	55
Amortization of origination fees	(15)	(199)
Amortization of loan extension fees	(371)	(83)
Changes in assets and liabilities:
Accrued interest receivable	(76)	(350)
Accrued expenses and other liabilities	(3,060)	1,918
Accrued interest payable	206	392
Due to related parties	(24)	(124)
Prepaid expenses and other assets	(941)	(827)
Net cash provided by operating activities	6,344	7,802
Cash flows from investing activities:
Origination of commercial loans	(13,597)	(234,019)
Loan extension fees received on commercial loans	126	115
Principal repayments of commercial loans	66,112	96,366
Escrow deposit on real estate held for sale	1,250	—
Real estate capital expenditures	(496)	(191)
Net cash provided by (used in) investing activities	53,395	(137,729)
Cash flows from financing activities:
Proceeds from issuance of common stock	342	1,362
Redemptions of common stock	—	(9,568)
Repurchase of preferred stock	(83)	—
Payment of offering costs	(164)	(692)
Proceeds from repurchase agreements	359,951	219,362
Principal repayments of repurchase agreements	(372,764)	(51,855)
Principal repayments of credit facility	—	(14,350)
Proceeds from sale of loan participations	435	648
Principal repayments of loan participations	(21,423)	(4,160)
Debt finance costs	(1,607)	(700)
Distributions paid to common stockholders	(6,209)	(6,381)
Distributions paid to preferred stockholders	(2,991)	(3,038)
Net cash (used in) provided by financing activities	(44,513)	130,628
Net change in cash, cash equivalents and restricted cash	15,226	701
Cash, cash equivalents and restricted cash at beginning of period	29,408	57,268
Cash, cash equivalents and restricted cash at end of period	$44,634	$57,969
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$(89)	$(51)
Interest paid	$20,918	$6,140
Accrued stockholder servicing fee due to related party	$(19)	$8
Distribution reinvestment	$85	$318

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

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

On May 3, 2019, the SEC declared effective the 2019 Registration Statement and the Company commenced the IPO. The purchase price per share for each class of common stock in the IPO (Class A, Class I, Class D, Class S and Class T) varied and generally equaled the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, served as the Company’s exclusive dealer manager for the IPO on a best efforts basis.

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

June 30, 2023

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

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after June 30, 2023.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the six months ended June 30, 2023.

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

June 30, 2023

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of June 30, 2023 and December 31, 2022, no restricted cash was held by the Company.

Accounting Pronouncements Recently Adopted

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires companies to estimate a current expected credit loss (“CECL”) for the recognition of credit losses on financial instruments, including commercial mortgage loans, in their consolidated financial statements. The allowance for credit losses is adjusted each period for changes in expected credit losses. This replaces prior GAAP which required losses to be recognized as incurred. The Company adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2023 remain unadjusted and reported in accordance with previously applicable GAAP. In connection with the adoption of ASU 2016-13, the Company recorded a $5,122 increase to accumulated deficit with offsets on the consolidated balance sheet as noted below.

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

The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. With respect to loans for which the Company determines foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. With respect to collateral-dependent loans for which the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

For the asset-specific component related to reserves for losses on individual impaired loans, the Company considered a loan to be impaired when, based upon current information and events, it believed that it was probable that the Company would be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment was made on an individual loan basis each quarter based on such factors as payment status, borrower financial resources including ability to refinance, and collateral economics. A reserve was established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral was lower than the carrying value of that loan.

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

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of June 30, 2023 and December 31, 2022:

June 30, 2023

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	38	$778,492	$1,530	$(21,276)	$758,746	8.7%	1.1
Credit loans	2	13,500	—	(61)	13,439	9.6%	1.3
Total and average	40	$791,992	$1,530	$(21,337)	$772,185	8.7%	1.1

December 31, 2022

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	41	$831,007	$1,359	$(3,588)	$828,778	7.7%	1.4
Credit loans	2	13,500	—	—	13,500	9.6%	3.4
Total and average	43	$844,507	$1,359	$(3,588)	$842,278	7.8%	1.4

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On June 15, 2023, the SOFR rate reset to 5.15%, respectively. On December 15, 2022, the LIBOR and SOFR rates reset to 4.32% and 4.34%, respectively.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

For the six months ended June 30, 2023, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$845,866	$(3,588)	$842,278
Adoption of ASU 2016-13	—	(4,787)	(4,787)
Balance at beginning of period after adoption	845,866	(8,375)	837,491
Loan originations	13,597	—	13,597
Principal repayments	(66,112)	—	(66,112)
Amortization of loan origination and deferred exit fees	297	—	297
Origination fees and extension fees received on commercial loans	(126)	—	(126)
Provision for credit losses	—	(12,962)	(12,962)
Balance at End of Period	$793,522	$(21,337)	$772,185

Allowance for Credit Losses

The following table presents the activity in the Company's allowance for credit losses for the six months ended June 30, 2023:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(3,588)	$—	$(3,588)
Adoption of ASU 2016-13	(4,787)	(335)	(5,122)
Balance at beginning of period after adoption	(8,375)	(335)	(8,710)
Provision for credit losses	(12,962)	(3)	(12,965)
Ending allowance for credit losses	$(21,337)	$(338)	$(21,675)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in "accrued expenses and other liabilities" on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.

There was no activity for or balance in the allowance for credit losses during the six months ended June 30, 2022.

During the six-month period ended June 30, 2023, the Company increased the CECL reserve by $18,087 which included $5,122 from adoption of ASU 2016-13 and $12,965 in provision for loan losses bringing the total CECL reserve to $21,675. This CECL reserve reflects certain loans assessed for impairment in the Company's portfolio as well as reserves determined based on an analysis of macroeconomic conditions.

During the six-month period ended June 30, 2023, the Company recorded a net increase of $11,591 in the asset-specific component of the CECL reserve. The increase was primarily due to four loans secured by office properties and one loan secured by a multifamily property. While all loans were current on their debt service, the Company observed a decline in the estimated fair value of the collateral since the quarter ended March 31, 2023 due to macroeconomic conditions making the value of the collateral less than the outstanding balances on these loans as of June 30, 2023.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

During the six-month period ended June 30, 2022, under the Company's previous accounting policy prior to the adoption of ASU 2016-13, the Company determined that no loan losses were probable and, therefore, did not record an allowance for credit losses. For further information on the Company's newly adopted policy for the allowance for credit losses, see “Note 2 – Summary of Significant Accounting Policies” in this report. For further information on the Company’s previous policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

As of June 30, 2023, 26 loans had a risk rating of 2, seven had a risk rating of 3, six had a risk rating of 4 and one had a risk rating of 5. As of December 31, 2022, 33 loans had a risk rating of 2, eight had a risk rating of 3, one had a risk rating of 4 and one had a risk rating of 5.

Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in November 2022 for a twelve-month term and the maximum advance amount was set to $375,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrue interest at a per annum annual rate equal to the one-month term USD Secured Overnight Financing Rate (“SOFR”) plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The Company paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of June 30, 2023. As there were no borrowings outstanding, the Company was not subject to any financial covenants.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association ("JPM"). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2023, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. The amendment on May 5, 2023 removes preferred dividends from the definition of Fixed Charges for purposes of this calculation on a prospective basis. The EBITDA to Fixed Charges ratio for the trailing four quarters was 157% and 135% as of June 30, 2023 and December 31, 2022, respectively. JPM agreed to waive this covenant as of December 31, 2022. As a result, the Company was in compliance with all financial covenant requirements as of June 30, 2023 and December 31, 2022.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of June 30, 2023 and December 31, 2022.

The JPM Repo Facility, Atlas Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The tables below show the Facilities as of June 30, 2023 and December 31, 2022:

June 30, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$375,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	475,276	1,089	650,853	7.50%	1,772
Total Repurchase Facilities — commercial mortgage loans	901,076	475,276	1,089	650,853	7.50%	1,772
WA Credit Facility	40,000	18,380	71	29,797	8.66%	619
	$941,076	$493,656	$1,160	$680,650	7.54%	1,729

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,097	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Total Repurchase Facilities — commercial mortgage loans	525,000	488,089	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,469	$1,203	$706,731	6.79%	621

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

(1)
Excludes zero and $3 of unamortized debt issuance costs at June 30, 2023 and December 31, 2022, respectively.

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

The following table details the Company’s loan participations sold as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1) (4)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	6	$97,843	$86,736	S+4.4%	n/a	0.73
Senior participations (3)	6	$78,432	$78,432	L+2.0%	n/a	0.73

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of June 30, 2023 and December 31, 2022, the loan participations sold were non-recourse to the Company.
(3)
During the six months ended June 30, 2023 and 2022, the Company recorded $2,988 and $1,401 of interest expense related to loan participations sold, respectively.
(4)
The benchmark index was transitioned from LIBOR to SOFR effective July 1, 2023.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Series A Preferred Stock Repurchase Program

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the three and six months ended June 30, 2023, the Company repurchased and retired zero shares and 4,143 shares, respectively, of Series A Preferred Stock resulting in a gain of zero and $21, respectively, from these repurchases. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Six months ended June 30, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667
Issuance of shares	—	—	1,445	3,453	—	—	12,386
Distribution reinvestment	—	—	1,259	551	—	127	2,393
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—
Repurchase and retirement of preferred stock	(4,143)	—	—	—	—	—	—
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	467,446

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

	Preferred Stock	Common Stock
Six months ended June 30, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218
Issuance of shares	—	—	30,850	28,728	—	—	5,872
Distribution reinvestment	—	—	5,972	3,100	—	805	6,060
Issuance of restricted shares	—	—	—	—	—	—	—
Redemptions	—	(448,161)	(15,078)	(7,882)	—	(958)	(7,841)
Ending balance	3,600,000	9,044,778	681,014	412,045	—	47,145	384,309

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through June 30, 2023, the Company has not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The table below presents the aggregate and net distributions declared for each applicable class of common stock and preferred stock during the six months ended June 30, 2023 and 2022. The table excludes distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Six months ended June 30, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8438	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	N/A	0.0813	—	0.0240	N/A
Net distributions declared per share	$0.8438	$0.6252	$0.6252	$0.5439	$—	$0.6012	$0.6252

	Preferred Stock	Common Stock
Six months ended June 30, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8438	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	N/A	0.0842	—	0.0249	N/A
Net distributions declared per share	$0.8438	$0.6252	$0.6252	$0.5410	$—	$0.6003	$0.6252

As of June 30, 2023, and December 31, 2022, distributions declared but not yet paid amounted to $1,050 and $1,047, respectively.

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero antidilutive restricted shares for the three and six months ended June 30, 2023. There were zero antidilutive restricted shares for the three and six months ended June 30, 2022. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

The following table is a summary of the basic and diluted net income per share computation for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$(16,831)	$1,758	$(13,684)	$2,601
Weighted average shares outstanding, basic	10,114,470	10,694,220	10,113,849	10,782,148
Dilutive effect of restricted stock	—	545	—	369
Weighted average shares outstanding, diluted	10,114,470	10,694,765	10,113,849	10,782,517
Net income attributable to common stockholders per share, basic and diluted	$(1.66)	$0.16	$(1.35)	$0.24

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of June 30, 2023, the Company had 29 such loans with a total remaining future funding commitment of $40,417. As of December 31, 2022, the Company had 33 such loans with a total remaining future funding commitment of $59,474. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the six months ended June 30, 2023 and 2022.

Note 10 – Transactions with Related Parties

As of June 30, 2023, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of June 30, 2023, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2023 and 2022 and the amount due to related parties at June 30, 2023 and December 31, 2022:

	Three months ended June 30,		Six months ended June 30,		Payable as of June 30,	Payable as of December 31,
	2023	2022	2023	2022	2023	2022
Organization and offering expense reimbursement (1)	$(1)	$3	$—	$7	$—	$—
Selling commissions and dealer manager fee (2)	—	33	4	54	—	—
Advisory fee (3)	861	931	1,742	1,881	280	296
Loan fees(4)	89	1,028	180	2,948	1,322	1,419
Accrued stockholder servicing fee (5)	—	18	4	32	463	482
Total	$949	$2,013	$1,930	$4,922	$2,065	$2,197

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the six months ended June 30, 2023, the amounts of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that were subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the six months ended June 30, 2023, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants made at each grant date as of June 30, 2023.

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

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $15, in the aggregate, for the three and six months ended June 30, 2023, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $15, in the aggregate, for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company had $39 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.23 years. The total fair value at the vesting date for restricted shares that vested during the six months ended June 30, 2023 and 2022 was zero and $8, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	2,983	$20.11
Granted	—	—
Vested	—	—
Converted	—	—
Forfeited	—	—
Outstanding at June 30, 2023	2,983	$20.11

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$44,634	$44,634	$29,408	$29,408
Commercial mortgage loans, net	772,185	772,185	842,278	842,278
Total	$816,819	$816,819	$871,686	$871,686
Financial liabilities
Repurchase agreements — commercial mortgage loans	$475,276	$475,276	$488,086	$488,086
Credit facility payable	18,380	18,380	18,380	18,380
Loan participations — sold	78,432	78,432	99,420	99,420
Total	$572,088	$572,088	$605,886	$605,886

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. During the second quarter of 2022, the Company changed the method for calculating the fair value of the commercial mortgage loan portfolio. Since the loans have a short duration to maturity (1.1 years), are not delinquent and all except for one are not impaired and are expected to return to par, the Advisor determined the amortized cost is the best estimate of fair value for all loans except for the impaired loan. For the impaired loan, the estimated fair value also includes the reduction from the allowance for credit losses.
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

Non-recurring Fair Value Measurements

As of June 30, 2023, the Company reviewed the carrying value of the Renaissance O’Hare property that met the held for sale criteria. See “Note 13 – Real Estate Held for Sale” for additional information. Properties classified as held for sale must be recorded at the lesser

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

of their carrying value or the fair value less selling costs as of the balance sheet date in accordance with GAAP. The fair value of this property, classified as Level 2 in the fair value hierarchy, was estimated based on the signed purchase and sale agreement with the buyer. The property had a carrying value that exceeded the fair value less selling costs, and therefore, for the six months ended June 30, 2023 an impairment loss of $6,934 was recorded in provision for asset impairment on the consolidated statement of operations.

Note 13 – Real Estate Held for Sale

The Renaissance O’Hare property met the criteria to be classified as held for sale on the consolidated balance sheet at June 30, 2023. The Company considers a property held for sale if it is probable that the sale will be completed within 12 months, among other requirements. A sale is considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer and the Company has received a non-refundable deposit. The criteria was met for this property because, amongst other criteria, the Company had collected $1,250 non-refundable earnest money from the buyer. Depreciation and amortization were ceased when the property was classified as held for sale. For this property, the Company recorded an impairment charge of $6,934, which was netted against building and improvements. The impairment charge is reflected in provision for asset impairment on the consolidated statement of operations during the three and six months ended June 30, 2023. The Company expects to complete the sale of the property in the third quarter of 2023.

The following table reflects the major components of the assets and liabilities associated with real estate held for sale as of June 30, 2023:

June 30, 2023
Real estate and related assets held for sale:
Building and improvements	17,903
Furniture, fixtures and equipment	6,361
Finance lease right of use asset, net of amortization	5,352
Prepaid expenses and other assets	2,798
Real estate and related assets held for sale	$32,414
Liabilities associated with real estate held for sale:
Finance lease liability	$17,649
Accrued expenses and other liabilities	3,829
Liabilities associated with real estate held for sale	$21,478

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

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. As of June 30, 2023, the Renaissance O’Hare was classified as held for sale. For the three and six months ended June 30, 2023 and 2022 total finance lease cost recorded to real estate held for sale operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amortization of right-of-use assets	$12	$18	$30	$36
Interest on lease liabilities	500	489	997	976
Total finance lease cost	$512	$507	$1,027	$1,012

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

The table below shows the Company’s finance lease right of use asset, net of amortization as of June 30, 2023 and December 31, 2022:

	June,	December 31,
	2023	2022
Finance lease right of use asset, gross	$5,549	$5,549
Accumulated amortization	(197)	(167)
Finance lease right of use asset, net of amortization	$5,352	$5,382

Remaining lease payments for the ground lease as of June 30, 2023 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2023 (remaining)	$805
2024	1,745
2025	1,772
2026	1,772
2027	1,772
Thereafter	267,916
Total undiscounted lease payments	$275,782
Less: Amount representing interest	(258,133)
Present value of lease liability	$17,649

Note 15 – Subsequent Events

The Company has evaluated subsequent events through August 11, 2023, the date the financial statements were issued. The following are updates on the Company’s operations since June 30, 2023.

Common Stock Distributions

On July 28, 2023, the Company announced that the Board authorized distributions to stockholders of record as of July 31, 2023, payable on or about August 17, 2023 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0126	—	0.0037	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0916	$—	$0.1005	$0.1042

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 12, 2023 and in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023 (the “Annual Report”) and the factors described below:

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

The following discussion and analysis relate to the three and six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

For a discussion of the history of the Company and its Private Offering, the IPO, the Second Public Offering and the Preferred Stock Offering, please see “Note 1 – Organization and Business Operations” in the notes to our consolidated financial statements above. The IPO and the Second Public Offering are collectively referred to herein as the “Public Offerings”.

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

Company Update – Review of Strategic Alternatives

In connection with the Company’s suspension of the Primary Offering, the SRP and the DRP, the Board has determined to evaluate strategic alternatives available for the Company. The Company has not limited the form of such strategic alternatives, but is currently focused on growth in the form of a potential strategic recapitalization with one or more institutional investors. There is no assurance that the Company will be able to successfully implement such a strategic recapitalization or any other strategic alternative on acceptable terms or at all. In addition, our strategic efforts may continue to evolve or change over time, and there is no assurance we will be able to successfully achieve our desired growth for the Company. We make no undertaking to update you on future developments in this regard; however, to the extent our strategic efforts change in a material way, we may provide updates to the extent legally possible, through our public filings with the SEC.

Q2 2023 Highlights

Operating Results:

•
Net loss attributable to common stockholders was $16.8 million, or $(1.66) per share during the three months ended June 30, 2023 which included $13.4 million in provision for credit losses.
•
We entered into a contract for sale to sell the Renaissance O’Hare for net proceeds of $12 million and recorded an impairment loss of $6.9 million in the provision for asset impairment on the consolidated statement of operations.
•
During the second quarter of 2023, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 7.2% on our aggregate NAV of $17.3766 as of June 30, 2023. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of class-specific fees.

Loan Portfolio:

•
We originated no loans during the three months ended June 30, 2023.
•
We had $13.6 million in advances on previously originated loans and loan repayments of $66.1 million resulting in a 5.4% decrease in our loan portfolio to $772.2 million during the three months ended June 30, 2023. The decrease also includes $13.4 million of provision for credit losses, which includes $11.6 million of additional specific reserves primarily relating to five loans.
•
All 40 of our loans were current on their contractual interest payments with no interest deferrals during the three months ended June 30, 2023. One loan with loan participations sold is placed on non-accrual status and reflected the net cash collected during the quarter applied to its principal balance. As of June 30, 2023, we have recorded an allowance for loan loss of $21.3 million.

Borrowings:

•
During the second quarter of 2023, we extended the JPM Repo Facility maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. In addition, we increased the maximum facility amount to $526.0 million. We used the increased capacity to pay off the balance of the Atlas Repo Facility.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended June 30, 2023.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate held for sale, and our loan portfolio by collateral type and geographical region as of June 30, 2023 and December 31, 2022:

Floating vs. Fixed Rate Debt Investments:

June 30, 2023	December 31, 2022

All Investments by Type:

June 30, 2023	December 31, 2022

Loans by Property Type:

June 30, 2023	December 31, 2022

Loans by Region:

June 30, 2023	December 31, 2022

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of June 30, 2023 compared to December 31, 2022 were primarily due to loans that were repaid by borrowers in ordinary course. The change in the all-in yield was primarily driven by increases in the LIBOR and SOFR rates.

Commercial Mortgage Loans Held for Investment

	As of June 30, 2023	As of December 31, 2022

Principal balance of first mortgage loans	$778,492	$831,007
Number of first mortgage loans	38	41
Principal balance of credit loans	$13,500	$13,500
Number of credit loans	2	2
Total balance of loans	$791,992	$844,507
Total number of loans	40	43
All-in yield (1)	8.6%	7.8%
Weighted average years to maximum maturity	2.8	3.3
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield is calculated using the spread plus the values of the indices as of June 30, 2023.

The decrease in the size of our portfolio is primarily due to loan payoffs with no new loans during the six months ended June 30, 2023. The change in the all-in yield was primarily driven by increases in the LIBOR and SOFR rates.

The table below presents information for each of our commercial mortgage loans as of June 30, 2023:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	9.8%	4/9/23 (7)	HI	Office	67.0%	4
2	12/13/17	First mortgage	17,180	SOFR+4.50%	9.6%	7/9/23	VA	Office	54.8%	5
3	9/7/18	First mortgage	24,410	SOFR+3.75%	8.9%	9/9/23	TX	Office	73.0%	4
4	12/20/18	First mortgage	16,150	SOFR+4.20%	9.3%	7/9/25	AL	Hospitality	63.6%	3
5	5/31/19	First mortgage	13,556	SOFR+3.25%	8.4%	6/9/24	CA	Multifamily	69.9%	4
6	6/18/19	First mortgage	47,746	SOFR+2.75%	7.9%	7/9/24	TX	Office	72.2%	3
7	6/18/19	First mortgage	6,631	SOFR+3.60%	8.7%	7/9/24	CA	Mixed Use	54.0%	3
8	8/15/19	First mortgage	7,934	SOFR+4.20%	9.3%	9/9/24	TN	Office	44.6%	2
9	9/27/19	First mortgage	16,426	SOFR+3.10%	8.2%	10/9/24	CA	Office	74.5%	3
10	10/4/19	First mortgage	22,616	SOFR+2.90%	8.0%	10/9/24	NC	Office	60.9%	4
11	2/28/20	First mortgage	9,850	SOFR+3.50%	8.6%	3/9/25	FL	Retail	77.7%	2
12	3/5/21	First mortgage	13,647	SOFR+5.00%	10.2%	3/9/26	VA	Office	56.8%	4
13	3/12/21	First mortgage	20,135	SOFR+4.00%	9.2%	3/9/26	MS	Industrial	63.5%	2
14	4/6/21	First mortgage	14,816	SOFR+3.50%	8.7%	4/9/26	AL	Multifamily	69.5%	2
15	4/6/21	First mortgage	12,038	SOFR+3.50%	8.7%	4/9/26	AL	Multifamily	78.2%	2
16	4/15/21	First mortgage	9,090	SOFR+4.00%	9.2%	5/9/26	NJ	Industrial	69.4%	2
17	5/25/21	First mortgage	11,328	SOFR+3.20%	8.4%	6/9/26	TN	Multifamily	80.0%	2
18	5/26/21	First mortgage	15,889	SOFR+3.10%	8.3%	6/9/26	NV	Multifamily	79.6%	2
19	7/1/21	First mortgage	6,430	SOFR+4.50%	9.7%	7/9/26	OH	Mixed Use	78.9%	3
20	10/8/21	First mortgage	29,550	SOFR+3.20%	8.4%	10/9/26	OR	Multifamily	72.2%	4
21	10/15/21	First mortgage	23,094	SOFR+2.95%	8.2%	11/9/26	VA	Multifamily	76.7%	2
22	11/12/21	First mortgage	25,576	SOFR+2.90%	8.1%	11/9/26	TX	Multifamily	73.2%	2
23	11/16/21	First mortgage	24,259	SOFR+3.05%	8.3%	12/9/26	TX	Multifamily	73.7%	2
24	11/17/21	First mortgage	24,534	SOFR+2.85%	8.1%	12/9/26	SC	Multifamily	71.5%	2
25	12/9/21	First mortgage	39,586	SOFR+3.05%	8.3%	12/9/26	GA	Multifamily	71.7%	2
26	12/15/21	First mortgage	25,367	SOFR+3.20%	8.4%	1/9/27	OR	Multifamily	70.2%	2
27	1/14/22	First mortgage	37,995	SOFR+3.40%	8.5%	1/9/27	MO	Multifamily	80.0%	2
28	1/20/22	First mortgage	16,153	SOFR+3.65%	8.8%	2/9/27	NC	Retail	62.6%	2
29	1/26/22	First mortgage	15,496	SOFR+3.55%	8.7%	2/9/27	NJ	Industrial	63.1%	3
30	1/28/22	First mortgage	14,489	SOFR+3.30%	8.4%	2/9/27	NC	Multifamily	69.9%	2
31	2/25/22	First mortgage	30,000	SOFR+3.04%	8.2%	3/9/27	NY	Mixed Use	66.7%	2
32	3/1/22	First mortgage	27,399	SOFR+3.40%	8.5%	3/9/27	TX	Multifamily	77.7%	2
33	3/25/22	First mortgage	16,802	SOFR+3.30%	8.4%	4/9/27	FL	Industrial	69.7%	3
34	4/7/22	First mortgage	13,603	SOFR+3.25%	8.4%	4/9/27	SC	Multifamily	69.0%	2
35	4/19/22	First mortgage	18,940	SOFR+3.40%	8.5%	5/9/26	TX	Multifamily	76.3%	2
36	6/13/22	First mortgage	47,280	SOFR+3.45%	8.6%	6/9/27	TX	Multifamily	73.1%	2
37	9/1/22	First mortgage	27,047	SOFR+3.90%	9.0%	9/9/27	NC	Multifamily	63.4%	2
38	11/17/22	First mortgage	22,000	SOFR+3.90%	9.0%	12/9/27	AL	Multifamily	69.6%	2
39	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
40	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75.2%	2
			$791,992		8.6%				70.5%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of June 30, 2023, an 80% undivided senior interest in each of loan numbers 1, 2, 3, 5, 7, and 10, which includes the right to receive priority interest payments at a rate of L+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. The benchmark index was transitioned from LIBOR to SOFR effective July 1, 2023. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average all-in yield calculated using the spread plus the values of the indices as of June 30, 2023. SOFR was 5.14% as of June 30, 2023. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of June 30, 2023, the weighted average SOFR floor was 0.71%.
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
(7)
The loan matured on April 9, 2023 and is currently in maturity default. The borrower is paying maturity default interest until it completes a refinancing by a third party expected to be completed in the third quarter of 2023. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.

We entered into master repurchase agreements to fund our loan portfolio. As of June 30, 2023 and December 31, 2022, we had total borrowings of $475,276 (which is net of zero of unamortized debt issuance costs) and $488,086 (which is net of $3 of unamortized debt issuance costs), respectively. During the six months ended June 30, 2023 and the year ended December 31, 2022, we had weighted average borrowings of $578,856 and $551,192 and weighted average borrowing costs of 7.2% and 3.8%, respectively. The increase in weighted average borrowings was due to loan originations funded through repurchase agreements and loan participations sold throughout 2022.

Real Property

In August 2020, we acquired the Renaissance O’Hare, a 362-room hotel located in Chicago, Illinois through a deed-in-lieu of foreclosure. More specifically, we own a ground lease interest in the Renaissance O’Hare and currently pay annual rent of $1.6 million on a net basis, with us as the tenant responsible for all operating expenses, including property taxes. The lease has a 10% rental increase every five years with the next increase scheduled to occur in April 2024. This ground lease runs through March 2098.

The Renaissance O’Hare was negatively impacted by the COVID-19 pandemic and has not fully recovered. We recognized a net operating income before depreciation and amortization from the hotel of $0.3 million in the six months ended June 30, 2023. While there was significant improvement in operations in the second quarter in 2023, performance has not yet returned to pre-pandemic levels.

On May 31, 2023, we entered into a contract for sale of the Renaissance O’Hare for a purchase price of $12 million and received $1.25 million non-refundable earnest money from the buyer. As such, the Renaissance O’Hare met the criteria to be classified as held for sale on the consolidated balance sheet at June 30, 2023. As a result of classifying the property as held for sale we recorded an impairment charge of $6.9 million on the property. We expect to complete the sale of the property in the third quarter of 2023.

The following table shows the Renaissance’s O’Hare’s performance trend over the past six quarters.

Period	Average Occupancy Per Night	Average Revenue Per Available Room (1)	Average Daily Rate (1)
First Quarter 2022	48%	$48	$100
Second Quarter 2022	59%	$87	$146
Third Quarter 2022	59%	$93	$158
Fourth Quarter 2022	55%	$85	$152
First Quarter 2023	55%	$69	$126
Second Quarter 2023	75%	$110	$146

(1)
Amounts expressed in whole dollars.

The hotel’s performance improved during the second quarter of 2023 relative to the same period in 2022 primarily due to an increase in travel in the Chicago O’Hare area.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three Months Ended June, 30
	2023			2022
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$793,337	$17,202	8.6%	$765,906	$9,037	4.7%
Total/Weighted Average	$793,337	$17,202	8.6%	$765,906	$9,037	4.7%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$469,170	$8,765	7.4%	$419,522	$2,813	2.7%
Credit facility—loans	18,380	396	8.5%	—	5	0.0%
Loan participations sold, net	78,423	1,547	7.8%	110,342	802	2.9%
Total/Weighted Average	$565,973	$10,708	7.5%	$529,864	$3,620	2.7%
Net interest income/spread		$6,494	1.1%		$5,417	2.0%
Average leverage % (5)	248.9%			224.5%
Weighted average levered yield (6)			11.3%			9.1%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $130 and zero for the three months ended June 30, 2023 and 2022, respectively, related to bank deposits not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, the Second Public Offering, the Preferred Stock Offering, and the sale of loan participations to execute our business strategy. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease. As of June 30, 2023, all our loans and borrowings were above their interest rate index floors and we believe the changes in weighted average yield and our borrowing costs will be more correlated in future periods.

Revenue from Real Estate Held for Sale

During the three months ended June 30, 2023 and 2022, the Renaissance O’Hare generated $5,326 and $4,030, respectively, in revenue. We believe the increase in revenue was most likely due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

Net Operating Expenses

Net operating expenses for the three months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,
	2023	2022
Advisory fee	$861	$931
Debt finance costs	507	395
Directors compensation	21	20
Professional service fees	186	235
Real estate held for sale operating expenses	4,722	3,949
Provision for asset impairment	6,934	—
Depreciation and amortization	193	277
Other expenses	475	363
Net operating expenses	$13,899	$6,170

Net operating expenses for the three months ended June 30, 2023 and 2022 were $13,899 and $6,170, respectively. The primary driver of the increase in net operating expenses was related to the impairment loss recorded on the Renaissance O’Hare and an increase in the operating expenses as hotel occupancy increased.

Net Income

For the three months ended June 30, 2023 and 2022, our net (loss) income was $(15,335) and $3,277, respectively. The decrease in net income was primarily due to an increase in our CECL reserve and the impairment loss recorded on the Renaissance O’Hare, which is held for sale.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Six Months Ended June 30,
	2023			2022
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	812,736	33,993	8.3%	749,694	17,608	4.7%
Total/Weighted Average	$812,736	$33,993	8.3%	$749,694	$17,608	4.7%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$477,217	$17,191	7.2%	$401,398	$4,818	2.4%
Credit facility—loans	18,381	758	8.2%	6,818	142	4.1%
Loan participations sold, net	83,258	2,988	7.1%	110,162	1,401	2.5%
Total/Weighted Average	$578,856	$20,937	7.2%	$518,378	$6,361	2.4%
Net interest income/spread		$13,056	1.1%		$11,247	2.2%
Average leverage % (5)	247.5%			224.1%
Weighted average levered yield (6)			11.1%			9.7%
(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $193 and zero for the six months ended June 30, 2023 and 2022, respectively, related to bank deposits not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, the Second Public Offering, the Preferred Stock Offering, and the sale of loan participations to execute our business strategy. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease. As of June 30, 2023, all our loans and borrowings were above their interest rate index floors and we believe the changes in weighted average yield and our borrowing costs will be more correlated in future periods.

Revenue from Real Estate Held for Sale

During the six months ended June 30, 2023 and 2022, the Renaissance O’Hare generated $8,247 and $5,790, respectively, in revenue. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

Net Operating Expenses

Net operating expenses for the six months ended June 30, 2023 and 2022 consisted of the following:

	Six Months Ended June 30,
	2023	2022
Advisory fee	$1,742	$1,881
Debt finance costs	878	771
Directors compensation	40	41
Professional service fees	377	483
Real estate held for sale operating expenses	7,910	7,000
Provision for asset impairment	6,934	—
Depreciation and amortization	514	559
Other expenses	828	663
Net operating expenses	$19,223	$11,398

Net operating expenses for the six months ended June 30, 2023 and 2022 were $19,223 and $11,398, respectively. The primary driver of the increase in net operating expenses was related to the impairment loss recorded on the Renaissance O’Hare and an increase in the operating expenses as hotel occupancy increased.

Net Income

For the six months ended June 30, 2023 and 2022, our net (loss) income was $(10,714) and $5,639, respectively. The decrease in net income was primarily due to an increase in our CECL reserve and the impairment loss recorded on the Renaissance O’Hare, which is held for sale.

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

Our FFO and MFFO are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
GAAP net income attributable to common stockholders	$(16,831)	$1,758	$(13,684)	$2,601
Depreciation and amortization	193	277	514	559
Provision for asset impairment	6,934	—	6,934	—
Funds from operations attributable to common stockholders	$(9,704)	$2,035	$(6,236)	$3,160

Amortization of debt financing costs	507	395	878	771
Non-cash adjustment for ground lease	109	105	221	207
Provision for credit losses	13,364	—	12,965	—
Adjustment for gain on repurchase and retirement of preferred stock	—	—	(21)	—
Modified funds from operations attributable to common stockholders	$4,276	$2,535	$7,807	$4,138

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

The following table provides a breakdown of the major components of our net asset value attributable to common stock:

Components of NAV	As of June 30, 2023
Commercial mortgage loans (1)	$778,292
Real estate held for sale	12,000
Cash and cash equivalents and restricted cash	44,634
Other assets	9,447
Repurchase agreements - commercial mortgage loans	(475,276)
Credit facility payable	(18,380)
Loan participations sold	(78,432)
Due to related parties	(2,065)
Distributions payable	(1,050)
Accrued interest payable	(1,514)
Accrued stockholder servicing fees (2)	(182)
Other liabilities	(5,398)
Preferred stock	(86,329)
Net asset value attributable to common stock	$175,747
Number of outstanding shares	10,114

(1)
As part of our quarterly review of the CECL, we recorded an additional specific reserve of approximately $11,591 relating to six loans. Per the NAV policy approved by our board of directors, the specific reserves on the loans were included in the June 30, 2023 NAV calculation.

(2)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of June 30, 2023, we have accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of June 30, 2023, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of June 30, 2023:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$148,698	$12,989	$5,071	$—	$836	$8,139	$175,747
Number of outstanding shares	8,563	746	290	—	48	467	10,114
NAV per share as of June 30, 2023	$17.3656	$17.4140	$17.4669	$—	$17.4067	$17.4113	$17.3766

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of June 30, 2023
Stockholders' equity per GAAP	$253,647
Adjustments:
Unamortized stockholder servicing fee	461
Unamortized offering costs	1,491
Real estate held for sale non-cash adjustments	33
Allowance for loan losses excluding specific reserve	6,444
Net asset value	$262,076
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	2,285
Net asset value attributable to common stock	$175,747

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

Our primary sources of liquidity include $44.6 million in cash, $447 million in available capacity on our borrowing facilities, and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point. We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings, including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

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

Cash Flow Analysis

	Six months ended June 30,
	2023	2022
Net cash provided by operating activities	$6,344	$7,802
Net cash provided by (used in) investing activities	53,395	(137,729)
Net cash (used in) provided by financing activities	(44,513)	130,628
Net increase in cash and cash equivalents	$15,226	$701

We experienced a net increase in cash and cash equivalents of $15,226 for the six months ended June 30, 2023 compared to a net increase of $701 for the six months ended June 30, 2022. During the six months ended June 30, 2023, we funded $13,597 in mortgage loans, received $66,112 in principal payments from our loans, paid down $12,813 on our borrowing facilities, made net repayments of $20,988 on our loan participations sold, and paid distributions of $9,201.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2022 for a twelve-month term and the maximum advance amount was increased to $375,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. We paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of June 30, 2023. As there was no outstanding balance on the Atlas Repo Facility, we were not subject to any financial covenants.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association ("JPM"). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2023, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. The amendment on May 5, 2023 removes preferred dividends from the definition of Fixed Charges for purposes of this calculation on a prospective basis. As of June 30, 2023 and December 31, 2022, the EBITDA to Fixed Charges ratio for the trailing four quarters was 155% and 135%, respectively. JPM agreed to waive this covenant as of December 31, 2022. As a result, we were in compliance with all financial covenant requirements as of June 30, 2023 and December 31, 2022.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the Atlas Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.25% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of June 30, 2023 and December 31, 2022.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of June 30, 2023 and December 31, 2022:

June 30, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$375,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	475,276	1,089	650,853	7.50%	1,772
Total Repurchase Facilities — commercial mortgage loans	901,076	475,276	1,089	650,853	7.50%	1,772
WA Credit Facility	40,000	18,380	71	29,797	8.66%	619
	$941,076	$493,656	$1,160	$680,650	7.54%	1,729

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,097	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Total Repurchase Facilities — commercial mortgage loans	525,000	488,089	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,469	$1,203	$706,731	6.79%	621

(1)
Excludes zero and $3 of unamortized debt issuance costs at June 30, 2023 and December 31, 2022, respectively.

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

The following table details our loan participations sold as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1) (4)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	6	$97,843	$86,736	S+4.4%	n/a	0.73
Senior participations (3)	6	$78,432	$78,432	L+2.0%	n/a	0.73

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of June 30, 2023 and December 31, 2022, the loan participations sold were non-recourse to us.
(3)
During the six months ended June 30, 2023 and 2022, we recorded $2,988 and $1,401 of interest expense related to loan participations sold, respectively.
(4)
The benchmark index was transitioned from LIBOR to SOFR effective July 1, 2023.

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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042

The gross distribution was reduced for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at the net distribution amount for those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through June 30, 2023, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2021.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. During March 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2022 to holders of record on March 15, 2022. During June 2022, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on June 30, 2022 to holders of record on June 15, 2022. During February 2023, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on March 30, 2023 to holders of record on March 15, 2023. During May 2023, our Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.421875 per share, which was paid on June 30, 2023 to holders of record on June 15, 2023.

Sources of Distributions to Common Stockholders

	Six Months Ended June 30,
	2023	2022
Distributions to Holders of Common Stock
Paid in cash	$6,209	$6,381
Reinvested in shares	85	318
Total distributions	$6,294	$6,699
Cash flows from operating activities	$6,344	$7,802

During the six months ended June 30, 2023 and 2022, 100% of our distributions were paid from cash flows from operating activities generated during the period.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” The following is an update to our critical accounting policies during the six months ended June 30, 2023.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the six months ended June 30, 2023 and 2022, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both June 30, 2023 and December 31, 2022, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2022 to June 30, 2023 was primarily due to the Federal Reserve increasing interest rates and SOFR increasing above the minimum interest rate floors for our investment portfolio and borrowings.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2023	December 31, 2022
(-) 50 Basis Points	(4.11)%	(4.49)%
(-) 25 Basis Points	(2.05)%	(2.25)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.05%	2.25%
(+) 50 Basis Points	4.11%	4.49%

For this analysis, SOFR was assumed to not fall below zero.

LIBOR Transition

The ICE Benchmark Administration Limited (“IBA”) has been compelled by the UK Financial Conduct Authority to publish the 1-, 3- and 6-month US Dollar LIBOR setting through September 30, 2024. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. As of June 30, 2023, all of our commercial mortgage loan agreements and our Facilities have been modified to be indexed to SOFR.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

As of June 30, 2023, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the proceeds from the Public Offerings:

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

As of June 30, 2023, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering:

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

During the six months ended June 30, 2023, we repurchased no shares of our common stock.

Repurchases of Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a change in control and we do not redeem the shares within 120 days of the change in control event. For the six months ended June 30, 2023, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

Series A Preferred Repurchase Program

On August 11, 2022, the Board authorized and approved the Series A Preferred Repurchase Program through December 31, 2022 pursuant to which we were permitted to repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of our Series A Preferred Stock. On November 10, 2022, the Board approved the extension of the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of our Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the six months ended June 30, 2023, we purchased and retired 4,143 shares of Series A Preferred Stock resulting in a gain of less than $0.1 million from these repurchases. On January 30, 2023, our Board approved the termination of the Series A Preferred Repurchase Program.

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
10.1

Amendment No. 2 to Uncommitted Master Repurchase Agreement, dated as of May 5, 2023, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 8, 2023 and incorporated by reference)

10.2

Amendment No. 1 to Guarantee Agreement, dated as of May 5, 2023, by InPoint Commercial Real Estate Income, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 8, 2023 and incorporated by reference)

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	August 11, 2023

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 11, 2023