Form 10-Q
period 2023-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2023-11-13
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 469,168 shares of Class I common stock, 745,887 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$53,667	$29,408
Commercial mortgage loans:
Commercial mortgage loans at cost	769,865	845,866
Allowance for credit losses	(18,607)	(3,588)
Commercial mortgage loans at cost, net	751,258	842,278
Real estate owned, net of depreciation	—	31,215
Finance lease right of use asset, net of amortization	—	5,382
Deferred debt finance costs	1,033	872
Accrued interest receivable	3,210	3,121
Prepaid expenses and other assets	296	2,219
Total assets	$809,464	$914,495
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$473,276	$488,086
Credit facility payable	18,380	18,380
Loan participations sold, net	57,226	99,420
Finance lease liability	—	17,457
Due to related parties	2,133	2,197
Accrued interest payable	1,780	1,499
Distributions payable	1,050	1,047
Accrued expenses and other liabilities	1,669	7,852
Total liabilities	555,514	635,938

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 and 3,548,696 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of September 30, 2023 and December 31, 2022	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,887 and 743,183 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 and 286,341 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 and 47,888 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 469,168 and 452,667 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital (net of offering costs of $30,435 and $30,427 as of September 30, 2023 and December 31, 2022, respectively)	339,618	339,470
Accumulated deficit	(85,682)	(60,927)
Total stockholders’ equity	253,950	278,557
Total liabilities and stockholders’ equity	$809,464	$914,495

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income:
Interest income	$17,428	$11,835	$51,614	$29,443
Less: Interest expense	(10,809)	(6,151)	(31,746)	(12,512)
Net interest income	6,619	5,684	19,868	16,931
Revenue from real estate	4,472	4,788	12,719	10,578
Total income	11,091	10,472	32,587	27,509
Operating expenses:
Advisory fee	821	916	2,563	2,797
Debt finance costs	579	451	1,457	1,222
Directors compensation	21	21	61	62
Professional service fees	106	266	483	749
Real estate operating expenses	3,625	4,204	11,535	11,204
Provision for asset impairment	—	—	6,934	—
Depreciation and amortization	—	276	514	835
Other expenses	415	362	1,243	1,025
Net operating expenses	5,567	6,496	24,790	17,894
Other income (loss):
Provision for credit losses	(738)	—	(13,703)	—
Gain on sale of real estate	206	—	206	—
Total other loss	(532)	—	(13,497)	—
Net income (loss) before income taxes	4,992	3,976	(5,700)	9,615
Income tax provision	—	—	22	—
Net income (loss)	4,992	3,976	(5,722)	9,615
Series A Preferred Stock dividends	(1,495)	(1,518)	(4,486)	(4,556)
Gain on repurchase and retirement of preferred stock	—	24	21	24
Net income (loss) attributable to common stockholders	$3,497	$2,482	$(10,187)	$5,083
Net income (loss) attributable to common stockholders per share basic and diluted	$0.35	$0.24	$(1.01)	$0.47
Weighted average number of shares of common stock
Basic	10,114,582	10,559,680	10,114,071	10,707,177
Diluted	10,116,388	10,560,589	10,114,071	10,708,778

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended September 30, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,663	$(86,030)	$253,647
Offering costs	—	—	—	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	—	—	—	—	4,992	4,992
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,149)	(3,149)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance at September 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,618	$(85,682)	$253,950

For the Three Months Ended September 30, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2022	$4	$9	$1	$—	$—	$—	$—	$350,833	$(56,333)	$294,514
Proceeds from issuance of common stock	—	—	—	—	—	—	—	1,057	—	1,057
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(116)	24	(92)
Offering costs	—	—	—	—	—	—	—	(162)	—	(162)
Net income	—	—	—	—	—	—	—	—	3,976	3,976
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,518)	(1,518)
Distribution reinvestment	—	—	—	—	—	—	—	169	—	169
Redemptions	—	—	—	—	—	—	—	(4,119)	—	(4,119)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at September 30, 2022	$4	$9	$1	$—	$—	$—	$—	$347,670	$(57,113)	$290,571

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Nine Months Ended September 30, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	$4	$9	$1	$—	$—	$—	$—	$339,470	$(60,927)	$278,557
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Total stockholders' equity at beginning of period, as adjusted	4	9	1	—	—	—	—	339,470	(66,049)	273,435
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	21	(83)
Offering costs	—	—	—	—	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	—	—	—	—	(5,722)	(5,722)
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,446)	(9,446)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,486)	(4,486)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	22	—	22
Balance at September 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,618	$(85,682)	$253,950

For the Nine Months Ended September 30, 2022	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	$4	$9	$1	$—	$—	$—	$—	$359,406	$(52,275)	$307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	2,419	—	2,419
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(116)	24	(92)
Offering costs	—	—	—	—	—	—	—	(862)	—	(862)
Net income	—	—	—	—	—	—	—	—	9,615	9,615
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,921)	(9,921)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,556)	(4,556)
Distribution reinvestment	—	—	—	—	—	—	—	487	—	487
Redemptions	—	—	—	—	—	—	—	(13,687)	—	(13,687)
Equity-based compensation	—	—	—	—	—	—	—	23	—	23
Balance at September 30, 2022	$4	$9	$1	$—	$—	$—	$—	$347,670	$(57,113)	$290,571

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(5,722)	$9,615
Adjustments to reconcile net (loss) income to cash provided by operations:
Gain on sale of real estate	(206)	—
Provision for credit losses	13,703	—
Depreciation and amortization expense	514	835
Reduction in the carrying amount of the right-of-use asset	30	54
Provision for asset impairment	6,934	—
Amortization of equity-based compensation	22	23
Amortization of debt finance costs to operating expense	1,457	1,222
Amortization of debt finance costs to interest expense	3	92
Amortization of origination fees	(15)	(210)
Amortization of loan extension fees	(508)	(182)
Changes in assets and liabilities:
Accrued interest receivable	(89)	(1,002)
Accrued expenses and other liabilities	(6,506)	3,021
Accrued interest payable	703	961
Due to related parties	84	(390)
Prepaid expenses and other assets	1,922	(903)
Net cash provided by operating activities	12,326	13,136
Cash flows from investing activities:
Origination of commercial loans	(18,661)	(269,107)
Loan extension fees received on commercial loans	440	330
Principal repayments of commercial loans	77,243	117,576
Proceeds from sale of real estate	11,942	—
Real estate capital expenditures	(496)	(652)
Net cash provided by (used in) investing activities	70,468	(151,853)
Cash flows from financing activities:
Proceeds from issuance of common stock	342	2,419
Redemptions of common stock	—	(13,687)
Repurchase of preferred stock	(82)	(92)
Payment of offering costs	(227)	(864)
Proceeds from repurchase agreements	359,951	239,611
Principal repayments of repurchase agreements	(374,764)	(56,947)
Principal repayments of credit facility	—	(14,350)
Proceeds from sale of loan participations	435	2,538
Principal repayments of loan participations	(28,728)	(15,360)
Debt finance costs	(1,618)	(706)
Distributions paid to common stockholders	(9,358)	(9,490)
Distributions paid to preferred stockholders	(4,486)	(4,556)
Net cash (used in) provided by financing activities	(58,535)	128,516
Net change in cash, cash equivalents and restricted cash	24,259	(10,201)
Cash, cash equivalents and restricted cash at beginning of period	29,408	57,268
Cash, cash equivalents and restricted cash at end of period	$53,667	$47,067
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$(118)	$3
Interest paid	$31,461	$11,719
Accrued stockholder servicing fee due to related party	$(29)	$(2)
Distribution reinvestment	$85	$487

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

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

September 30, 2023

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

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after September 30, 2023.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the nine months ended September 30, 2023.

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

September 30, 2023

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of September 30, 2023 and December 31, 2022, no restricted cash was held by the Company.

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

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Loans placed on nonaccrual status are assigned a risk rating of “5”. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. For loans that are on a non-accrual status and financed by loan participations sold, interest income on the loan is only recognized to the extent of interest expense on the loan participation sold, with any net cash collected by the Company reducing the principal balance on the loan. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection or has been modified.

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

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

Note 3 – Commercial Mortgage Loans Held for Investment

The tables below show the Company’s commercial mortgage loans held for investment as of September 30, 2023 and December 31, 2022:

September 30, 2023

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	36	$755,245	$1,120	$(18,538)	$737,827	8.7%	1.0
Credit loans	2	13,500	—	(69)	13,431	9.6%	2.7
Total and average	38	$768,745	$1,120	$(18,607)	$751,258	8.7%	1.0

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On September 15, 2023, the SOFR rate reset to 5.33%. On December 15, 2022, the LIBOR and SOFR rates reset to 4.32% and 4.34%, respectively.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

For the nine months ended September 30, 2023, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$845,866	$(3,588)	$842,278
Adoption of ASU 2016-13	—	(4,787)	(4,787)
Balance at beginning of period after adoption	845,866	(8,375)	837,491
Loan originations	18,661	—	18,661
Principal repayments	(77,243)	—	(77,243)
Sale of loan (1)	(17,433)		(17,433)
Amortization of loan origination and deferred exit fees	701	—	701
Origination fees and extension fees received on commercial loans	(687)	—	(687)
Provision for credit losses	—	(13,715)	(13,715)
Charge-offs (1)	—	3,483	3,483
Balance at End of Period	$769,865	$(18,607)	$751,258

(1)
The Company sold one loan during the third quarter of 2023. See Note 5 for further information.

Allowance for Credit Losses

The following table presents the activity in the Company's allowance for credit losses for the nine months ended September 30, 2023:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(3,588)	$—	$(3,588)
Adoption of ASU 2016-13	(4,787)	(335)	(5,122)
Balance at beginning of period after adoption	(8,375)	(335)	(8,710)
Provision for credit losses	(13,715)	12	(13,703)
Charge-offs (2)	3,483	—	3,483
Ending allowance for credit losses	$(18,607)	$(323)	$(18,930)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in "accrued expenses and other liabilities" on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.
(2)
Relates to sale of a loan during the third quarter of 2023. See Note 5 for further information.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

There was no activity for or balance in the allowance for credit losses during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, the Company increased the CECL reserve by $18,825 which included $5,122 from adoption of ASU 2016-13 and $13,703 in provision for loan losses and reduced the CECL reserve by $3,483 with the charge-off of one loan, bringing the total CECL reserve to $18,930. This CECL reserve reflects certain loans assessed for impairment in the Company's portfolio as well as reserves determined based on an analysis of macroeconomic conditions.

During the nine months ended September 30, 2023, the Company recorded a net increase of $9,121 in the asset-specific component of the CECL reserve. The increase was primarily due to three loans secured by office properties and one loan secured by a multifamily property. The Company observed a decline in the estimated fair value of the collateral since December 31, 2022 due to macroeconomic conditions making the value of the collateral less than the outstanding balances on these loans as of September 30, 2023. The increase in the reserve was partially offset by a decrease due to the charge-off of one loan for $3,483.

During the nine months ended September 30, 2022, under the Company's previous accounting policy prior to the adoption of ASU 2016-13, the Company determined that no loan losses were probable and, therefore, did not record an allowance for credit losses. For further information on the Company's newly adopted policy for the allowance for credit losses, see “Note 2 – Summary of Significant Accounting Policies” in this report. For further information on the Company’s previous policy, see “Note 2 – Summary of Significant Accounting Policies” in its Annual Report.

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

As of September 30, 2023, 25 loans had a risk rating of 2, eight had a risk rating of 3, four had a risk rating of 4 and one had a risk rating of 5. As of December 31, 2022, 33 loans had a risk rating of 2, eight had a risk rating of 3, one had a risk rating of 4 and one had a risk rating of 5.

As of September 30, 2023, the Company had one senior multifamily loan located in Portland, OR with an outstanding balance of $29,550 and an unfunded commitment of $450 that had a risk rating of 5. The sponsor has experienced challenges increasing the residential occupancy and renting out the retail component of the property. During the three and nine months ended September 30, 2023, the Company recognized $533 and $1,727, respectively, in interest income related to this loan. The Company placed the loan on nonaccrual status in September 2023.
Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

increased the borrowing limit and extended the maturity. The most recent extension was in November 2022 for a twelve-month term and the maximum advance amount was set to $375,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. (“Atlas”) with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrue interest at a per annum annual rate equal to the one-month term USD Secured Overnight Financing Rate (“SOFR”) plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The Company paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of September 30, 2023. As there were no borrowings outstanding, the Company was not subject to any financial covenants.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association ("JPM"). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2023, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. The amendment on May 5, 2023 removed preferred dividends from the definition of Fixed Charges for purposes of this calculation on a prospective basis. The EBITDA to Fixed Charges ratio for the trailing four quarters was 154% and 135% as of September 30, 2023 and December 31, 2022, respectively. JPM agreed to waive this covenant as of December 31, 2022. As a result, the Company was in compliance with all financial covenant requirements as of September 30, 2023 and December 31, 2022.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. The Company was in compliance with all financial covenant requirements as of September 30, 2023 and December 31, 2022.

The JPM Repo Facility, Atlas Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

The tables below show the Facilities as of September 30, 2023 and December 31, 2022:

September 30, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$375,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	473,276	1,323	653,917	7.74%	1,680
Total Repurchase Facilities — commercial mortgage loans	901,076	473,276	1,323	653,917	7.74%	1,680
WA Credit Facility	40,000	18,380	76	29,797	9.33% (2)	527
	$941,076	$491,656	$1,399	$683,714	7.80%	1,637

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,097	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Total Repurchase Facilities — commercial mortgage loans	525,000	488,089	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,469	$1,203	$706,731	6.79%	621

(1)
Excludes zero and $3 of unamortized debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(2)
Includes 0.50% additional interest rate during the third quarter of 2023 as the minimum deposit balance was not met by the Company as of June 30, 2023.

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

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

During the three months ended September 30, 2023, the Company sold a senior office loan located in Alexandria, VA that had a risk rating of 5 as of June 30, 2023. The loan originally had a senior participation sold under a loan participation agreement to a third party. The Company sold its interest in the loan to the participant counterparty to extinguish the debt. The Company had previously recorded an asset-specific CECL reserve of $3,483 for this loan which was charged-off against the CECL reserve. The loan was on nonaccrual status since March 2023, and the Company only recognized interest income in the amount due to the loan participant and any net cash collected was applied against the principal balance of the loan. During the three and nine months ended September 30, 2023, the Company recognized zero and $531 in interest income, respectively, and zero and $426 in interest expense, respectively, on this loan.

The following table details the Company’s loan participations sold as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	4	$71,532	$65,607	S+5.9%	n/a	0.48
Senior participations (3)	4	$57,226	$57,226	S+2.0%	n/a	0.48

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of September 30, 2023 and December 31, 2022, the loan participations sold were non-recourse to the Company.
(3)
During the nine months ended September 30, 2023 and 2022, the Company recorded $4,096 and $2,526 of interest expense related to loan participations sold, respectively.

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

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Series A Preferred Stock Repurchase Program

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the three and nine months ended September 30, 2023, the Company repurchased and retired zero shares and 4,143 shares, respectively, of Series A Preferred Stock resulting in a gain of zero and $21, respectively, from these repurchases. During the three and nine months ended September 30, 2022, the Company repurchased and retired 4,630 shares of Series A Preferred Stock resulting in a gain of $24 from these repurchases. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Nine months ended September 30, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667
Issuance of shares	—	—	1,445	3,453	—	—	12,386
Distribution reinvestment	—	—	1,259	551	—	127	2,393
Issuance of restricted shares	—	—	—	—	—	—	1,722
Repurchase and retirement of preferred stock	(4,143)	—	—	—	—	—	—
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168

	Preferred Stock	Common Stock
Nine months ended September 30, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218
Issuance of shares	—	—	62,808	31,842	—	—	22,455
Distribution reinvestment	—	—	9,169	4,700	—	1,173	9,505
Redemptions	—	(636,308)	(27,965)	(16,272)	—	(958)	(9,191)
Repurchase and retirement of preferred stock	(4,630)	—	—	—	—	—	—
Ending balance	3,595,370	8,856,631	703,282	408,369	—	47,513	402,987

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through September 30, 2023, the Company has not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The table below presents the aggregate and net distributions declared for each applicable class of common stock and preferred stock during the nine months ended September 30, 2023 and 2022. The table excludes distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Nine months ended September 30, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.2656	$0.9378	$0.9378	$0.9378	$—	$0.9378	$0.9378
Stockholder servicing fee per share	N/A	N/A	N/A	0.1188	—	0.0350	N/A
Net distributions declared per share	$1.2656	$0.9378	$0.9378	$0.8190	$—	$0.9028	$0.9378

	Preferred Stock	Common Stock
Nine months ended September 30, 2022	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.2656	$0.9378	$0.9378	$0.9378	$—	$0.9378	$0.9378
Stockholder servicing fee per share	N/A	N/A	N/A	0.1264	—	0.0374	N/A
Net distributions declared per share	$1.2656	$0.9378	$0.9378	$0.8114	$—	$0.9004	$0.9378

As of September 30, 2023 and December 31, 2022, distributions declared but not yet paid amounted to $1,050 and $1,047, respectively.

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero antidilutive restricted shares for the three and nine months ended September 30, 2023. There were zero antidilutive restricted shares for the three and nine months ended September 30, 2022. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income per share computation for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$3,497	$2,482	$(10,187)	$5,083
Weighted average shares outstanding, basic	10,114,582	10,559,680	10,114,071	10,707,177
Dilutive effect of restricted stock	1,806	909	—	1,601
Weighted average shares outstanding, diluted	10,116,388	10,560,589	10,114,071	10,708,778
Net income attributable to common stockholders per share, basic and diluted	$0.35	$0.24	$(1.01)	$0.47

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of September 30, 2023, the Company had 28 such loans with a total remaining future funding commitment of $35,555.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

As of December 31, 2022, the Company had 33 such loans with a total remaining future funding commitment of $59,474. The Company advances future funds if the borrower meets certain requirements as specified in the individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the nine months ended September 30, 2023 and 2022.

Note 10 – Transactions with Related Parties

As of September 30, 2023, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of September 30, 2023, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2023 and 2022 and the amount due to related parties at September 30, 2023 and December 31, 2022:

	Three months ended September 30,		Nine months ended September 30,		Payable as of September 30,	Payable as of December 31,
	2023	2022	2023	2022	2023	2022
Organization and offering expense reimbursement (1)	$—	$(7)	$—	$—	$—	$—
Selling commissions and dealer manager fee (2)	—	42	4	96	—	—
Advisory fee (3)	821	916	2,563	2,797	273	296
Loan fees(4)	143	412	323	3,360	1,407	1,419
Accrued stockholder servicing fee (5)	—	3	4	35	453	482
Total	$964	$1,366	$2,894	$6,288	$2,133	$2,197

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

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the nine months ended September 30, 2023, the amounts of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that were subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the nine months ended September 30, 2023, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

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

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants made at each grant date as of September 30, 2023.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Proportion of total shares that vest annually	Vesting Date Year 1	Vesting Date Year 2	Vesting Date Year 3
March 1, 2018	Class P	1,200	$25.00	$30	1/3	3/1/2019	3/1/2020	3/1/2021
January 7, 2019	Class P	1,200	$25.00	$30	1/3	1/7/2020	1/7/2021	1/7/2022
December 2, 2019	Class I	1,197	$25.07	$30	1/3	12/2/2020	12/2/2021	12/2/2022
December 1, 2020	Class I	1,393	$21.54	$30	1/3	12/1/2021	12/1/2022	12/1/2023
October 14, 2021	Class I	1,477	$20.31	$30	1/3	10/14/2022	10/14/2023	10/14/2024
October 3, 2022	Class I	1,534	$19.55	$30	1/3	10/3/2023	10/3/2024	10/3/2025
September 29, 2023	Class I	1,722	$17.42	$30	1/3	9/29/2024	9/29/2025	9/29/2026

Under the Company’s Independent Director Restricted Share Plan, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $22, in the aggregate, for the three and nine months ended September 30, 2023, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $23, in the aggregate, for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company had $62 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.19 years. The total fair value at the vesting date for restricted shares that vested during the nine months ended September 30, 2023 and 2022 was zero and $8, respectively.

A summary table of the status of the restricted shares is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	2,983	$20.11
Granted	1,722	17.42
Vested	—	—
Converted	—	—
Forfeited	—	—
Outstanding at September 30, 2023	4,705	$19.13

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$53,667	$53,667	$29,408	$29,408
Commercial mortgage loans, net	751,258	751,258	842,278	842,278
Total	$804,925	$804,925	$871,686	$871,686
Financial liabilities
Repurchase agreements — commercial mortgage loans	$473,276	$473,276	$488,086	$488,086
Credit facility payable	18,380	18,380	18,380	18,380
Loan participations — sold	57,226	57,226	99,420	99,420
Total	$548,882	$548,882	$605,886	$605,886

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. During the second quarter of 2022, the Company changed the method for calculating the fair value of the commercial mortgage loan portfolio. Since the loans have a short duration to maturity (1.0 years), are not delinquent or impaired (except for one loan impaired as of September 30, 2023 and one loan impaired as of December 31, 2022) and are expected to return to par, the Advisor determined the amortized cost is the best estimate of fair value for all loans except for the impaired loan. For the impaired loan, the estimated fair value also includes the reduction from the allowance for credit losses.
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

Note 13 – Disposition of Real Estate

On September 28, 2023, the Company sold the Renaissance O'Hare property for net proceeds of $11,942 and recorded a gain of $206 on the sale. During May 2023, the Company had recorded an impairment charge of $6,934, which is reflected in the provision for asset impairment on the consolidated statement of operations during the nine months ended September 30, 2023.

Note 14 – Leases

As of December 31, 2022, the Company was the lessee under one ground lease. The ground lease, which commenced on April 1, 1999, was assumed as part of the Renaissance O'Hare acquired through a deed-in-lieu of foreclosure transaction on August 20, 2020. The lease was classified as a finance lease.

Upon assumption of the lease, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%,

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data)

which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. Upon the sale of the property on September 28, 2023 (see Note 13), the Company was no longer obligated under the ground lease.

For the three and nine months ended September 30, 2023 and 2022, total finance lease cost recorded to real estate operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Amortization of right-of-use assets	$—	$18	$30	$54
Interest on lease liabilities	486	492	1,483	1,468
Total finance lease cost	$486	$510	$1,513	$1,522

The table below shows the Company’s finance lease right of use asset, net of amortization as of December 31, 2022:

December 31,
2022
Finance lease right of use asset, gross	$5,549
Accumulated amortization	(167)
Finance lease right of use asset, net of amortization	$5,382

Note 15 – Subsequent Events

The Company has evaluated subsequent events through November 13, 2023, the date the financial statements were issued. The following are updates on the Company’s operations since September 30, 2023.

Common Stock Distributions

On October 30, 2023, the Company announced that the Board authorized distributions to stockholders of record as of October 31, 2023, payable on or about November 17, 2023 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0126	—	0.0037	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0916	$—	$0.1005	$0.1042

Atlas Repo Facility

On November 9, 2023, the Atlas Repo Facility was extended to November 7, 2024. The Company requested and Atlas agreed to reduce the maximum advance amount to $100,000.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023 (the “Annual Report”) and subsequent quarterly reports on Form 10-Q, and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q and, as stated above, may not come into fruition. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relate to the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Recent Developments

In response to inflationary pressures, in 2022 the Federal Reserve began raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it would continue to increase rates until a 2% inflation rate is achieved. The Federal Reserve has also been conducting monetary tightening by increasing the sale of bonds it had purchased on the open market. During the third quarter 2023, the Federal Reserve paused its increase in interest rates to evaluate the impact that the rate increases have had on inflation and has indicated they may be near the peak in rates. Additionally, driven by the shift in Federal Reserve interest rate policy, the general level of interest rates in the market has increased. While such increases in interest rates have resulted in increases in the variable rates we charge on our investments and, hence an increase in our interest income, the interest rates we pay on our repurchase agreements and our interest expense has also increased. We cannot guarantee that the increase in our interest income will not be fully offset by the corresponding increase in our interest expense. Higher interest rates may also slow the pace of loan repayments and increase the number of our borrowers who seek extension of term on their loans. The potential ultimate impact of higher market interest rates on the economy, real estate fundamentals in general and our business is uncertain and difficult to predict.

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

Q3 2023 Highlights

Operating Results:

•
Net income attributable to common stockholders was $3.5 million, or $0.35 per share during the three months ended September 30, 2023 which included $0.7 million in provision for credit losses.
•
We sold the Renaissance O'Hare for net proceeds of $12.0 million and recorded a gain of $0.2 million on the sale. We had recorded an impairment loss of $6.9 million on the property in the second quarter of 2023 when we entered into the sale agreement, resulting in a total net loss of $6.7 million on the property.
•
During the third quarter of 2023, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 7.2% on our aggregate NAV of $17.3317 as of September 30, 2023. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of class-specific fees.

Loan Portfolio:

•
We originated no loans during the three months ended September 30, 2023.
•
We had $5.1 million in advances on previously originated loans and loan repayments of $11.1 million resulting in a 2.7% decrease in our loan portfolio to $751.3 million during the three months ended September 30, 2023. The decrease also includes $17.4 million related to the sale of a loan that was previously subject to a loan participation agreement and $0.7 million of provision for credit losses.
•
All 38 of our loans were current on their contractual interest payments with no interest deferrals during the three months ended September 30, 2023. One loan was placed on non-accrual status as of September 30, 2023 and all future cash collected, including any interest payments, will be applied to its principal balance. As of September 30, 2023, we have recorded an allowance for loan loss of $18.6 million.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended September 30, 2023.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate sold, and our loan portfolio by collateral type and geographical region as of September 30, 2023 and December 31, 2022:

Floating vs. Fixed Rate Debt Investments:

September 30, 2023	December 31, 2022

All Investments by Type:

September 30, 2023	December 31, 2022

Loans by Property Type:

September 30, 2023	December 31, 2022

Loans by Region:

September 30, 2023	December 31, 2022

An investment’s region is defined according to the below map based on the location of property underlying loans in our portfolio.

The changes in our loan portfolio by property type and by region as of September 30, 2023 compared to December 31, 2022 were primarily due to loans that were repaid by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of September 30, 2023	As of December 31, 2022
Principal balance of first mortgage loans	$755,245	$831,007
Number of first mortgage loans	36	41
Principal balance of credit loans	$13,500	13,500
Number of credit loans	2	2
Total balance of loans	$768,745	$844,507
Total number of loans	38	43
All-in yield (1)	8.8%	7.8%
Weighted average years to maximum maturity	2.8	3.3
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield is calculated using the spread plus the values of the indices as of September 30, 2023.

The decrease in the size of our portfolio is primarily due to loan payoffs with no new loans during the nine months ended September 30, 2023. The change in the all-in yield was primarily driven by increases in the LIBOR and SOFR rates.

The table below presents information for each of our commercial mortgage loans as of September 30, 2023:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	10.0%	4/9/23 (7)	HI	Office	67.0%	4
2	9/7/18	First mortgage	24,410	SOFR+3.75%	9.1%	9/9/23 (8)	TX	Office	73.0%	4
3	12/20/18	First mortgage	16,150	SOFR+4.20%	9.5%	12/9/23	AL	Hospitality	63.6%	3
4	5/31/19	First mortgage	11,056	SOFR+3.25%	8.6%	2/9/24	CA	Multifamily	69.9%	3
5	6/18/19	First mortgage	45,983	SOFR+2.75%	8.1%	7/9/26	TX	Office	72.2%	3
6	8/15/19	First mortgage	7,934	SOFR+4.20%	9.5%	11/9/24	TN	Office	44.6%	2
7	9/27/19	First mortgage	16,426	SOFR+3.10%	8.4%	10/9/24	CA	Office	74.5%	3
8	10/4/19	First mortgage	22,616	SOFR+2.90%	8.2%	10/9/24	NC	Office	60.9%	4
9	2/28/20	First mortgage	9,850	SOFR+3.50%	8.8%	3/9/25	FL	Retail	77.7%	2
10	3/5/21	First mortgage	13,647	SOFR+5.00%	10.4%	3/9/26	VA	Office	56.8%	4
11	3/12/21	First mortgage	20,135	SOFR+4.00%	9.4%	3/9/26	MS	Industrial	63.5%	3
12	4/6/21	First mortgage	15,669	SOFR+3.50%	8.9%	4/9/26	AL	Multifamily	69.5%	2
13	4/6/21	First mortgage	12,130	SOFR+3.50%	8.9%	4/9/26	AL	Multifamily	78.2%	2
14	4/15/21	First mortgage	9,090	SOFR+4.00%	9.4%	5/9/26	NJ	Industrial	69.4%	2
15	5/25/21	First mortgage	11,328	SOFR+3.20%	8.6%	6/9/26	TN	Multifamily	80.0%	2
16	5/26/21	First mortgage	15,889	SOFR+3.10%	8.5%	6/9/26	NV	Multifamily	79.6%	2
17	7/1/21	First mortgage	6,430	SOFR+4.50%	9.9%	7/9/26	OH	Mixed Use	78.9%	3
18	10/8/21	First mortgage	29,550	SOFR+3.20%	8.6%	10/9/26	OR	Multifamily	72.2%	5
19	10/15/21	First mortgage	23,354	SOFR+2.95%	8.4%	11/9/26	VA	Multifamily	76.7%	2
20	11/12/21	First mortgage	25,642	SOFR+2.90%	8.3%	11/9/26	TX	Multifamily	73.2%	2
21	11/16/21	First mortgage	24,452	SOFR+3.05%	8.5%	12/9/26	TX	Multifamily	73.7%	2
22	11/17/21	First mortgage	25,127	SOFR+2.85%	8.3%	12/9/26	SC	Multifamily	71.5%	2
23	12/9/21	First mortgage	39,654	SOFR+3.05%	8.5%	12/9/26	GA	Multifamily	71.7%	2
24	12/15/21	First mortgage	25,529	SOFR+3.20%	8.6%	1/9/27	OR	Multifamily	70.2%	2
25	1/14/22	First mortgage	38,387	SOFR+3.40%	8.7%	1/9/27	MO	Multifamily	80.0%	2
26	1/20/22	First mortgage	16,153	SOFR+3.65%	9.0%	2/9/27	NC	Retail	62.6%	2
27	1/26/22	First mortgage	15,496	SOFR+3.55%	8.9%	2/9/27	NJ	Industrial	63.1%	3
28	1/28/22	First mortgage	14,594	SOFR+3.30%	8.6%	2/9/27	NC	Multifamily	69.9%	2
29	2/25/22	First mortgage	30,000	SOFR+3.04%	8.4%	3/9/27	NY	Mixed Use	66.7%	2
30	3/1/22	First mortgage	28,076	SOFR+3.40%	8.7%	3/9/27	TX	Multifamily	77.7%	2
31	3/25/22	First mortgage	16,802	SOFR+3.30%	8.6%	4/9/27	FL	Industrial	69.7%	2
32	4/7/22	First mortgage	13,603	SOFR+3.25%	8.6%	4/9/27	SC	Multifamily	69.0%	2
33	4/19/22	First mortgage	19,124	SOFR+3.40%	8.7%	5/9/26	TX	Multifamily	76.3%	2
34	6/13/22	First mortgage	48,176	SOFR+3.45%	8.8%	6/9/27	TX	Multifamily	73.1%	2
35	9/1/22	First mortgage	27,333	SOFR+3.90%	9.2%	9/9/27	NC	Multifamily	63.4%	2
36	11/17/22	First mortgage	22,000	SOFR+3.90%	9.2%	12/9/27	AL	Multifamily	69.6%	2
37	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
38	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75.2%	3
			$768,745		8.8%				71.0%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of September 30, 2023, an 80% undivided senior interest in each of loan numbers 1, 2, 4, and 8, which includes the right to receive priority interest payments at a rate of S+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average all-in yield calculated using the spread plus the values of the indices as of September 30, 2023. SOFR was 5.32% as of September 30, 2023. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of September 30, 2023, the weighted average SOFR floor was 0.69%.
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
(7)
The loan matured on April 9, 2023 and is currently in maturity default. The borrower is paying maturity default interest until it completes a refinancing by a third party expected to be completed in the fourth quarter of 2023. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(8)
The loan matured on September 9, 2023 and is accruing default interest. The Company is negotiating an extension with the borrower and has recorded a $2.5 million asset-specific CECL reserve.

We entered into master repurchase agreements to fund our loan portfolio. As of September 30, 2023 and December 31, 2022, we had total borrowings of $473,276 (which is net of zero unamortized debt issuance costs) and $488,086 (which is net of $3 of unamortized debt issuance costs), respectively. During the nine months ended September 30, 2023 and the year ended December 31, 2022, we had weighted average borrowings of $569,942 and $551,192 and weighted average borrowing costs of 7.3% and 3.8%, respectively. The increase in weighted average borrowing costs was due to the increase in the SOFR index.

Real Property

During September 2023, we sold the Renaissance O'Hare for net proceeds of $12.0 million and recorded a gain of $0.2 million on the sale. We had recorded an impairment loss of $6.9 million on the property in the second quarter of 2023 when we entered into the sale agreement, resulting in a total net loss of $6.7 million on the property. Upon the sale of the property, we were no longer obligated under the ground lease.

The Renaissance O’Hare was negatively impacted by the COVID-19 pandemic. We recognized net operating income before depreciation and amortization from the hotel of $1.2 million in the nine months ended September 30, 2023. While there was significant improvement in operations in the third quarter in 2023, performance did not return to pre-pandemic levels.

The following table shows the Renaissance O’Hare’s performance trend over the past seven quarters.

Period	Average Occupancy Per Night	Average Revenue Per Available Room (1)	Average Daily Rate (1)
First Quarter 2022	48%	$48	$100
Second Quarter 2022	59%	$87	$146
Third Quarter 2022	59%	$93	$158
Fourth Quarter 2022	55%	$85	$152
First Quarter 2023	55%	$69	$126
Second Quarter 2023	75%	$110	$146
Third Quarter 2023 (2)	73%	$105	$144

(1)
Amounts expressed in whole dollars.
(2)
Reflects information through the date of the sale.

The hotel’s performance improved during the third quarter of 2023 relative to the same period in 2022 primarily due to an increase in travel in the Chicago O’Hare area.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three months ended September 30,
	2023			2022
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$770,170	$17,256	8.8%	$805,589	$11,802	5.7%
Total/Weighted Average	$770,170	$17,256	8.8%	$805,589	$11,802	5.7%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$473,668	$9,267	7.7%	$473,132	$5,026	4.2%
Credit facility—loans	18,380	435	9.3%	—	—	—
Loan participations sold, net	60,358	1,107	7.2%	102,394	1,125	4.3%
Total/Weighted Average	$552,406	$10,809	7.7%	$575,526	$6,151	4.2%
Net interest income/spread		$6,447	1.1%		$5,651	1.6%
Average leverage % (5)	253.7%			250.2%
Weighted average levered yield (6)			11.6%			9.7%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $172 and $33 for the three months ended September 30, 2023 and 2022, respectively, related to bank deposits not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to loan maturities. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease. In the third quarter of 2022, the indices on the loans and borrowings climbed above their respective interest rate floors and have stayed there since. Consequently, the changes in the weighted average yield and the borrowing costs should be more correlated next quarter and in future quarters until such time as the index starts to fall below the floors.

Revenue from Real Estate

During the three months ended September 30, 2023 and 2022, the Renaissance O’Hare generated $4,472 and $4,788, respectively, in revenue. We believe the decrease in revenue was most likely due to a lower average daily rate caused by a competitive regional hotel environment. We sold the Renaissance O’Hare in September 2023.

Net Operating Expenses

Net operating expenses for the three months ended September 30, 2023 and 2022 consisted of the following:

	Three months ended September 30,
	2023	2022
Advisory fee	$821	$916
Debt finance costs	579	451
Directors compensation	21	21
Professional service fees	106	266
Real estate operating expenses	3,625	4,204
Depreciation and amortization	—	276
Other expenses	415	362
Net operating expenses	$5,567	$6,496

Net operating expenses for the three months ended September 30, 2023 and 2022 were $5,567 and $6,496, respectively. The primary driver of the decrease in net operating expenses was related to lower operating costs at the Renaissance O’Hare as we received $388 in Employee Retention Credits and $315 in an Illinois B2B Grant to offset payroll costs.

Net Income

For the three months ended September 30, 2023 and 2022, our net income was $4,992 and $3,976, respectively. The increase in net income was primarily due to a $935 increase in net interest income caused by an increase in interest rates and a $263 improvement in the performance of the Renaissance O’Hare that was partially offset by a $738 increase in the CECL provision.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Nine months ended September 30,
	2023			2022
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$798,391	51,249	8.5%	768,530	29,410	5.1%
Total/Weighted Average	$798,391	$51,249	8.5%	$768,530	$29,410	5.1%
Interest-bearing liabilities:
Repurchase agreements—commercial mortgage loans	$476,021	$26,457	7.3%	$425,573	$9,844	3.1%
Credit facility—loans	18,380	1,193	8.6%	4,521	142	4.1%
Loan participations sold, net	75,541	4,096	7.2%	107,545	2,526	3.1%
Total/Weighted Average	$569,942	$31,746	7.3%	$537,639	$12,512	3.1%
Net interest income/spread		$19,503	1.1%		$16,898	2.0%
Average leverage % (5)	249.5%			232.9%
Weighted average levered yield (6)			11.3%			9.7%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $365 and $33 for the nine months ended September 30, 2023 and 2022, respectively, related to bank deposits not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the change in the composition of our investment portfolio as we invested proceeds from the IPO, the Second Public Offering, the Preferred Stock Offering, and the sale of loan participations to execute our business strategy. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease. In the third quarter of 2022, the indices on the loans and borrowings climbed above their respective interest rate floors and have stayed there since. Consequently, the changes in the weighted average yield and the borrowing costs should be more correlated next quarter and in future quarters until such time as the index starts to fall below the floors.

Revenue from Real Estate

During the nine months ended September 30, 2023 and 2022, the Renaissance O’Hare generated $12,719 and $10,578, respectively, in revenue. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel. We sold the Renaissance O’Hare in September 2023.

Net Operating Expenses

Net operating expenses for the nine months ended September 30, 2023 and 2022 consisted of the following:

	Nine months ended September 30,
	2023	2022
Advisory fee	$2,563	$2,797
Debt finance costs	1,457	1,222
Directors compensation	61	62
Professional service fees	483	749
Real estate operating expenses	11,535	11,204
Provision for asset impairment	6,934	—
Depreciation and amortization	514	835
Other expenses	1,243	1,025
Net operating expenses	$24,790	$17,894

Net operating expenses for the nine months ended September 30, 2023 and 2022 were $24,790 and $17,894, respectively. The primary driver of the increase in net operating expenses was related to the impairment loss recorded on the Renaissance O’Hare.

Net Income

For the nine months ended September 30, 2023 and 2022, our net (loss) income was $(5,722) and $9,615, respectively. The decrease in net income was primarily due to an increase in our CECL reserve by $13,703 and the impairment loss of $6,934 recorded on the Renaissance O’Hare, partially offset by a $2,937 increase in net interest income caused by an increase in interest rates.

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

Our FFO and MFFO are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
GAAP net income attributable to common stockholders	$3,497	$2,482	$(10,187)	$5,083
Depreciation and amortization	—	276	514	835
Provision for asset impairment	—	—	6,934	—
Gain on sale of real estate	(206)	—	(206)	—
Funds from operations attributable to common stockholders	$3,291	$2,758	$(2,945)	$5,918

Amortization of debt financing costs	579	451	1,457	1,222
Non-cash adjustment for ground lease	84	107	305	314
Provision for credit losses	738	—	13,703	—
Adjustment for gain on repurchase and retirement of preferred stock	—	(24)	(21)	(24)
Modified funds from operations attributable to common stockholders	$4,692	$3,292	$12,499	$7,430

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

The following table provides a breakdown of the major components of our net asset value attributable to common stock:

Components of NAV	As of September 30, 2023
Commercial mortgage loans	$757,156
Cash and cash equivalents and restricted cash	53,667
Other assets	5,732
Repurchase agreements - commercial mortgage loans	(473,276)
Credit facility payable	(18,380)
Loan participations sold	(57,226)
Due to related parties	(2,133)
Distributions payable	(1,050)
Accrued interest payable	(1,780)
Accrued stockholder servicing fees (1)	(193)
Other liabilities	(681)
Preferred stock	(86,509)
Net asset value attributable to common stock	$175,327
Number of outstanding shares	10,116

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of September 30, 2023, we have accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of September 30, 2023, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The table below outlines our total NAV and NAV per share by share class as of September 30, 2023:

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$148,316	$12,956	$5,060	$—	$834	$8,148	$175,327
Number of outstanding shares	8,563	746	290	—	48	469	10,116
NAV per share as of September 30, 2023	$17.3211	$17.3702	$17.4283	$—	$17.3636	$17.3678	$17.3317

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of September 30, 2023
Stockholders' equity per GAAP	$253,950
Adjustments:
Unamortized stockholder servicing fee	472
Unamortized offering costs	1,192
Allowance for loan losses excluding specific reserve	6,222
Net asset value	$261,836
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	2,105
Net asset value attributable to common stock	$175,327

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

Our primary sources of liquidity include $53.7 million in cash, $449 million in available capacity on our borrowing facilities, and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point. We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings, including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

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

Cash Flow Analysis

	Nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$12,326	$13,136
Net cash provided by (used in) investing activities	70,468	(151,853)
Net cash (used in) provided by financing activities	(58,535)	128,516
Net increase (decrease) in cash and cash equivalents	$24,259	$(10,201)

We experienced a net increase in cash and cash equivalents of $24,259 for the nine months ended September 30, 2023 compared to a net decrease of $10,201 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we funded $18,661 in mortgage loans, received $77,243 in principal payments from our loans, paid down $14,813 on our borrowing facilities, made net repayments of $28,293 on our loan participations sold, and paid distributions of $13,844.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2022 for a twelve-month term and the maximum advance amount was increased to $375,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. We paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of September 30, 2023. As there was no outstanding balance on the Atlas Repo Facility, we were not subject to any financial covenants.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association ("JPM"). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2023, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo

Facility agreement, should not fall below 150% on a trailing four quarter basis. The amendment on May 5, 2023 removed preferred dividends from the definition of Fixed Charges for purposes of this calculation on a prospective basis. As of September 30, 2023 and December 31, 2022, the EBITDA to Fixed Charges ratio for the trailing four quarters was 154% and 135%, respectively. JPM agreed to waive this covenant as of December 31, 2022. As a result, we were in compliance with all financial covenant requirements as of September 30, 2023 and December 31, 2022.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the Atlas Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. We were in compliance with all financial covenant requirements as of September 30, 2023 and December 31, 2022.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of September 30, 2023 and December 31, 2022:

September 30, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$375,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	473,276	1,323	653,917	7.74%	1,680
Total Repurchase Facilities — commercial mortgage loans	901,076	473,276	1,323	653,917	7.74%	1,680
WA Credit Facility	40,000	18,380	76	29,797	9.33% (2)	527
	$941,076	$491,656	$1,399	$683,714	7.80%	1,637

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,097	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Total Repurchase Facilities — commercial mortgage loans	525,000	488,089	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,469	$1,203	$706,731	6.79%	621

(1)
Excludes zero and $3 of unamortized debt issuance costs at September 30, 2023 and December 31, 2022, respectively.
(2)
Includes 0.50% additional interest rate during the third quarter of 2023 as the minimum deposit balance was not met by us as of June 30, 2023.

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

During July 2023, we sold a senior office loan located in Alexandria, VA. The loan originally had a senior participation sold under a loan participation agreement to a third party. We sold our interest in the loan to the participant counterparty to extinguish the debt. We had previously recorded an asset-specific CECL reserve of $3,483 for this loan which was charged-off against the CECL reserve.

The following table details our loan participations sold as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	4	$71,532	$65,607	S+5.9%	n/a	0.48
Senior participations (3)	4	$57,226	$57,226	S+2.0%	n/a	0.48

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees.
(2)
As of September 30, 2023 and December 31, 2022, the loan participations sold were non-recourse to us.
(3)
During the nine months ended September 30, 2023 and 2022, we recorded $4,096 and $2,526 of interest expense related to loan participations sold, respectively.

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

Distributions

Common Stock

The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since January 1, 2022.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042

The gross distribution was reduced for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at the net distribution amount for those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through September 30, 2023, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2022.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2022.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2022	$1.6875	$0.421875
June 15, 2022	$1.6875	$0.421875
September 15, 2022	$1.6875	$0.421875
December 15, 2022	$1.6875	$0.421875
March 15, 2023	$1.6875	$0.421875
June 15, 2023	$1.6875	$0.421875
September 15, 2023	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Nine months ended September 30,
	2023	2022
Distributions to Holders of Common Stock
Paid in cash	$9,358	$9,490
Reinvested in shares	85	487
Total distributions	$9,443	$9,977
Net cash provided by operating activities	$12,326	$13,136

During the nine months ended September 30, 2023 and 2022, 100% of our distributions were paid from cash flows from operating activities generated during the period.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report under the heading “Summary of Critical Accounting Policies.” The following is an update to our critical accounting policies during the nine months ended September 30, 2023.

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

Adverse economic conditions could negatively impact the commercial properties underlying our investments resulting in potential borrower delinquencies or defaults. If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the nine months ended September 30, 2023 and 2022, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both September 30, 2023 and December 31, 2022, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2022 to September 30, 2023 was primarily due to the Federal Reserve increasing interest rates and SOFR increasing above the minimum interest rate floors for our investment portfolio and borrowings.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2023	December 31, 2022
(-) 50 Basis Points	(4.16)%	(4.49)%
(-) 25 Basis Points	(2.08)%	(2.25)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.08%	2.25%
(+) 50 Basis Points	4.16%	4.49%

For this analysis, SOFR was assumed to not fall below zero.

LIBOR Transition

The ICE Benchmark Administration Limited (“IBA”) has been compelled by the UK Financial Conduct Authority to publish the 1-, 3- and 6-month US Dollar LIBOR setting through September 30, 2024. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. As of September 30, 2023, all of our commercial mortgage loan agreements and our Facilities have been modified to be indexed to SOFR.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, inflation, disruptions in the labor market (including labor shortages and unemployment), the turbulence in the stock market related to the COVID-19 pandemic and the current military conflicts in Ukraine and the Middle East, could cause our stockholders to seek to sell their shares to us pursuant to our SRP at a time when such events are adversely affecting the performance of our assets. Our SRP is currently suspended. If we decide to satisfy all repurchase requests within the limits of our SRP, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

Our CRE debt and securities investments are subject to the risks typically associated with CRE.

Our CRE debt and securities investments are subject to the risks typically associated with CRE, including:

•
local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, virus outbreaks and pandemics, war and military conflicts (including volatility as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East), the sovereign debt crisis, inflation and other factors;
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

Many of our investments may be susceptible to economic slowdowns, recessions, depressions or a pandemic, which could lead to financial losses and a decrease in revenues, earnings and assets. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies, and in the case of the conflict in the Middle East. An economic slowdown, or recession or depression, in addition to other economic and non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Borrowers may be less likely to achieve their business plans and be able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. In addition, declining real estate values will reduce the value of any of our investments. A strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to finance our portfolio, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to pay distributions to stockholders.

We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to pay distributions to our stockholders is dependent upon the success and economic viability of such borrowers and tenants.

The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses. Our borrowers and tenants may be negatively affected by continued disruptions in global supply chains, labor shortages, broad inflationary pressures or military conflicts (including volatility as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East), any of which may have a negative impact on our borrowers’ ability to execute on their business plans and their ability to perform under the terms of their loan obligations.

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
•
changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment (including military conflicts, such as the ongoing conflicts between Russia and Ukraine and in the Middle East);
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

As of November 13, 2023, we do not have any investments in properties located or secured by properties located outside the United States.

The CRE industry has been and may continue to be adversely affected by economic conditions in the United States and global financial markets generally.

Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, virus outbreaks, energy and commodity prices, geopolitical issues, and military conflicts (including the ongoing conflicts between Russia and Ukraine and in the Middle East), inflation, deflation, Federal Reserve short-term rate decisions, foreign exchange rates, the availability and cost of credit, the Chinese economy and the relationship between the Chinese and U.S. governments have contributed to increased economic uncertainty. These factors could cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On September 29, 2023, we issued 574.017 shares of restricted stock to each of our independent directors for their service as such. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

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

As of September 30, 2023, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the proceeds from the Public Offerings:

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

(1)
Excludes company-level offering costs of $6,304.

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

As of September 30, 2023, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering:

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

During the nine months ended September 30, 2023, we repurchased no shares of our common stock.

Repurchases of Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a change in control and we do not redeem the shares within 120 days of the change in control event. For the nine months ended September 30, 2023, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

Series A Preferred Repurchase Program

On August 11, 2022, the Board authorized and approved the Series A Preferred Repurchase Program through December 31, 2022 pursuant to which we were permitted to repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of our Series A Preferred Stock. On November 10, 2022, the Board approved the extension of the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of our Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the nine months ended September 30, 2023, we purchased and retired 4,143 shares of Series A Preferred Stock resulting in a gain of less than $0.1 million from these repurchases. On January 30, 2023, our Board approved the termination of the Series A Preferred Repurchase Program.

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	November 13, 2023

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 13, 2023