Form 10-K
period 2023-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2024-03-15
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

There is no established market for the registrant’s shares of common stock. As of March 14, 2024, the Registrant had 10,116,192 shares of common stock outstanding, consisting of: 8,562,777 shares of Class P common stock, 745,887 shares of Class A common stock, 290,345 shares of Class T common stock, 48,015 shares of Class D common stock, 469,168 shares of Class I common stock and no shares of Class S common stock.

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
•
If we are unable to raise future equity capital, we will be limited in the number and type of investments we make and the value of investments in us will fluctuate with the performance of the specific assets we have acquired.
•
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
•
Because we are dependent upon Inland InPoint Advisor, LLC (the “Advisor”), SPCRE InPoint Advisors, LLC (the “Sub-Advisor”) and their affiliates to conduct our operations, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
•
Failure by us, the Advisor, the Sub-Advisor, the Dealer Manager or our service providers (including our transfer agent), tenants or borrowers to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

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
•
CRE debt restructurings may reduce our net interest income or require provisions for credit losses.
•
Our CRE debt and securities investments may be adversely affected by changes in credit spreads.
•
Provision for credit losses is difficult to estimate, particularly in a challenging economic environment.
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
•
Environmental compliance costs and liabilities associated with any properties we own or our real estate-related investments may materially impair the value of our investments and expose us to liability.
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

We are externally managed by the Advisor, a wholly owned indirect subsidiary of Inland Real Estate Investment Corporation (“IREIC”), our sponsor, a member of Inland. “Inland” refers to The Inland Real Estate Group of Companies, Inc. which is comprised of a group of independent legal entities some of which may be affiliates, share some common ownership or have been sponsored and managed by such entities or subsidiaries thereof including IREIC. The Advisor is responsible for coordinating the management of the day-to-day operations and originating, acquiring and managing our CRE investment portfolio, subject to the supervision of our board of directors (the “Board”). The Advisor performs its duties and responsibilities as our fiduciary pursuant to an amended and restated advisory agreement dated July 1, 2021 among the Company, the Advisor and the Operating Partnership (as amended, the “Advisory Agreement”).

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

On October 25, 2016, we commenced a private offering (the “Private Offering”) of up to $500.0 million in shares of Class P common stock (“Class P Shares”). Inland Securities Corporation, an affiliate of the Advisor (the “Dealer Manager”), served as the dealer manager for the Private Offering. We continued to accept Private Offering subscription proceeds through July 16, 2019 from subscription agreements executed no later than June 28, 2019. We issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276.7 million.

On March 22, 2019, we filed a Registration Statement on Form S-11 (File No. 333-230465) (the “Registration Statement”) to register up to $2.35 billion in shares of common stock in our initial public offering (the “IPO”), and on May 3, 2019, the Securities and Exchange Commission (the “SEC”) declared the Registration Statement effective and we commenced the IPO. The purchase price per share for each class of common stock in the IPO varied and generally equaled our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager served as our exclusive dealer manager for the IPO on a best efforts basis.

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

On April 28, 2022, the Company filed a registration statement on Form S-11 (File No. 333-264540) (the “2022 Registration Statement”) with the SEC to register up to $2.2 billion in shares of common stock, which was declared effective by the SEC on November 2, 2022 (the “Second Public Offering”, and collectively with the IPO, the “Public Offerings”).

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which we were permitted to repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved the extension of the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws.

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, the Board approved, effective immediately, the suspension of the operation of the SRP. In connection with such suspension, the Board also approved the suspension of the sale of shares in the primary portion of the Second Public Offering (the “Primary Offering”), effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Primary Offering, the SRP, and the DRP shall each remain suspended unless and until such time as the Board approves their resumption. In connection with the foregoing, the Board decided to evaluate strategic alternatives available to us. On January 30, 2023, the Board also unanimously approved the termination of the Series A Preferred Repurchase Program.

As of March 14, 2024, we had issued 794,715 Class A shares, 464,881 Class T shares, 53,815 Class D shares and 489,069 Class I shares in the Public Offerings, resulting in gross proceeds of $44.9 million, including proceeds from the DRP. As of March 14, 2024, $2.198 billion of common stock remained available to be sold in the Second Public Offering.

For more information on the Public Offerings and the Preferred Stock Offering, see Part IV, Item 15, “Note 6 – Stockholders’ Equity.”

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

The per share purchase price for shares purchased pursuant to the DRP is equal to the most recently published transaction price at the time the distribution is payable. Stockholders do not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our

NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP.

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

Investment Portfolio

Our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of the underlying collateral securing the CRE debt and CRE securities. We intend that the real estate underlying our CRE debt and CRE securities investments, as well as CRE equity investments we may make, will be located within the United States and diversified by property type, geographic location, owner/operator and tenant. As of December 31, 2023 and 2022, our investment portfolio consisted of $722.0 million and $842.3 million, respectively, in commercial mortgage loans held for investment. On September 28, 2023, we sold the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) property, a 362-room hotel located in Chicago, Illinois, which we had acquired via deed-in-lieu-of-foreclosure on August 20, 2020, from the borrower under one of our first mortgage loans.

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

Since bespoke whole commercial real estate loan investments are not divisible and cannot be allocated pro rata as a general matter, the Sub-Advisor and its affiliates will allocate investment opportunities on a pre-determined rotational order and maintain a record of such rotational allocations. Any new account will be added to the bottom of the rotational queue. If, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then atop the rotational queue, the investment opportunity is allocated to such account which is then moved to the bottom of the rotational queue and all other accounts retain their respective relative existing positions in the rotational queue. If, however, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then atop the rotational queue, the investment opportunity is reviewed for suitability with respect to the next account in chronological order in the rotational queue. If Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity is allocated to such account which is then moved to the bottom of the rotational queue and all other accounts retain their respective relative existing positions in the rotational queue. If, however, upon consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity is reviewed for suitability with respect to the next account in chronological order in the rotational queue. This process continues until the investment opportunity is deemed suitable for the account with the highest chronological priority in the rotational queue and is, thus, allocated the investment opportunity and thereupon moved to the bottom of the rotational queue.

Seasonality

Our results of operations in 2023 reflected the seasonal nature of our hospitality property, the Renaissance O’Hare, which was sold in September 2023. Seasonal slowdown at the Renaissance O’Hare was generally in the fourth quarter and first quarter of each year.

Governmental Regulations

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

Our Corporate Information

Our principal executive offices are located at 2901 Butterfield Rd., Oak Brook, Illinois 60523, our telephone number is (866) 694-6526 and our website is www.inland-investments.com/inpoint. From time to time, we may use our website as a distribution channel for material company information. Our website is not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. We will provide a copy of this Annual Report on Form 10-K, including financial statements and schedules, without charge upon written request delivered to our principal executive offices. We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A. Risk Factors.

Risks Related to an Investment in Our Company

We have had an accumulated deficit in the past and may continue to have an accumulated deficit in the future.

Our accumulated deficit as of December 31, 2023 and 2022 was $89.0 million and $60.9 million, respectively. We may continue to have an accumulated deficit in the future.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, inflation, disruptions in the labor market (including labor shortages and unemployment) and the current military conflicts in Ukraine and in the Middle East, could cause our stockholders to seek to sell their shares to us pursuant to our SRP at a time when such events are adversely affecting the performance of our assets. Our SRP is currently suspended. If we decide to satisfy all repurchase requests within the limits of our SRP, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

We may not generate sufficient earnings and cash flow from operations to fully fund distributions to stockholders. Therefore, we have and may again choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of the Public Offerings, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. We have funded distributions, in part, using offering proceeds and, in the future, we may again pay distributions from sources other than earnings and cash flow from operations. During the year ended December 31, 2023, we did not use offering proceeds to pay distributions.

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

If we are unable to raise future equity capital, we will be limited in the number and type of investments we make and the value of investments in us will fluctuate with the performance of the specific assets we have acquired.

Our Second Public Offering was being made on a “best efforts” basis, meaning that the Dealer Manager and broker-dealers participating in the distribution of shares in our Second Public Offering (“participating broker-dealers”) were only required to use their best efforts to sell our shares and had no firm commitment or obligation to purchase any shares of our common stock in our Public Offerings. Our Second Public Offering is currently suspended. As of March 14, 2024, we had received and accepted investors’ subscriptions for and issued 794,715 Class A shares, 464,881 Class T shares, 53,815 Class D shares and 489,069 Class I shares in the IPO and Second Public Offering, resulting in gross proceeds of $44.9 million, including proceeds from the DRP. If we are unable to raise future equity capital, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we were able to raise substantial funds in our Second Public Offering. Our inability to raise future equity capital would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to our stockholders.

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

Because we are dependent upon the Advisor, the Sub-Advisor and their affiliates to conduct our operations, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on the Advisor, the Sub-Advisor and their affiliates to manage our operations and our portfolio. The Advisor, the Sub-Advisor and their affiliates depend upon the direct and indirect fees and other compensation or reimbursement of costs that they receive from us and other companies affiliated with Inland and Sound Point, respectively, and in connection with the management of our business and assets to conduct their operations. Any adverse changes in the financial condition of the Advisor and the Sub-Advisor or their respective parent entities and control persons could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

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

Failure by us, the Advisor, the Sub-Advisor, the Dealer Manager or our service providers (including our transfer agent), tenants or borrowers to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

We, the Advisor, the Sub-Advisor, the Dealer Manager and our service providers (including our transfer agent), tenants and borrowers are dependent on the effectiveness of our respective information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems or insufficient policies or procedures, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

Our operations may be subject to an increasing number of cyber incidents, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our success depends in part on our ability to provide effective cybersecurity protection in connection with our business, and the digital technologies and internal digital infrastructure we utilize. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by the Advisor, the Sub-Advisor, the Dealer Manager, service providers (including our transfer agent), tenants, borrowers or other third parties. We may also utilize software and other digital products and services that store, retrieve, manipulate, and manage our information and data, external data, personal data of our Advisor, Sub-Advisor, Dealer Manager, service providers (including our transfer agent), tenants, stockholders, borrowers or other third parties, and our own information and data.

Our digital technologies, as well as third-party products, services and technologies that we rely on, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We have experienced and will continue to experience varying degrees of cyber events in the normal conduct of our business, including defending against attacks from social engineering such as phishing. Even if we successfully defend our own digital technologies and internal digital infrastructure, we also rely on providers of third-party products, services, and networks, with whom we may share data, and who may be unable to effectively defend their digital technologies, services and internal digital infrastructure against attack.

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to data of our Advisor, Sub-Advisor, Dealer Manager, service providers (including our transfer agent), tenants, stockholders, borrowers or other third parties, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, or loss of control of our operations could result in significant damage to our reputation or disruption to our business and to our Advisor, Sub-Advisor, Dealer Manager, service providers (including our transfer agent), tenants, borrowers or other third parties. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer using our services, which could have a material adverse impact on our financial condition, results of operations, cash flows, and future prospects.

In addition, if our systems or third-party products, services, and network systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to any of our intellectual property, proprietary or confidential information; loss of data or disruption to our Advisor, Sub-Advisor, Dealer Manager, service providers (including the transfer agent), tenants, borrowers or other third parties; breach of personal data; interruption of our business operations; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees (if any), our Advisor, Sub-Advisor, the Dealer Manager, service providers, tenants, stockholders, borrowers or other third parties, and may result in claims against us.

Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, or implement strategic initiatives.

We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives, and, in connection with our use of these systems, we rely on the cybersecurity strategy and policies implemented by Inland. Any disruptions in these systems or the failure of these systems to operate as expected could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We cannot guarantee that disruptions will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.

We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks in the normal course of business. Our Advisor is continuously developing and enhancing our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and new regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. We also face cybersecurity risks due to our reliance on internet technology, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities.

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely effect our business, operations, results of operations and profitability.

Because our systems sometimes retain information about our Advisor, Sub-Advisor, Dealer Manager, service providers (including our transfer agent), tenants, stockholders, borrowers or other third parties, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could in the future lead, to disruptions in our services or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices.

Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our Advisor, Sub-Advisor, Dealer Manager, service providers (including our transfer agent), tenants, stockholders, borrowers or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

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
•
Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business. Before making a loan to a borrower, we assess the strength and skills of an entity’s management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

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

CRE debt restructurings may reduce our net interest income or require provisions for credit losses.

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

Provision for credit losses is difficult to estimate, particularly in a challenging economic environment.

In a challenging economic environment, we may experience an increase in provisions for credit losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.

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

Our primary interest rate exposures relate to the yield on our loans and the financing cost of our debt. Changes in interest rates and credit spreads may affect our net income from loans, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. The U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions during 2022 and 2023. During the third quarter of 2023, the Federal Reserve paused its increase in interest rates to evaluate the impact that the rate increases have had on inflation and has indicated they may be near the peak in rates. Any further increases would increase our borrowers’ interest payments and for certain borrowers may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values.

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

Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the properties included in a securitization pool or select CRE equity investments and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Lease defaults, terminations or landlord-tenant disputes from single-tenant net leased investments may reduce our income.

To the extent we acquire single-tenant net leased investments, the creditworthiness of those tenants in real estate investments could become negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations.

If we acquire single-tenant net leased properties, we may have difficulty selling or re-leasing those properties, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are especially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Inland and the Sub-Advisor. Inland’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Inland’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Inland has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Inland’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help our sponsor and Advisor to prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Advisor, and Dealer Manager. Inland’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our Advisor, and Dealer Manager, is integrated into Inland’s risk management program. In addition, Inland periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs, including performing penetration testing of Inland’s networks, and security assessments of the effectiveness of Inland’s information technology environment to identify potential vulnerabilities.

Inland’s cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities as well as regular phishing simulations for all of the employees of the Advisor and its affiliates. Inland undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of our Advisor, and Dealer Manager, and our critical third-party vendors (including the transfer agent) and other partners.

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Advisor, Dealer Manager and service providers (including the transfer agent), tenants, borrowers, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 19 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Advisor’s management, and our Board and Audit Committee, as appropriate.

The Sub-Advisor’s cybersecurity program provides a structured approach which serves to promote practices, procedures, and methodologies that seek to appropriately mitigate information security risks on behalf of its investment vehicles and its underlying investors. At all times, the Sub-Advisor seeks to proactively identify potential risks to its business and develop policies and procedures to minimize such risks. The Sub-Advisor has implemented data security policies, which include provisions to limit access to sensitive data only to those who require it; to follow a policy of least privilege; and an authorization process for those who otherwise request access to data. The Sub-Advisor has also implemented backup and recovery procedures, with backup occurring on a nightly basis and disaster recovery tests conducted on an annual basis. The Sub-Advisor’s internal systems are protected by security measures, including hardening policies, firewalls, and disaster recovery tests. In addition, the Sub-Advisor makes use of encryption standards on its systems and requires multifactor authentication for remote access. The Sub-Advisor ensures company-related data is compartmentalized on its employees’ personal mobile devices and ensures that its employees are trained on and subject to appropriate confidentiality obligations. The Sub-Advisor performs security risk assessments on a monthly basis and additionally conducts internal and external penetration tests on an annual basis.

The Sub-Advisor has developed a comprehensive incident response plan and established a Cybersecurity Task Force which leads the effort for enhancing data protection practices and is responsible for administering the cybersecurity policy and determining and implementing the appropriate technical and organizational measures within the firm for the safeguarding of sensitive data. The Director of Information Technology at the Sub-Advisor is primarily responsible for assessing cyber risk and bringing risks to the attention of the other members of the Cybersecurity Task Force. The Sub-Advisor has also engaged a third-party to assist with tasks such as planning incident response plans, conducting tabletop exercises, conducting phishing exams, etc.

Oversight of Cybersecurity Risks

The Board and our Audit Committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our Board and/or our Audit Committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us and the Advisor, the Sub-Advisor, and the Dealer Manager and the measures we, the Advisor, the Sub-Advisor and the Dealer Manager are taking to mitigate such risks. In addition to such reports and updates, our Board and/or our Audit Committee receive updates from management as to changes to our and the Advisor’s, the Sub-Advisor’s and the Dealer Manager’s cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow Inland’s incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the Board or Audit Committee, as appropriate.

Impact of Cybersecurity Risks

As of the date of this filing, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Part I, Item 1A, Risk Factors, Risks Related to an Investment in Our Company” for more information regarding cybersecurity risks.

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

Our total net asset value attributable to common stock presented in the following table includes the NAV of our Class A, Class T, Class S, Class D, and Class I common stock being sold in our offering, as well as our Class P common stock, which is not being sold in our offering. The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of December 31, 2023, ($ and shares in thousands, except per share data):

Components of NAV	As of December 31, 2023
Commercial mortgage loans	$727,586
Cash and cash equivalents and restricted cash	54,143
Other assets	5,611
Repurchase agreements — commercial mortgage loans	(457,438)
Credit facility payable	(9,498)
Loan participations sold	(57,226)
Due to related parties	(2,028)
Distributions payable	(1,050)
Interest payable	(1,792)
Accrued stockholder servicing fees (1)	(202)
Other liabilities	(461)
Preferred stock	(86,690)
Net asset value attributable to common stock	$170,955
Number of outstanding common shares	10,116
____________

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of December 31, 2023, we have accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of December 31, 2023, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of December 31, 2023 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S (1)	Class D	Class I	Total
Monthly NAV	$144,614	$12,633	$4,936	$—	$813	$7,946	$170,955
Number of outstanding shares	8,563	746	290	—	48	469	10,116
NAV per share as of December 31, 2023	$16.8887	$16.9375	$16.9999	$—	$16.9316	$16.9362	$16.8995

(1)
As of December 31, 2023, we had not sold any Class S shares in our offering.

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	As of December 31, 2023
Stockholders’ equity per GAAP	$250,551
Adjustments:
Unamortized stockholder servicing fee and other expenses	325
Unamortized offering costs	896
Credit losses reserve adjustment	5,872
Net asset value	$257,644
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	1,925
Net asset value attributable to common stock	$170,955

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

•
Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans. Our Advisor estimates the fair value of our loan portfolio in accordance with the methodologies contained in our valuation guidelines approved by our Board. In general, the loan portfolio will be valued at amortized cost, subject to impairment testing. As of January 1, 2023, we are required under GAAP to record a Current Expected Credit Loss (CECL) reserve on the CRE debt portfolio that will be adjusted at least quarterly. The analytical portion (which is based on a probability-weighted quantitative analytical model that considers the likelihood of default and loss-given-default for each individual loan) of the CECL reserve is excluded from the value of the loans. The value of the loans does include any specific reserves for collateral-dependent loans included in the CECL reserve amount. We believe this methodology is consistent with institutional valuation practices and provides an appropriate valuation for purposes of establishing a purchase and repurchase price for our shares of common stock as it relates to assets that are intended to be held to maturity.
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

Stockholders

As of March 14, 2024, there were 2,449 holders of Class P, 262 holders of Class A, 136 holders of Class T, 11 holders of Class D, 156 holders of Class I and no holders of Class S common stock.

Distribution Reinvestment Plan

We adopted a DRP, effective May 3, 2019 (currently suspended), whereby holders of Class A, Class T, Class S, Class D and Class I shares have their cash distributions automatically reinvested in additional shares of our common stock unless they elect to receive their distributions in cash or if the stockholder’s state or participating dealer does not allow automatic enrollment. Investors that are not automatically enrolled in our DRP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the DRP will be immediately reinvested in our shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the DRP is equal to the most recently published transaction price at the time the distribution is payable. Stockholders do not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP. Shares acquired under the DRP will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in our offerings.

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

With each stock grant, we award each of our independent directors an equal number of shares. The table below summarizes total stock grants we made at each grant date as of December 31, 2023 ($ in thousands except for per share data).

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

As of December 31, 2023, we have granted 9,723 restricted shares of which 6,486 have vested and none were forfeited. During the years ended December 31, 2023, 2022 and 2021, compensation expense associated with the restricted shares issued to the independent directors was $31, $32 and $34, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

We did not have any recent sales of unregistered securities during the period covered by this Annual Report that were not disclosed in a quarterly report on Form 10-Q or current report on Form 8-K.

Use of Proceeds

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465), covering the IPO of up to $2.35 billion in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. On April 28, 2022, the Company filed a registration statement on Form S-11 (File No. 333-264540) (the “2022 Registration Statement”) with the SEC to register up to $2.2 billion in shares of common stock, which was declared effective by the SEC on November 2, 2022 (the “Second Public Offering”). Inland Securities Corporation served as our dealer manager for the Public Offerings. On January 30, 2023, the Board unanimously approved the suspension of the sale of shares in the primary portion of the public offering (the “Primary Offering”), effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023.

The offering price for each class of our common stock was determined monthly and was made available on our website and in prospectus supplement filings. As of December 31, 2023, we received net offering proceeds of $42.8 million from the Public Offerings. We primarily used the net offering proceeds from the Public Offerings to originate CRE loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands except for per share data):

	Class A Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary shares sold	794,715	464,881	—	53,815	489,069	1,802,480
Gross proceeds from primary offering	$19,695	$11,309	$—	$1,237	$10,999	$43,240
Reinvestments of distributions	619	304	—	93	658	1,674
Total gross proceeds	20,314	11,613	—	1,330	11,657	44,914
Selling commissions and dealer manager fees	1,142	313	—	—	—	1,455
Stockholder servicing fees	—	547	—	98	—	645
Total expenses	1,142	860	—	98	—	2,100
Net offering proceeds(1)	$19,172	$10,753	$—	$1,232	$11,657	$42,814

(1)
Excludes company-level offering costs of $7,321.

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

Share Repurchase Plan

We have adopted an SRP, effective May 3, 2019, whereby on a monthly basis, stockholders who have held our shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our Board modifies, suspends or terminates the SRP.

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

During the year ended December 31, 2023, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event.

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which we were permitted to repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the year ended December 31, 2023, we repurchased and retired 4,143 shares of Series A Preferred Stock resulting in a gain of less than $0.1 million from these repurchases. On January 30, 2023, our Board unanimously approved the termination of the Series A Preferred Repurchase Program.

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

Recent Developments

In response to inflationary pressures, in 2022 the Federal Reserve began raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it would continue to increase rates until a 2% inflation rate is achieved. The Federal Reserve has also been conducting monetary tightening by increasing the sale of bonds it had purchased on the open market. During the third quarter of 2023, the Federal Reserve paused its increase in interest rates to evaluate the impact that the rate increases have had on inflation and has indicated they may lower rates three times during 2024.

We did not originate any new loans during 2023 as we chose to focus on liquidity with several loans nearing their maturity dates. We anticipate this to continue at least for the first half of 2024. The commercial real estate lending market tightened as the Federal Reserve raised rates and lenders concerns over property performance increased. Concerns over office properties continue as tenants evaluate the amount of space they need with more employees working from home. In general, property valuations have decreased as capitalization rates for commercial real estate assets have increased with overall interest rates.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. While there has been some increase in competition for new loans in the fourth quarter 2023, refinancing risk continues to be a focus. As such, for our CECL reserve, we have placed additional focus on loans with maturity dates nine months from year end to determine if the collateral value would be sufficient to cover the outstanding loan principal balance and have recorded an asset-specific CECL reserve when necessary.

Company Update - Review of Strategic Alternatives

As previously disclosed in our most recent Quarterly Reports on Form 10-Q and Current Reports on 8-K, in connection with the suspension of the primary offering, share repurchase program and distribution reinvestment plan, the Board has determined to evaluate strategic alternatives available for the Company. In furtherance of this evaluation, the Company has announced that it has engaged Robert A. Stanger & Co., Inc., an investment banking firm, to assist in evaluating strategic alternatives available to the Company. There is no assurance that the Company will be able to successfully implement any strategic alternative. In addition, our strategic efforts may continue to evolve or change over time. We make no undertaking to update you on future developments in this regard; however, to the extent our strategic efforts change in a material way, we may provide updates to the extent legally possible, through our public filings with the SEC.

2023 Highlights

Operating Results:

•
Net loss attributable to common stockholders was $10.4 million, or $1.03 per share during the year ended December 31, 2023, which included $16.9 million in provision for credit losses.
•
During the third quarter of 2023, we sold the Renaissance O’Hare for net proceeds of $12.0 million and recorded a gain of $0.2 million on the sale. We had recorded an impairment loss of $6.9 million on the property in the second quarter of 2023 when we entered into the sale agreement, resulting in a total net loss of $6.7 million on the property.
•
We declared gross distributions of $1.25 per common share during the year ended December 31, 2023. During the fourth quarter of 2023, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 7.4% on our aggregate NAV of $16.8995 as of December 31, 2023. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the year ended December 31, 2023.
•
We had $23.1 million in advances on previously originated loans and loan repayments of $107.5 million resulting in a 14.3% decrease in our loan portfolio to $722.0 million during the year ended December 31, 2023. The decrease also includes $17.4 million related to the sale of a loan that was previously subject to a loan participation agreement and $18.3 million of provision for credit losses, which includes $4.8 million from the adoption of ASU 2016-13 and is net of charge-offs of $3.5 million.
•
34 out of our 36 loans were current on their contractual interest payments with no interest deferrals during the year ended December 31, 2023. The remaining two loans were placed on nonaccrual status during 2023. After being placed on nonaccrual status, any cash collected, including any interest payments, on such loans is applied against their principal balance.

Capital Markets and Financing Activity:

•
We had net repayments of $30.7 million on our repurchase agreements and principal repayments of loan participations of $28.7 million during the year ended December 31, 2023.
•
In May 2023, we extended the JPM Repo facility maturity date to May 6, 2026 with the option to extend further to May 6, 2028. In addition, we increased the maximum facility amount to $526.1 million.
•
During 2023, we paid a total of $18.5 million in distributions to common and preferred stockholders.

Portfolio

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate sold, and our loan portfolio by collateral type and geographical region as of December 31, 2023 and 2022.

Floating Vs. Fixed Rate Debt Investments:

December 31, 2023	December 31, 2022

All Investments by Type:

December 31, 2023	December 31, 2022

Loans by Property Type:

December 31, 2023	December 31, 2022

Loans by Region:

December 31, 2023	December 31, 2022

An investment’s region is defined according to the below map based on the location of underlying property.

Commercial Mortgage Loans Held for Investment

	As of December 31, 2023	As of December 31, 2022
Principal balance of first mortgage loans	$729,380	$831,007
Number of first mortgage loans	34	41
Principal balance of credit loans	$13,500	$13,500
Number of credit loans	2	2
Total balance of loans	$742,880	$844,507
Total number of loans	36	43
All-in yield (1)	8.1%	7.8%
Weighted average years to maximum maturity	2.5	3.3
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield is calculated using the spread plus the values of the indices as of December 31, 2023.

The decrease in the size of our portfolio is primarily due to loan payoffs with no new loans originated during the year ended December 31, 2023. The change in the all-in yield was primarily driven by increases in the SOFR rate.

The tables below present select loan information for each of our commercial mortgage loans as of:

December 31, 2023

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(4)	All-in Yield (2)(4)	Maximum Maturity (5)	State	Property Type	LTV (6)	Risk Rating (7)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	10.1%	4/9/23 (8)	HI	Office	67.0%	4
2	9/7/18	First mortgage	24,411	SOFR+3.75%	(4)	9/9/23 (9)	TX	Office	73.0%	4
3	5/31/19	First mortgage	11,056	SOFR+3.25%	8.6%	2/9/24 (10)	CA	Multifamily	69.9%	3
4	6/18/19	First mortgage	45,983	SOFR+2.75%	8.1%	7/9/26	TX	Office	72.2%	3
5	8/15/19	First mortgage	7,934	SOFR+4.20%	9.6%	11/9/24	TN	Office	44.6%	2
6	9/27/19	First mortgage	13,626	SOFR+3.10%	8.5%	10/9/24	CA	Office	74.5%	3
7	10/4/19	First mortgage	22,616	SOFR+2.90%	8.3%	10/9/24 (11)	NC	Office	60.9%	4
8	2/28/20	First mortgage	9,850	SOFR+3.50%	8.8%	3/9/25	FL	Retail	77.7%	2
9	3/5/21	First mortgage	13,647	SOFR+5.00%	10.4%	3/9/26	VA	Office	56.8%	5
10	3/12/21	First mortgage	20,135	SOFR+4.00%	9.4%	3/9/26	MS	Industrial	63.5%	3
11	4/6/21	First mortgage	15,737	SOFR+3.50%	9.0%	4/9/26	AL	Multifamily	69.5%	2
12	4/6/21	First mortgage	12,226	SOFR+3.50%	9.0%	4/9/26	AL	Multifamily	78.2%	2
13	4/15/21	First mortgage	9,090	SOFR+4.00%	9.5%	5/9/26	NJ	Industrial	69.4%	2
14	5/26/21	First mortgage	15,889	SOFR+3.10%	8.6%	6/9/26	NV	Multifamily	79.6%	2
15	7/1/21	First mortgage	6,430	SOFR+4.50%	10.0%	7/9/26	OH	Mixed Use	78.9%	3
16	10/8/21	First mortgage	29,550	SOFR+3.20%	(4)	5/9/24	OR	Multifamily	72.2%	5
17	10/15/21	First mortgage	23,533	SOFR+2.95%	8.4%	11/9/26	VA	Multifamily	76.7%	2
18	11/12/21	First mortgage	25,696	SOFR+2.90%	8.4%	11/9/26	TX	Multifamily	73.2%	2
19	11/16/21	First mortgage	24,581	SOFR+3.05%	8.5%	12/9/26	TX	Multifamily	73.7%	2
20	11/17/21	First mortgage	25,453	SOFR+2.85%	8.3%	12/9/26	SC	Multifamily	71.5%	2
21	12/9/21	First mortgage	39,817	SOFR+3.05%	8.5%	12/9/26	GA	Multifamily	71.7%	2
22	12/15/21	First mortgage	25,529	SOFR+3.20%	8.7%	1/9/27	OR	Multifamily	70.2%	2
23	1/14/22	First mortgage	38,730	SOFR+3.40%	8.8%	1/9/27	MO	Multifamily	80.0%	2
24	1/20/22	First mortgage	16,153	SOFR+3.65%	9.0%	2/9/27	NC	Retail	62.6%	2
25	1/26/22	First mortgage	15,496	SOFR+3.55%	8.9%	2/9/27	NJ	Industrial	63.1%	3
26	1/28/22	First mortgage	14,744	SOFR+3.30%	8.7%	2/9/27	NC	Multifamily	69.9%	2
27	2/25/22	First mortgage	30,000	SOFR+3.04%	8.4%	3/9/27	NY	Mixed Use	66.7%	2
28	3/1/22	First mortgage	28,536	SOFR+3.40%	8.8%	3/9/27	TX	Multifamily	77.7%	2
29	3/25/22	First mortgage	16,852	SOFR+3.30%	8.7%	4/9/27	FL	Industrial	69.7%	2
30	4/7/22	First mortgage	13,783	SOFR+3.25%	8.6%	4/9/27	SC	Multifamily	69.0%	2
31	4/19/22	First mortgage	19,820	SOFR+3.40%	8.8%	5/9/26	TX	Multifamily	76.3%	2
32	6/13/22	First mortgage	49,448	SOFR+3.45%	8.8%	6/9/27	TX	Multifamily	73.1%	2
33	9/1/22	First mortgage	27,579	SOFR+3.90%	9.3%	9/9/27	NC	Multifamily	63.4%	2
34	11/17/22	First mortgage	22,000	SOFR+3.90%	9.3%	12/9/27	AL	Multifamily	69.6%	2
35	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
36	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24 (12)	NV	Office	75.2%	3
			$742,880		8.1%				71.1%
____________

December 31, 2022

	Origination Date	Loan Type (1)	Principal Balance (3)	Cash Coupon (3)(4)	All-in Yield (3)(4)	Maximum Maturity (5)	State	Property Type	LTV (6)	Risk Rating (7)
1	12/12/17	First mortgage	$14,650	L+4.70%	9.3%	1/9/23	HI	Office	67.0%	3
2	12/13/17	First mortgage	16,915	L+4.50%	9.1%	7/9/23	VA	Office	54.8%	5
3	9/7/18	First mortgage	24,411	L+3.75%	8.4%	9/9/23	TX	Office	73.0%	2
4	12/20/18	First mortgage	16,150	L+4.20%	8.8%	7/9/25	AL	Hospitality	63.6%	2
5	5/31/19	First mortgage	13,548	L+3.25%	7.9%	6/9/24	CA	Multifamily	69.9%	3
6	6/18/19	First mortgage	47,747	L+2.75%	7.4%	7/9/24	TX	Office	72.2%	4
7	6/18/19	First mortgage	6,631	L+3.60%	8.2%	7/9/24	CA	Mixed Use	54.0%	2
8	8/15/19	First mortgage	6,712	L+4.20%	8.6%	9/9/24	TN	Office	44.6%	3
9	9/27/19	First mortgage	15,786	L+3.10%	7.5%	10/9/24	CA	Office	74.5%	3
10	10/4/19	First mortgage	22,616	L+2.90%	7.3%	10/9/24	NC	Office	60.9%	3
11	2/6/20	First mortgage	25,506	L+3.30%	7.7%	2/9/25	NJ	Office	69.1%	2
12	2/20/20	First mortgage	11,016	L+3.85%	8.2%	3/9/25	CA	Retail	57.1%	2
13	2/28/20	First mortgage	9,704	L+3.50%	7.9%	3/9/25	FL	Retail	77.7%	2
14	3/5/21	First mortgage	13,647	L+5.00%	9.4%	3/9/26	VA	Office	56.8%	3
15	3/12/21	First mortgage	20,135	L+4.00%	8.4%	3/9/26	MS	Industrial	63.5%	2
16	4/6/21	First mortgage	14,063	L+3.50%	7.9%	4/9/26	AL	Multifamily	69.5%	2
17	4/6/21	First mortgage	11,544	L+3.50%	7.9%	4/9/26	AL	Multifamily	78.2%	2
18	4/15/21	First mortgage	9,090	L+4.00%	8.4%	5/9/26	NJ	Industrial	69.4%	2
19	5/12/21	First mortgage	28,119	L+3.15%	7.5%	5/9/26	CT	Multifamily	77.1%	2
20	5/25/21	First mortgage	11,200	L+3.20%	7.6%	6/9/26	TN	Multifamily	80.0%	2
21	5/26/21	First mortgage	15,689	L+3.10%	7.5%	6/9/26	NV	Multifamily	79.6%	2
22	7/1/21	First mortgage	6,430	L+4.50%	8.9%	7/9/26	OH	Mixed Use	78.9%	2
23	10/8/21	First mortgage	29,550	L+3.20%	7.6%	10/9/26	OR	Multifamily	72.2%	3
24	10/15/21	First mortgage	22,655	L+2.95%	7.3%	11/9/26	VA	Multifamily	76.7%	2
25	11/12/21	First mortgage	25,238	L+2.90%	7.3%	11/9/26	TX	Multifamily	73.2%	2
26	11/16/21	First mortgage	23,823	L+3.05%	7.4%	12/9/26	TX	Multifamily	73.7%	2
27	11/17/21	First mortgage	23,409	L+2.85%	7.2%	12/9/26	SC	Multifamily	71.5%	2
28	12/9/21	First mortgage	39,401	L+3.05%	7.4%	12/9/26	GA	Multifamily	71.7%	2
29	12/15/21	First mortgage	25,367	L+3.20%	7.6%	1/9/27	OR	Multifamily	70.2%	2
30	1/14/22	First mortgage	37,365	SOFR+3.40%	7.8%	1/9/27	MO	Multifamily	80.0%	2
31	1/20/22	First mortgage	16,153	SOFR+3.65%	8.0%	2/9/27	NC	Retail	62.6%	2
32	1/26/22	First mortgage	14,473	SOFR+3.55%	7.9%	2/9/27	NJ	Industrial	63.1%	3
33	1/28/22	First mortgage	13,937	SOFR+3.30%	7.7%	2/9/27	NC	Multifamily	69.9%	2
34	2/25/22	First mortgage	30,000	SOFR+3.04%	7.4%	3/9/27	NY	Mixed Use	66.7%	2
35	3/1/22	First mortgage	26,591	SOFR+3.40%	7.8%	3/9/27	TX	Multifamily	77.7%	2
36	3/25/22	First mortgage	16,668	SOFR+3.30%	7.7%	4/9/27	FL	Industrial	69.7%	2
37	4/7/22	First mortgage	13,073	SOFR+3.25%	7.6%	4/9/27	SC	Multifamily	69.0%	2
38	4/19/22	First mortgage	18,406	SOFR+3.40%	7.8%	5/9/26	TX	Multifamily	76.3%	2
39	6/13/22	First mortgage	44,589	SOFR+3.45%	7.8%	6/9/27	TX	Multifamily	73.1%	2
40	9/1/22	First mortgage	27,000	SOFR+3.90%	8.3%	9/9/27	NC	Multifamily	63.4%	2
41	11/17/22	First mortgage	22,000	SOFR+3.90%	8.3%	12/9/27	AL	Multifamily	69.6%	2
42	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
43	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75.2%	2
			$844,507		7.8%				70.6%
____________

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of December 31, 2023, an 80% undivided senior interest in each of loan numbers 1, 2, 3, and 7, which includes the right to receive priority interest payments at a rate of SOFR+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
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

(4)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loans numbers 2 and 16 are nonaccrual basis as of December 31, 2023 and are excluded from the total. The total is the weighted average all-in yield calculated using the spread plus the values of the indices as of December 31, 2023 and 2022. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor as of December 31, 2023 and minimum LIBOR or SOFR floor as of December 31, 2022. The weighted average SOFR floor was 0.65% and 0.53%, respectively as of December 31, 2023 and 2022. The weighted average LIBOR floor was 0.83% as of December 31, 2022.
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
(8)
The loan matured on April 9, 2023 and is currently paying default interest. The Company is negotiating an extension to allow the borrower to obtain long-term financing. The Company expects to complete the loan extension in the second quarter of 2024. The property securing the loan is class A office and is 97% occupied as of December 31, 2023. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(9)
The loan matured on September 9, 2023 and is accruing default interest. The Company is negotiating an extension with the borrower which it expects to complete in the first quarter of 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $2.6 million asset-specific CECL reserve as of December 31, 2023.
(10)
The loan matured on February 9, 2024 and the Company agreed to extend the loan maturity date until June 9, 2024. The borrower paid an extension fee, and contributed funds into reserves for interest, taxes and insurance. The borrower is currently marketing the asset for sale and has executed a purchase and sale agreement for an amount that exceeds the loan balance. Once the sale is complete, the proceeds will be used to pay-off the loan. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(11)
The loan matured on October 9, 2023 and is currently in maturity default. The Company has been negotiating an extension with the borrower which is expected to be completed in the first quarter 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $3.6 million asset-specific CECL reserve as of December 31, 2023.
(12)
The loan has no unfunded commitment and matures on October 6, 2024. The borrower is current on all debt service payments. The property is 100% occupied by a single tenant that must provide notice of its intention to exercise its option to extend its lease by June 30, 2024. The Company has not recorded an asset-specific CECL reserve on this loan as of December 31, 2023 as the estimated LTV with the tenant in place was in excess of the total senior and credit loan amounts. If the tenant does not extend its lease and there is no replacement tenant, the property value likely will not be sufficient to cover the total loan amounts and the Company would record an asset-specific CECL reserve up to the outstanding loan balance.

We entered into master repurchase agreements to fund our loan portfolio. As of December 31, 2023 and 2022, we had total borrowings of $457,438 (which is net of $0 of unamortized debt issuance costs) and $488,086 (which is net of $3 of unamortized debt issuance costs), respectively. During the years ended December 31, 2023 and 2022, we had weighted average borrowings of $562,396 and $551,192 and weighted average borrowing costs of 7.4% and 3.8%, respectively. The increase in weighted average borrowing costs was due to the increase in the SOFR index.

Real Property

On September 28, 2023, we sold the Renaissance O’Hare for net proceeds of $12.0 million and recorded a gain of $0.2 million on the sale. We had recorded an impairment loss of $6.9 million on the property in the second quarter of 2023 when we entered into the sale agreement, resulting in a total net loss of $6.7 million on the property. Upon the sale of the property, we were no longer obligated under the ground lease.

The Renaissance O’Hare was negatively impacted by the COVID-19 pandemic. We recognized net operating income before depreciation and amortization from the hotel of $1.0 million during the year ended December 31, 2023. We recognized a net operating loss before depreciation and amortization from the hotel of $0.6 million during the year ended December 31, 2022. While there was significant improvement in operations in 2023, performance did not return to pre-pandemic levels.

The table below includes certain historical information with respect to the average occupancy, the revenue per available room and the average daily rate of the Renaissance O’Hare.

Year	Average Occupancy Per Night	Revenue Per Available Room (1)	Average Daily Rate (1)
2018	71%	$106	$149
2019	72%	$106	$146
2020	25%	$27	$107
2021	47%	$46	$102
2022	55%	$78	$142
2023 (2)	68%	$94	$140

(1) Amounts expressed in whole dollars.
(2) Reflects information through the date of the sale.

The following table shows the Renaissance O’Hare’s performance trend over the past seven quarters up to the date of the sale.

Period	Average Occupancy Per Night	Average Revenue Per Available Room (1)	Average Daily Rate
First Quarter 2022	48%	$48	$100
Second Quarter 2022	59%	$87	$146
Third Quarter 2022	59%	$93	$158
Fourth Quarter 2022	55%	$85	$152
First Quarter 2023	55%	$69	$126
Second Quarter 2023	75%	$110	$146
Third Quarter 2023 (2)	73%	$105	$144
______________
(1) Amounts expressed in whole dollars.
(2) Reflects information through the date of the sale.

The hotel’s performance improved during 2023 relative to 2022 primarily due to an increase in travel in the Chicago O’Hare area.

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

Commercial Mortgage Loans and Allowance for Credit Losses

Loans held-for-investment are anticipated to be held until maturity, and reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. In accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, we use a probability-weighted quantitative analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. We employed quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, geopolitical instability and the Federal Reserve monetary policy impact on the overall U.S. economy and commercial real estate markets generally. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in our future estimates of expected credit losses for our loan portfolio.

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

Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan. Those future funding commitments are also subject to an allowance for credit losses. The allowance for credit losses related to future loan fundings is recorded as a component of “Accrued expenses and other liabilities” on our consolidated balance sheets, and not as an offset to the related loan balance. This allowance for credit losses is estimated using the same process outlined below for our outstanding loan balances, and changes in this component of the allowance for credit losses similarly flow through our consolidated statements of operations.

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

We estimate the analytical portion of our allowance for credit losses by using a probability-weighted quantitative analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database for over 100,000 commercial real estate loans. We license certain macroeconomic financial forecasts from a third-party to inform our view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. We may use one or more of these forecasts in the process of estimating our allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting our portfolio could vary significantly from the estimates we made for the periods presented. Significant inputs to our estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, we also consider relevant loan-specific qualitative factors to estimate our allowance for credit losses.

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

Results of Operations

The table below presents information from our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest income:
Interest income	$68,253	$44,641	$28,988
Less: Interest expense	(42,195)	(21,371)	(8,801)
Net interest income	26,058	23,270	20,187
Revenue from real estate	12,719	14,774	8,109
Total income	38,777	38,044	28,296
Operating expenses:
Advisory fee	3,381	3,692	3,217
Amortization of debt finance costs	1,919	1,708	1,492
Directors compensation	80	81	73
Professional service fees	286	914	1,028
Real estate operating expenses	11,700	15,369	10,344
Provision for asset impairment	6,934	—	—
Depreciation and amortization	514	1,130	1,089
Other expenses	1,674	1,383	1,180
Total operating expenses	26,488	24,277	18,423
Other (loss) income:
Provision for credit losses	(16,911)	(3,588)	—
Gain on sale of real estate	206	—	—
Total other loss	(16,705)	(3,588)	—
Net (loss) income before income taxes	(4,416)	10,179	9,873
Income tax provision	(22)	—	—
Net (loss) income	(4,438)	10,179	9,873
Series A Preferred Stock dividends	5,981	6,055	1,654
Gain on repurchase and retirement of preferred stock	(21)	(306)	—
Net (loss) income attributable to common stockholders	$(10,398)	$4,430	$8,219
Net (loss) income per share attributable to common stockholders, basic and diluted	$(1.03)	$0.42	$0.72
Weighted average number of shares
Basic	10,114,606	10,605,242	11,480,517
Diluted	10,114,606	10,606,072	11,481,464
The change in performance from December 31, 2022 to the year ended December 31, 2023 was primarily due to the increase in reserve for credit losses during the year and the loss incurred on the sale of the Renaissance O’Hare.

The change in performance from December 31, 2021 to the year ended December 31, 2022 was primarily due to improvement in net interest income and operating results for the Renaissance O’Hare. During 2022, we increased our average investment portfolio by $259.8 million to $783.8 million through the investment of our Preferred Stock Offering. In addition, during 2022 the Federal Reserve began a series of interest rate increases which improved the performance of our loan portfolio as approximately 98% is floating rate. As a result of these changes, our net interest income increased by $3.1 million, from $20.2 million in 2021 to $23.3 million in 2022. The easement of pandemic related travel restrictions resulted in improvement in the Renaissance O’Hare’s operating loss as it decreased by $1.6 million during the year, from a loss of $2.2 million in 2021 to a loss of $0.6 million in 2022. During the year ended December 31, 2022, we also recorded a provision for credit losses of $3.6 million.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$788,503	$67,248	8.4%	$783,762	$44,540	5.6%	$523,989	$28,988	5.5%
Total/Weighted Average	$788,503	$67,248	8.4%	$783,762	$44,540	5.6%	$523,989	$28,988	5.5%

Interest-bearing liabilities:
Repurchase agreements — mortgage loans	$473,578	$35,696	7.4%	$442,364	$17,261	3.8%	$326,739	$8,209	2.5%
Credit facility - loans	17,894	1,585	8.7%	3,583	158	4.3%	7,784	311	3.9%
Loan participations sold, net	70,924	4,914	6.8%	105,245	3,952	3.7%	14,116	281	2.0%
Total/Weighted Average	$562,396	$42,195	7.4%	$551,192	$21,371	3.8%	$348,639	$8,801	2.5%
Net interest income/spread		$25,053	1.0%		$23,169	1.8%		$20,187	3.0%
Average leverage % (5)	248.7%			237.0%			198.8%
Weighted average levered yield (6)			10.9%			9.8%			11.4%
____________

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $1,005, $101 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively, related to bank deposits and Treasury bills not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities from 2022 to 2023 was due to loan maturities. The change in the weighted average levered yield was primarily due to the Federal Reserve increasing interest rates and how those increases impacted our loan portfolio and our borrowings. Our loan portfolio has interest rate index floors that are higher than the index floors on our borrowings. As a result, our average borrowing costs increased more than our weighted average yield causing the net interest income spread to decrease. In the third quarter of 2022, the indices on the loans and borrowings climbed above their respective interest rate floors and have stayed there since. Consequently, the changes in the weighted average yield and the borrowing costs are more correlated in 2023 than they have been in the past and will remain correlated until such time as the index starts to fall below the floors.

The change in our average interest-earning assets and interest-bearing liabilities from 2021 to 2022 was due to change in the composition of our investment portfolio as we invested proceeds from the IPO, Second Public Offering, the Preferred Stock Offering and the sale of loan participations to execute our business strategy. During 2022, we increased our average borrowings by $202.6 million due to the financing of the new loans originated from our Preferred Stock Offering. In addition, the Federal Reserve began a series of interest rate increases and our debt is floating rate. The combination of these resulted in the increase in our interest expense.

Revenue from Real Estate

During the years ended December 31, 2023 and 2022, the Renaissance O’Hare generated $12,719 and $14,774 in revenue, respectively. The decrease in revenue was primarily due to the sale of the property on September 28, 2023.

During the years ended December 31, 2022 and 2021, the Renaissance O’Hare generated $14,774 and $8,109 in revenue, respectively. We believe the increase in revenue was most likely primarily due to increased travel because of the easing of pandemic related travel restrictions and increased willingness and desire to travel.

Operating Expenses

Operating expenses for the years ended December 31, 2023, 2022 and 2021 are set forth in the table below:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Advisory fee	$3,381	$3,692	$3,217
Amortization of debt finance costs	1,919	1,708	1,492
Directors compensation	80	81	73
Professional service fees	286	914	1,028
Real estate operating expenses	11,700	15,369	10,344
Provision for asset impairment	6,934	—	—
Depreciation and amortization	514	1,130	1,089
Other expenses	1,674	1,383	1,180
Total operating expenses	$26,488	$24,277	$18,423

Total operating expenses increased $2,211 in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to recognition of an asset impairment of $6,934 related to the sale of Renaissance O’Hare, which is partially offset by a $3,669 decrease in real estate operating expenses due to the sale of the Renaissance O’Hare on September, 28, 2023.

Total operating expenses increased $5,854 in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the increase in real estate operating expenses and the related depreciation and amortization expense. The increase was mostly in the variable costs of the hotel operations and was correlated to the increase in occupancy during the year.

The advisory fees decreased during the year 2023 as the net asset value was lower compared to 2022. This was due to the net loss incurred by the Company during 2023. The advisory fees increased during the year 2022 as the average net asset value was higher in 2022 compared to 2021 primarily due to the Preferred Stock Offering.

For the year ended December 31, 2023 our total operating expenses were 3.4% of our average invested assets.

Other (Loss) Income

For the years ended December 31, 2023, 2022 and 2021, other (loss) income was $(16,705), $(3,588) and $0, respectively. The primary reason for the activity in other (loss) income during the year ended December 31, 2023 was due to the increase in provision for credit losses. For more information, see Part IV, Item 15, “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.” The primary reason for the activity in other (loss) income during the year ended December 31, 2022 was due to a decrease in value of the collateral of one of our first mortgage loans. Consequently, we recorded a loan loss reserve for the full value of the loan net of the participation interest in 2022.

Net Income (Loss)

For the years ended December 31, 2023 and 2022, our net (loss) income was $(4,438) and $10,179, respectively. The decrease in net income was primarily due to a $13,323 increase in the provision for credit losses and recognition of an asset impairment of $6,934 related to the sale of Renaissance O’Hare, partially offset by an increase of $2,788 in net interest income from our loan portfolio and $1,614 improvement in net operating income from the Renaissance O’Hare.

For the years ended December 31, 2022 and 2021, our net income was $10,179 and $9,873, respectively. The increase was primarily due to improvement in net interest income and operating results for the Renaissance O’Hare. Increase in the LIBOR and SOFR rates throughout 2022 and an increase in the size of the loan portfolio, resulted in net interest income increasing by $3,083, from $20,187 in 2021 to $23,270 in 2022. The easement of pandemic related travel restrictions resulted in improvement in the Renaissance O’Hare’s operating loss as it decreased by $1,640 during the year, from a loss of $(2,235) in 2021 to a loss of $(595) in 2022. The improvements in net interest income and the operating results of the Renaissance O’Hare were partially offset by the loan loss reserve of $3,588 recorded in 2022.

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net (loss) income attributable to common stockholders	$(10,398)	$4,430	$8,219
Depreciation and amortization	514	1,130	1,089
Provision for asset impairment	6,934	—	—
Gain on sale of real estate	(206)	—	—
Funds from operations	$(3,156)	$5,560	$9,308

Amortization of debt financing costs	1,919	1,708	1,492
Non-cash adjustment for ground lease	305	424	386
Provision for credit losses	16,911	3,588	—
Adjustment for gain on repurchase of preferred stock	(21)	(306)	—
Modified funds from operations	$15,958	$10,974	$11,186

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

Cash Flow Analysis

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash provided by operating activities	$16,195	$18,516	$11,644
Net cash (used in) provided by investing activities	96,530	(180,562)	(222,394)
Net cash provided by (used in) financing activities	(87,990)	134,186	195,911
Net (decrease) increase in cash and cash equivalents	$24,735	$(27,860)	$(14,839)

We experienced a net increase in cash and cash equivalents of $24,735 for the year ended December 31, 2023 compared to a net decrease of $27,860 for the year ended December 31, 2022. The increase in cash for the year ended December 31, 2023 is primarily driven by net proceeds from investing activities. The company did not originate any new loans in 2023 but had six loans payoff during the year.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. We paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of December 31, 2023. As there was no outstanding balance on the Atlas Repo Facility, we were not subject to any financial covenants.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of December 31, 2023, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% to 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. The amendment on May 5, 2023 removed preferred dividends from the definition of Fixed Charges for purposes of this calculation on a prospective basis. As of December 31, 2023 and 2022, the EBITDA to Fixed Charges ratio for the trailing four quarters was 152% and 135%, respectively. JPM agreed to waive this covenant as of December 31, 2022. As a result, we were in compliance with all financial covenant requirements as of December 31, 2023 and 2022.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the Atlas Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750 until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. The WA Credit Facility is subject to certain financial covenants. One of the covenants requires we have a debt service coverage ratio of at least 1.50 measured on a quarterly basis. For the three-month period ended December 31, 2023, we had a debt service coverage ratio of 1.47. Western Alliance agreed to waive this covenant as of December 31, 2023. As a result, we were in compliance with all financial covenant requirements as of December 31, 2023 and 2022.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of December 31, 2023 and 2022:

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Repurchase agreements - commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34%(2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,097	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Repurchase agreements - commercial mortgage loans	525,000	488,089	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,469	$1,203	$706,731	6.79%	621
____________
(1)
Excluding $0 and $3 of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively.
(2)
Includes 0.50% additional interest rate during the third and fourth quarters of 2023 as the minimum deposit balance was not met by us as of June 30, 2023.

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

The following table details our loan participations sold as of December 31, 2023 and 2022:

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of December 31, 2023 and 2022, the loan participations sold were non-recourse to us.
(3)
During the years ended December 31, 2023 and 2022, we recorded $4,914 and $3,952 of interest expense related to loan participations sold, respectively.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement.

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

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31,2023	$1.2500	$0.1042
April 30,2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements below. Since the IPO and through December 31, 2023, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2021.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since September 22, 2021.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
December 15, 2021	$1.8375	$0.459375
March 15, 2022	$1.6875	$0.421875
June 15, 2022	$1.6875	$0.421875
September 15, 2022	$1.6875	$0.421875
December 15, 2022	$1.6875	$0.421875
March 15, 2023	$1.6875	$0.421875
June 15, 2023	$1.6875	$0.421875
September 15, 2023	$1.6875	$0.421875
December 15, 2023	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Year Ended December 31,
	2023	2022	2021
Distributions to Holders of Common Stock
Paid in cash	$12,509	$12,447	$12,388
Reinvested in shares	85	725	583
Total distributions	$12,594	$13,172	$12,971
Cash flows from operating activities	$16,195	$18,516	$11,644
____________

For the years ended December 31, 2023 and 2022, 100% of our distributions were paid from cash flows from operating activities generated during the period. For the year ended December 31, 2021, 6.0% of distributions on our common stock were paid from the combined net proceeds of our IPO and Preferred Stock Offering.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in Part IV, Item 15, “Note 8 - Commitments and Contingencies.”

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended December 31, 2023, 2022 and 2021, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both December 31, 2023 and 2022, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2023	December 31, 2022
(-) 50 Basis Points	(4.18)%	(4.49)%
(-) 25 Basis Points	(2.09)%	(2.25)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.09%	2.25%
(+) 50 Basis Points	4.18%	4.49%

LIBOR Transition

The ICE Benchmark Administration Limited (“IBA”) has been compelled by the UK Financial Conduct Authority to publish the 1-, 3- and 6-month US Dollar LIBOR setting through September 30, 2024. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by U. S. Treasury securities, as its preferred alternative rate for LIBOR. As of December 31, 2023, all of our commercial mortgage loan agreements and our Facilities have been modified to be indexed to SOFR.

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

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Mitchell A. Sabshon	71	Chief Executive Officer and Chairman of the Board
Donald MacKinnon	59	President and Director
Catherine L. Lynch	65	Chief Financial Officer and Treasurer
Matthew Donnelly	53	Chief Investment Officer
Cathleen M. Hrtanek	47	Secretary
Norman A. Feinstein	76	Independent Director
Cynthia Foster Curry	61	Independent Director
Robert N. Jenkins	72	Independent Director

* As of January 1, 2024

Set forth below is certain biographical information regarding each of our directors and executive officers.

Mitchell A. Sabshon is our Chief Executive Officer and Chairman of our Board of Directors, positions he has held since October 2016 and September 2016, respectively. Mr. Sabshon is also the Chief Executive Officer of the Advisor, a position he has held since August 2016. Mr. Sabshon was a director and the Chief Executive Officer of Inland Real Estate Income Trust, Inc. (“IREIT”) from September 2014 and April 2014, respectively, until January 2024, and was a director of its business manager from October 2013 until January 2024. In April 2022, Mr. Sabshon joined the board of trustees of Seritage Growth Properties (NYSE: SRG), a publicly traded owner and developer of diversified and mixed-use properties. Mr. Sabshon was also the Chief Executive Officer, President and a director of IREIC, positions he held from August 2013, January 2014 and September 2013, respectively, until January 2024. He was a director, the President and Chief Executive Officer of the business manager of Inland Residential Properties Trust, Inc. (“IRPT”), positions he held from December 2013 until January 2024, and was a director, the President and Chief Executive Officer of IRPT from December 2013 until December 2019. Mr. Sabshon was the Chief Executive Officer of Inland Venture Partners, LLC, a position he held from November 2018 until January 2024, Chief Executive Officer of Inland Ventures MHC Manager, LLC, a position he held from December 2018 until January 2024, and Chief Executive Officer of MH Ventures Fund II, Inc., a position he held from September 2020 until January 2024. Mr. Sabshon also served as a director of Inland Private Capital Corporation (“IPCC”) from September 2013 until January 2024 and a director of the Inland Securities Corporation (the “Dealer Manager”) from January 2014 until January 2024. Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments, Inc. (“Cole”), from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across Cole, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole in November 2010, Mr. Sabshon served as Managing Partner and Chief Investment Officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon was a licensed person with The OBEX Group from April 2009 through November 2009. Mr. Sabshon served as Chief Investment Officer and Executive Vice President of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including President and Chief Executive Officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was Executive Director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon holds a B.A. from George Washington University and a J.D. from Hofstra University School of Law. We believe that Mr. Sabshon’s prior experience as a director and Chief Executive Officer of IRPT, IREIT and IREIC, as an officer of Cole, and his significant finance experience make him well qualified to serve as a member of our Board of Directors.

Donald MacKinnon is our President, one of our directors and a Portfolio Manager of SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), positions he has held since October 2016, September 2016 and September 2016, respectively. Mr. MacKinnon served as the President and Chief Operating Officer of Realty Finance Trust, Inc. (“RFT”), and its advisor from January 2013 to November 2015, and as President of RFT and its advisor from November 2014 to November 2015. From May 2011 through December 2012, Mr. MacKinnon served as Senior Vice President and head of High Yield Portfolio Management for Cole, where he invested approximately $350 million in credit sensitive CMBS and mezzanine loans for Cole. From July 2008 to March 2011, Mr. MacKinnon was a partner with EndPoint Financial, LLC where he provided CMBS advisory and real estate workout services. From January 2004 through March 2007, Mr. MacKinnon was a Managing Director at Nomura Securities International where he managed the North American Structured Credit Trading businesses including commercial real estate and asset backed securities. Prior to joining Nomura, Mr. MacKinnon served as President and Chief Executive Officer of REALM, Inc., a privately owned real estate software and services company primarily owned by Hicks Muse Tate and Furst, CMGI and T.H. Lee Putnam Equity Partners. Prior to REALM, Mr. MacKinnon was co-head and co-founder of the Commercial Mortgage Group and Manager of the European Asset Securitization Group at Donaldson Lufkin & Jenrette (“DLJ”). Prior to joining DLJ in 1992, Mr. MacKinnon worked in the Real Estate Finance Group at Salomon Brothers, Inc. on a variety of commercial real estate debt and equity transactions. Mr. MacKinnon also served on the board of directors for CRIIMI Mae, Inc. (NYSE: CMM) from 2001 to 2003. Mr. MacKinnon holds a B.A. in Economics from Ohio Wesleyan University and an M.B.A. from the Harvard Business School. We believe that Mr. MacKinnon’s experience as Chief Operating Officer and President of RFT, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our Board of Directors.

Catherine L. Lynch is our Chief Financial Officer and Treasurer, positions she has held since October 2016, and the Chief Financial Officer and Treasurer of the Advisor, positions she has held since August 2016. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, LLC (formerly The Inland Group, Inc.) since June 2012. She serves as the Treasurer and Secretary (since January 1995), the Chief Financial Officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and Chief Financial Officer and Secretary (since June 1995) of the Dealer Manager. She has served as the Chief Financial Officer of IREIT since April 2014 and as a director of IREIT’s business manager since August 2011. Ms. Lynch also served as Chief Financial Officer of IRPT from December 2013 to October 2019 and has served as Chief Financial Officer of the business manager of IRPT since October 2014. Ms. Lynch also has served as Treasurer of Inland Capital Markets Group, Inc. from January 2008 through October 2010 and as a director of IPCC since May 2012. Ms. Lynch served as the Treasurer of the business manager of IRPT from December 2013 to October 2014, as a director and Treasurer of Inland Investment Advisors, Inc. from June 1995 to December 2014 and as a director and Treasurer of Inland Institutional Capital Partners Corporation from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch holds a B.S. in Accounting from Illinois State University. Ms. Lynch is a member of the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

Matthew Donnelly is our Chief Investment Officer, a position he has held since February 2022. He also serves as Head of Originations for our Sub-Advisor, a position he has held since October 2016. From February 2014 to March 2016, Mr. Donnelly was Head of Originations at RFT. where he oversaw the origination, underwriting and closing of more than $1.5 billion in bridge and mezzanine loans. From 2008 to 2014, Mr. Donnelly served as Head of Real Estate Finance for Cole and was responsible for over $10 billion in financings for the company's managed REITs. These financings included REIT-level corporate facilities as well as project-based loans. Prior to joining Cole, Mr. Donnelly was a Managing Director in real estate finance from 1999 to 2008 at Bear Stearns where he managed a team of junior originators and underwriters and was responsible for over $5 billion in CMBS and balance sheet loans. In 1995, Mr. Donnelly began his real estate finance career as a loan officer for Community Preservation Corporation, a non-profit lender focused on low income housing construction and rehabilitation loans on properties in New York City. Mr. Donnelly holds a B.A. in Economics from Fordham University and has a M.A. in Real Estate Investment from New York University.

Cathleen M. Hrtanek is our Secretary, a position she has held since March 2022. She also serves as the Secretary of the Advisor, a position she has held since August 2016. Ms. Hrtanek joined Inland in 2005 and is currently an Associate General Counsel and Senior Vice President of The Inland Real Estate Group, LLC. Ms. Hrtanek has served as a Director of Inland Private Capital Corporation, Inland Securities Corporation, and a Manager of IPC Alternative Real Estate Advisor, LLC, respectively, since February 2024. Ms. Hrtanek has served as the Secretary of Inland Real Estate Income Trust, Inc. and its business manager since August 2011. Ms. Hrtanek is also the Secretary of Inland Venture Partners, LLC, IVP MHC Fund III, LLC, MH Ventures Fund II, Inc., Inland Ventures MHC Manager, LLC and MH Ventures II Business Manager, LLC, and has served as the Secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Hrtanek also served as the Secretary of Inland Diversified Real Estate Income Trust, Inc. from September 2008 to July 2014 and its business manager from September 2008 to March 2016, and as the Secretary of IPC from August 2009 to May 2017. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and holds a B.A. in Political Science and French from the University of Notre Dame and a J.D. from Loyola University Chicago School of Law.

Norman A. Feinstein is one of our independent directors, a position he has held since October 2016. Mr. Feinstein currently serves as the Chief Executive Officer of Aspen Real Estate Capital, LLC, a real estate advisory firm, and has served in this role since October 1, 2019. Previously, Mr. Feinstein served as Vice Chairman of The Hampshire Companies (“Hampshire”), a full-service, privately held, fully-integrated real estate firm with assets valued at over $2.5 billion, from December 1998 to October 2019. While at Hampshire, Mr. Feinstein also served as Fund Manager of The Hampshire Generational Fund and as a member of Hampshire’s Investment Committee since January 2005. In his prior role, he also sourced acquisitions and new opportunities and engaged with investors on behalf of Hampshire. Prior to joining Hampshire in 1998, Mr. Feinstein had been a practicing attorney for more than 25 years, specializing in real estate law. During his career, he was a real estate owner and operator of commercial and residential properties and has served as President and Counsel to the New Jersey Apartment Association and was a Regional Vice President of the National Apartment Association. Mr. Feinstein also serves as a member of the board of directors of Malvern Bancorp, Inc. and Malvern Federal Savings Bank since June 2016. His term expired in on July 1, 2023 in connection with merger of Malvern Bancorp, Inc. and First Bank, NJ. Mr. Feinstein holds a B.A. in the College of Liberal Arts and Sciences from the University of Connecticut and a J.D. from Suffolk University Law School.

We believe that Mr. Feinstein’s commercial real estate experience makes him well qualified to serve as a member of our Board of Directors.

Cynthia Foster Curry is one of our independent directors, a position she has held since October 2016. Ms. Foster Curry was formerly the Chief Revenue Officer of LEX-Markets from January 2021 to January 2022. LEX-Markets was a commercial real estate marketplace that took commercial buildings public through single-asset initial public offerings. From January 2015 to January 2021, Ms. Foster Curry served as President, National Office Brokerage and Valuation of Colliers International (“Colliers”), where she lead Colliers’ national office platform across service lines including office leasing, tenant and landlord representation, investment sales, leasing agency, property management and valuation. Prior to joining Colliers, Ms. Foster Curry served as Executive Managing Director at Cushman & Wakefield Inc. from June 2001 to January 2015. Ms. Foster Curry has also worked in the real estate investment banking group at Lazard Ltd., where she focused on large portfolio restructurings. Ms. Foster has over 25 years of experience leading significant commercial real estate transactions and developing new business initiatives for multinational clients across a wide geographic range. Ms. Foster Curry currently serves as Vice Chairperson and Trustee of the Urban Land Institute and as the Colliers delegate for the Urban Land Institute Real Estate Round Table. Ms. Foster Curry is a co-founder of the Committee of Professional Women, and she serves as a member of the Board of Trustees and the executive committee for the Hospital for Special Surgery, the Board of Advisors for the Westchester Children’s Museum and the Board of Trustees for the Museum for the City of New York. Ms. Foster Curry holds a B.A. in the History of Science from Skidmore College and an M.B.A. from Harvard University. Ms. Foster Curry is a licensed real estate broker in the State of New York. We believe that Ms. Foster Curry’s 25 years of experience in commercial real estate transactions make her well qualified to serve as a member of our Board of Directors.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including our executive officers who serve as directors, is employed or engaged by IREIC, Sound Point, or their affiliates and receive compensation for his or her services, including services performed for us on behalf of the Advisor or the Sub-Advisor, from IREIC or Sound Point, as applicable.

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2023 ($ in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total Compensation
Norman A. Feinstein	$25	$10	—	—	—	$4	$39
Cynthia Foster Curry	$25	$10	—	—	—	$4	$39
Robert N. Jenkins	$30	$10	—	—	—	$4	$44

(1)
Represents the value of distributions received during the year ended December 31, 2023 on all stock awards received through December 31, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 14, 2024, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Percentage(2)
Mitchell A. Sabshon(3)	50,588	*
Donald MacKinnon(4)	29,492	*
Norman A. Feinstein	7,416	*
Cynthia Foster Curry	13,416	*
Robert N. Jenkins	7,416	*
Catherine L. Lynch	600	*
Matthew Donnelly(4)	—	*
Cathleen M. Hrtanek	200	*
All officers and directors as a group (8 persons)	109,128	1.1%

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
(2)
Based on a total of 10,116,192 shares of common stock issued and outstanding as of March 14, 2024.
(3)
The shares owned by the Advisor are deemed to be beneficially owned by Mr. Sabshon. Mr. Sabshon exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.
(4)
The address of such person is 375 Park Avenue, 33rd Floor, New York, New York 10152.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	496,087
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	496,087

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

For more information on the related party transactions, including the fees paid to related parties, see “Note 10 – Transactions with Related Parties” in the notes to the financial statements below.

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

Since bespoke whole commercial real estate loan investments are not divisible and cannot be allocated pro rata as a general matter, Sound Point will allocate investment opportunities on a pre-determined rotational order and maintain a record of such rotational allocations. Any new account will be added to the bottom of the rotational queue. If, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then atop the rotational queue, the investment opportunity is allocated to such account which is then moved to the bottom of the rotational queue and all other accounts retain their respective relative existing positions in the rotational queue. If, however, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then atop the rotational queue, the investment opportunity is reviewed for suitability with respect to the next account in chronological order in the rotational queue. If Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity is allocated to such account which is then moved to the bottom of the rotational queue and all other accounts retain their respective relative existing positions in the rotational queue. If, however, upon consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity is reviewed for suitability with respect to the next account in chronological order in the rotational queue. This process continues until the investment opportunity is deemed suitable for the account with the highest chronological priority in the rotational queue and is, thus, allocated the investment opportunity and thereupon moved to the bottom of the rotational queue.

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

Term of Advisory Agreement

The current term of the Advisory Agreement ends December 31, 2024, subject to renewals upon mutual consent of the parties, including an affirmative vote of a majority of our independent directors, for an unlimited number of successive one-year periods. It is the duty of our Board to evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in these evaluations will be reflected in the minutes of the meetings of our Board in which the evaluations occur. The Advisory Agreement may be terminated without cause or penalty by us upon a vote of a majority of the independent directors, or by the Advisor, in each case by providing no fewer than 60 days’ prior written notice to the other party.

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

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions occurring in the year ended December 31, 2023 are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2023, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2023, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2023 and 2022, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2023 and 2022, respectively ($ in thousands).

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees(1)	$446	$425
Audit-related fees	—	—
Tax fees(2)	47	45
All other fees	—	—
Total	$493	$470
____________

(1)
Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2023 and 2022, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 92 - 125 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 90 of this Annual Report on Form 10-K.

(a)(3) Exhibits: Refer to Exhibit Index on page 86 of this Annual Report on Form 10-K.

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

3.5	Certificate of Correction of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2019 and incorporated by reference)

3.6	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A filed April 28, 2022 and incorporated by reference)

4.2	Form of certificate representing the Series A Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)

4.3	Description of Registrant’s Securities (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed March 11, 2022 and incorporated by reference)

10.1

Dealer Manager Agreement, dated as of April 29, 2019, by and between InPoint Commercial Real Estate Income, Inc. and Inland Securities Corporation (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2019 and incorporated by reference)

10.2	Amendment No. 1 to the Dealer Manager Agreement (filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-11/A filed on October 18, 2022 and incorporated by reference)

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

10.11

Form of Indemnification Agreement, between InPoint Commercial Real Estate Income, Inc. and each of its officers and directors (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)

10.12

Master Repurchase Agreement, dated as of February 15, 2018, by and among Column Financial, Inc., as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.13

Guaranty, dated as of February 15, 2018, by InPoint Commercial Real Estate Income, Inc. in favor of Column Financial, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report Form 8-K filed February 16, 2018 and incorporated by reference)

10.14

Amendment Nos. 1 through 4 to Master Repurchase Agreement, dated as of February 15, 2018 by and among Column Financial, Inc. as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, and InPoint CS Loan, LLC (filed as Exhibit 10.22 to the Registrant’s Post-Effective Amendment No. 6 to Form S-11 filed April 11, 2022, and incorporated by reference)

10.15

Omnibus Assignment, Assumption and Amendment, dated as of February 8, 2023, among Column Financial, Inc., Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, Atlas Securitized Products Investments 2, L.P., Inpoint CS Loan, LLC and InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 30, 2023 and incorporated by reference)

10.16

Uncommitted Master Repurchase Agreement, dated as of May 6, 2019, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.17

Guarantee Agreement, dated as of May 6, 2019, by InPoint Commercial Real Estate Income, Inc. in favor JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 7, 2019 and incorporated by reference)

10.18

Amendment No. 1 to Independent Director Restricted Share Plan of InPoint Commercial Real Estate Income, Inc., effective November 26, 2019 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 11, 2020 and incorporated by reference)

10.19

Loan and Security Agreement, dated March 10, 2021, between Western Alliance Bank and InPoint REIT Operating Partnership, LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.20

Promissory Note, dated March 10, 2021, made by InPoint REIT Operating Partnership, LP to Western Alliance Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.21

Guaranty Agreement, dated March 10, 2021, executed by InPoint Commercial Real Estate Income, Inc., as Guarantor, for the benefit of Western Alliance Bank, as Lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2021 and incorporated by reference)

10.22

Agreement dated May 6, 2021, between InPoint JPM Loan LLC, a Delaware limited liability company, and InPoint Commercial Real Estate Income, Inc. and JPMorgan Chase Bank, National Association, a national banking association, extending the maturity date of the Master Repurchase Agreement and reaffirming the Guarantee of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 12, 2021 and incorporated by reference)

10.23

Agreement dated May 3, 2022, between InPoint JPM Loan LLC, a Delaware limited liability company, and InPoint Commercial Real Estate Income, Inc. and JPMorgan Chase Bank, national Association, a national banking association, extending the maturity date of the Master Repurchase Agreement and reaffirming the Guarantee of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 9, 2022 and incorporated by reference)

10.24

Expense Limitation Agreement made as of July 1, 2021 by and among InPoint Commercial Real Estate Income, Inc., Inland InPoint Advisor, LLC, and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.25

Underwriting Agreement, dated September 15, 2021, by and between the Company, the Operating Partnership, the Advisor and Raymond James & Associates, Inc. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2021 and incorporated by reference)

10.26

Master Participation Agreement, dated as of November 15, 2021, by and among InPoint REIT Operating Partnership, LP, and American Family Life Assurance Company of Columbus (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 11, 2022 and incorporated by reference)

10.27

First Loan Modification Agreement, dated March 9, 2023, between InPoint REIT Operating Partnership, LP and Western Alliance Bank (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 30, 2023 and incorporated by reference)

10.28

Amendment No. 2 to Uncommitted Master Repurchase Agreement, dated as of May 5, 2023, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 8, 2023 and incorporated by reference)

10.29

Amendment No. 1 to Guarantee Agreement, dated as of May 5, 2023, by InPoint Commercial Real Estate Income, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 8, 2023 and incorporated by reference)

21.1*	List of Subsidiaries of InPoint Commercial Real Estate Income, Inc.

24.1*	Power of Attorney (included in the signature page)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
Date:	March 15, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Mitchell A. Sabshon	Chief Executive Officer and Chairman of the Board	March 15, 2024
Name:	Mitchell A. Sabshon	(principal executive officer)

By:	/s/ Donald MacKinnon	President and Director	March 15, 2024
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 15, 2024
Name:	Catherine L. Lynch	(principal financial officer and principal accounting officer)

By:	/s/ Norman A. Feinstein	Director	March 15, 2024
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster Curry	Director	March 15, 2024
Name:	Cynthia Foster Curry

By:	/s/ Robert N. Jenkins	Director	March 15, 2024
Name:	Robert N. Jenkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Allowance for Credit Losses as of January 1, 2023 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments).”

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

Chicago, Illinois

March 15, 2024

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$54,143	$29,408
Commercial mortgage loans:
Commercial mortgage loans at cost	743,852	845,866
Allowance for credit losses	(21,849)	(3,588)
Commercial mortgage loans at cost, net	722,003	842,278
Real estate owned, net of depreciation	—	31,215
Finance lease right of use asset, net of amortization	—	5,382
Deferred debt finance costs	604	872
Accrued interest receivable	3,283	3,121
Prepaid expenses and other assets	312	2,219
Total assets	$780,345	$914,495
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$457,438	$488,086
Credit facility payable	9,498	18,380
Loan participations sold, net	57,226	99,420
Finance lease liability	—	17,457
Due to related parties	2,028	2,197
Accrued interest payable	1,792	1,499
Distributions payable	1,050	1,047
Accrued expenses	762	7,852
Total liabilities	529,794	635,938

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized, 3,544,553 and 3,548,696 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 and 8,562,777 shares issued and outstanding at December 31, 2023 and 2022, respectively	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,887 and 743,183 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 and 286,341 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 and 47,888 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 469,168 and 452,667 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid in capital	339,581	339,470
Accumulated deficit	(89,044)	(60,927)
Total stockholders’ equity	250,551	278,557
Total liabilities and stockholders’ equity	$780,345	$914,495

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest income:
Interest income	$68,253	$44,641	$28,988
Less: Interest expense	(42,195)	(21,371)	(8,801)
Net interest income	26,058	23,270	20,187
Revenue from real estate	12,719	14,774	8,109
Total income	38,777	38,044	28,296
Operating expenses:
Advisory fee	3,381	3,692	3,217
Amortization of debt finance costs	1,919	1,708	1,492
Directors compensation	80	81	73
Professional service fees	286	914	1,028
Real estate operating expenses	11,700	15,369	10,344
Provision for asset impairment	6,934	—	—
Depreciation and amortization	514	1,130	1,089
Other expenses	1,674	1,383	1,180
Total operating expenses	26,488	24,277	18,423
Other (loss) income:
Provision for credit losses	(16,911)	(3,588)	—
Gain on sale of real estate	206	—	—
Total other loss	(16,705)	(3,588)	—
Net (loss) income before income taxes	(4,416)	10,179	9,873
Income tax provision	(22)	—	—
Net (loss) income	(4,438)	10,179	9,873
Series A Preferred Stock dividends	5,981	6,055	1,654
Gain on repurchase and retirement of preferred stock	(21)	(306)	—
Net (loss) income attributable to common stockholders	$(10,398)	$4,430	$8,219
Net (loss) income per share attributable to common stockholders, basic and diluted	$(1.03)	$0.42	$0.72
Weighted average number of shares
Basic	10,114,606	10,605,242	11,480,517
Diluted	10,114,606	10,606,072	11,481,464

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	$—	$10	$1	$—	$—	$—	$—	$287,498	$(47,253)	$240,256
Proceeds from issuance of common stock	—	—	—	—	—	—	—	199	—	199
Proceeds from issuance of preferred stock	4	—	—	—	—	—	—	89,996	—	90,000
Offering costs	—	—	—	—	—	—	—	(4,570)	—	(4,570)
Net income	—	—	—	—	—	—	—	—	9,873	9,873
Common stock distributions declared	—	—	—	—	—	—	—	—	(13,241)	(13,241)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,654)	(1,654)
Distribution reinvestment	—	—	—	—	—	—	—	583	—	583
Redemptions	—	(1)	—	—	—	—	—	(14,334)	—	(14,335)
Equity-based compensation	—	—	—	—	—	—	—	34	—	34
Balance as of December 31, 2021	4	9	1	—	—	—	—	359,406	(52,275)	307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	4,529	—	4,529
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(1,283)	306	(977)
Offering costs	—	—	—	—	—	—	—	(1,572)	—	(1,572)
Net income	—	—	—	—	—	—	—	—	10,179	10,179
Common stock distributions declared	—	—	—	—	—	—	—	—	(13,082)	(13,082)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(6,055)	(6,055)
Distribution reinvestment	—	—	—	—	—	—	—	725	—	725
Redemptions	—	—	—	—	—	—	—	(22,367)	—	(22,367)
Equity-based compensation	—	—	—	—	—	—	—	32	—	32
Balance as of December 31, 2022	4	9	1	—	—	—	—	339,470	(60,927)	278,557
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Total stockholders’ equity at beginning of year, as adjusted	4	9	1	—	—	—	—	339,470	(66,049)	273,435
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	21	(83)
Offering costs	—	—	—	—	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	—	—	—	—	(4,438)	(4,438)
Common stock distributions declared	—	—	—	—	—	—	—	—	(12,597)	(12,597)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(5,981)	(5,981)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	31	—	31
Balance as of December 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,581	$(89,044)	$250,551

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities
Net (loss) income	$(4,438)	$10,179	$9,873
Adjustments to reconcile net (loss) income to cash provided by operations:
Provision for credit losses	16,911	3,588	—
Provision for asset impairment	6,934	—	—
Depreciation and amortization expense	514	1,130	1,089
Gain on sale of real estate	(206)	—	—
Reduction in the carrying amount of the right-of-use asset	30	72	71
Amortization of equity-based compensation	31	32	34
Amortization of debt finance costs to operating expense	1,919	1,708	1,492
Amortization of debt finance costs to interest expense	3	120	69
Amortization of origination fees	(15)	(217)	(702)
Amortization of deferred exit fees	36	—	6
Amortization of loan extension fees	(652)	(317)	(314)
Changes in assets and liabilities:
Accrued interest receivable	(162)	(1,705)	(248)
Accrued expenses	(7,378)	3,274	985
Loan fees payable	—	—	(401)
Accrued interest payable	715	1,487	387
Due to related parties	47	(671)	456
Prepaid expenses and other assets	1,906	(164)	(1,153)
Net cash provided by operating activities	16,195	18,516	11,644
Cash flows from investing activities:
Origination of commercial loans	(23,073)	(300,576)	(337,033)
Loan extension fees received on commercial loans	637	584	231
Principal repayments of commercial loans	107,520	120,240	114,558
Real estate capital expenditures	(496)	(810)	(150)
Proceeds from sale of real estate	11,942	—	—
Net cash provided by (used in) investing activities	96,530	(180,562)	(222,394)
Cash flows from financing activities:
Proceeds from issuance of common stock	342	4,529	199
Proceeds from issuance of preferred stock	—	—	90,000
Redemptions of common stock	—	(22,367)	(14,335)
Repurchase of preferred stock	(83)	(977)	—
Payment of offering costs	(282)	(1,680)	(4,655)
Proceeds from repurchase agreements	359,951	258,990	194,101
Principal repayments of repurchase agreements	(390,602)	(78,025)	(177,703)
Proceeds from credit facility	—	18,380	14,350
Principal repayments of credit facility	(8,882)	(14,350)	—
Proceeds from sale of loan participations	435	5,042	109,772
Principal repayments of loan participations	(28,728)	(15,394)	—
Debt finance costs	(1,651)	(1,460)	(1,776)
Distributions paid to common stockholders	(12,509)	(12,447)	(12,388)
Distributions paid to preferred stockholders	(5,981)	(6,055)	(1,654)
Net cash (used in) provided by financing activities	(87,990)	134,186	195,911
Net change in cash, cash equivalents and restricted cash	24,735	(27,860)	(14,839)
Cash, cash equivalents and restricted cash at beginning of period	29,408	57,268	72,107
Cash, cash equivalents and restricted cash at end of period	$54,143	$29,408	$57,268

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Amortization of deferred exit fees due to related party	$(176)	$82	$430
Interest paid	$41,899	$20,116	$8,729
Accrued stockholder servicing fee due to related party	$(39)	$(108)	$(85)
Distribution reinvestment	$85	$725	$583

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

On May 3, 2019, the SEC declared effective the 2019 Registration Statement and the Company commenced the IPO. The purchase price per share for each class of common stock in the IPO varied and generally equaled the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. The Dealer Manager served as the Company’s exclusive dealer manager for the IPO on a best efforts basis. On April 28, 2022, the Company filed a Registration Statement of Form S-11 (File No. 333-264540) (the “2022 Registration Statement”) with the SEC to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022 (the “Second Public Offering” and collectively with the IPO, the “Public Offerings”).

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

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Though the Company did not calculate the NAV for the months of March through May 2020, the Advisor resumed calculating the NAV beginning as of June 30, 2020 following its determination that volatility in the market for the Company’s investments had declined and the U.S. economic outlook had improved. In August 2020, the Company resumed paying distributions monthly to stockholders of record for all classes of its common stock. On October 1, 2020, the SEC declared effective the Company’s post-effective amendment to the 2019 Registration Statement, thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP.

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

In connection with the Preferred Stock Offering, Regulation M under the Securities Exchange Act of 1934, as amended, prohibited the Company from selling its shares of common stock in the primary portion of the IPO and repurchasing its shares of common stock through the SRP during the applicable restricted period. After careful consideration of the regulatory requirements, the Board unanimously approved the temporary suspension of the sale of the Company’s shares of common stock in the primary portion of the IPO and the operation of the SRP, each effective at 9:30 a.m., Eastern Time, on September 7, 2021, until 9:30 a.m., Eastern Time, on September 15, 2021.

For more information on the Preferred Stock Offering, see “Note 6 – Stockholders’ Equity”.

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

Please refer to “Note 15 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates to the Company’s business after December 31, 2023.

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

December 31, 2023

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of December 31, 2023 and 2022, no restricted cash was held by the Company.

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

Commercial Mortgage Loans Held for Investment and Allowance for Credit Losses

Loans held-for-investment are anticipated to be held until maturity, and reported at cost, net of allowance for credit losses, any unamortized acquisition premiums or discounts, loan fees and origination costs, as applicable. In accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, the Company uses a probability-weighted quantitative analytical model to estimate and recognize an allowance for credit losses on loans held-for-investment and their related unfunded commitments. The Company employed quarterly updated macroeconomic forecasts, which reflect expectations for overall economic output, interest rates, values of real estate properties and other factors, geopolitical instability and the Federal Reserve monetary policy impact on the overall U.S. economy and commercial real estate markets generally. These estimates may change in future periods based on available future macroeconomic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Interest income on loans held-for-investment is recognized at the loan coupon rate. Any premiums or discounts, loan fees, contractual exit fees and origination costs are amortized or accreted into interest income over the lives of the loans using the effective interest method. Generally, loans held-for-investment are placed on nonaccrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Loans placed on nonaccrual status are assigned a risk rating of “5”. Interest income recognition is suspended when loans are placed on nonaccrual status. Interest accrued, but not collected, at the date loans are placed on nonaccrual is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, when there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. For loans that are on a nonaccrual status and financed by loan participations sold, interest income on the loan is only recognized to the extent of interest expense on the loan participation sold, with any net cash collected by the Company reducing the principal balance on the loan. Loans held-for-investment are restored to accrual status only when contractually current or the collection of future payments is reasonably assured. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection or has been modified.

Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, which requires companies to estimate a current expected credit loss (“CECL”) for the recognition of credit losses on financial instruments, including commercial mortgage loans, in their consolidated financial statements. The allowance for credit losses is adjusted each period for changes in expected credit losses. This replaces prior GAAP which required losses to be recognized as incurred. The Company adopted ASU 2016-13 using the modified retrospective method, therefore, the results for reporting periods prior to January 1, 2023 remain unadjusted and reported in accordance with previously applicable GAAP. In connection with the adoption of ASU 2016-13, the Company recorded a $5,122 increase to accumulated deficit with offsets on the consolidated balance sheet as noted below.

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

The Company’s loans typically include commitments to fund incremental proceeds to its borrowers over the life of the loan. Those future funding commitments are also subject to an allowance for credit losses. The allowance for credit losses related to future loan fundings is recorded as a component of “Accrued expenses and other liabilities” on the Company’s consolidated balance sheets, and not as an offset to the related loan balance. This allowance for credit losses is estimated using the same process outlined below for the Company’s outstanding loan balances, and changes in this component of the allowance for credit losses similarly flow through the Company’s consolidated statements of operations.

The allowance for credit losses is estimated on a quarterly basis and represents management’s estimates of current expected credit losses in the Company’s investment portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Estimating an allowance for credit losses is inherently subjective, as it requires management to exercise significant judgment in establishing appropriate factors used to determine the allowance and a variety of subjective assumptions, including (i) determination of relevant historical loan loss data sets, (ii) the expected timing and amount of future loan fundings and repayments, (iii) the current credit quality of loans and operating performance of loan collateral and the Company’s expectations of performance, and (iv) selecting the forecast for macroeconomic conditions.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

The Company estimates the analytical portion of its allowance for credit losses by using a probability-weighted quantitative analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database for over 100,000 commercial real estate loans. The Company licenses certain macroeconomic financial forecasts from a third-party to inform its view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. The Company may use one or more of these forecasts in the process of estimating its allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to the Company as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting the Company’s portfolio could vary significantly from the estimates the Company made for the periods presented. Significant inputs to the Company’s estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio, or LTV, remaining contractual loan term, property type and others. In addition, the Company also considers relevant loan-specific qualitative factors to estimate its allowance for credit losses.

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

As of December 31, 2023 and 2022, the Company had $722,003 and $842,278 of commercial mortgage loans held for investment, respectively, which is net of allowance for credit losses of $21,849 and $3,588, respectively. See Note 3 – “Commercial Mortgage Loans Held for Investment - Allowance for Credit Losses” for further information.

Interest Income

Interest income on commercial loans, which includes origination fees paid by borrowers, is recognized over the life of the investment using the effective interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase price. As needed, these estimated cash flows are updated and a revised yield is computed based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies, including the rate and timing of principal payments (prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, management must use its judgment to estimate interest payment shortfalls due to delinquencies on the underlying mortgage loans. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income.

Real Estate Owned

Real estate owned (“REO”) represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase. For real estate acquired by the Company through foreclosure or deed-in-lieu of foreclosure, REO assets are recorded at fair value at

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

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

The Company sold the REO during 2023. See Note 13 – “Disposition of Real Estate” for further information.

Revenue from Real Estate

Revenue from real estate represents revenue associated with the operations of a hotel property classified as REO. Revenue from the operation of the hotel property is recognized when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales and other hotel revenues.

The Company sold the REO during 2023. See Note 13 – “Disposition of Real Estate” for further information.

Leases

Finance lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recorded based on the fair value of the underlying property. Lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company’s discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. Total lease expense is recognized as interest on the finance lease liability and amortization of the ROU asset on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. As of December 31, 2023, the Company had no finance leases.

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

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

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

Organization and Offering Expenses

The Company conducted an IPO that commenced following the conclusion of the Private Offering on June 28, 2019. The IPO concluded and the Second Public Offering began when the S-11 for the Second Public Offering was declared effective by the SEC on November 2, 2022 (File No. 333-264540). As described above, on January 30, 2023, the Board approved the suspension of the Primary Offering. For classes of shares sold in the Public Offerings, the purchase price per share was based on a monthly NAV published around the 15th of the month preceding its effective date with the valuation based on the end of the previous month. For the Private Offering, the purchase price per Class P Share was equal to $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses were paid. The Dealer Manager was the dealer manager for the Private Offering, the IPO and the Second Public Offering.

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

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

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

The Company had no uncertain tax positions as of December 31, 2023 or 2022. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2023. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2023, 2022 or 2021. As of December 31, 2023, returns for the calendar years 2020, 2021, 2022 and 2023 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses.

The Company operated the Renaissance O’Hare Suites Hotel (the “Renaissance O’Hare”) through a taxable REIT subsidiary (“TRS”) that engaged a third-party hotel management company to manage the hotel under a management contract. The TRS had cumulative net operating losses of $7,484 and $3,738, as of December 31, 2023 and 2022, respectively, with corresponding deferred tax assets of $2,134 and $1,066, respectively. These losses have no expiration. The deferred tax assets are calculated using an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit). At December 31, 2023, it is more likely than not that the Company will not generate sufficient taxable income to fully realize the tax deferred tax asset related to the Company’s TRS, therefore the Company maintains a full valuation allowance on its deferred tax asset of $2,134. The Renaissance O’Hare was sold on September 28, 2023. See Note 13 for further information.

Distributions Payable

Distributions payable represent distributions declared as of the balance sheet date which are payable to stockholders.

Per Share Data

The Company calculates basic and diluted earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Basic earnings (loss) per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. For further information about the Company’s calculation of EPS, see Note 7 – “Net Income Per Share Attributable to Common Stockholders.”

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact of ASU 2023-07 on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-07 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2023 and 2022:

December 31, 2023

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	34	$729,380	$972	$(21,809)	$708,543	8.8%	0.9
Credit loans	2	13,500	—	(40)	13,460	9.6%	2.4
Total and average	36	$742,880	$972	$(21,849)	$722,003	8.8%	0.9

December 31, 2022

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	41	$831,007	$1,359	$(3,588)	$828,778	7.7%	1.4
Credit loans	2	13,500	—	—	13,500	9.6%	3.4
Total and average	43	$844,507	$1,359	$(3,588)	$842,278	7.8%	1.4

____________
(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On December 15, 2023, the SOFR rate reset to 5.36%. On December 15, 2022, the LIBOR and SOFR rates reset to 4.32% and 4.34%, respectively. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2023 and 2022, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

Year Ended December 31, 2023	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$845,866	$(3,588)	$842,278
Adoption of ASU 2016-13	—	(4,787)	(4,787)
Balance at beginning of period after adoption	845,866	(8,375)	837,491
Loan originations	23,073	—	23,073
Principal repayments	(107,520)	—	(107,520)
Sale of loan (1)	(17,433)	—	(17,433)
Amortization of loan origination and deferred exit fees	865	—	865
Origination fees and extension fees received on commercial loans	(999)	—	(999)
Provision for credit losses	—	(16,957)	(16,957)
Charge-offs (1)	—	3,483	3,483
Balance at End of Period	$743,852	$(21,849)	$722,003

____________
(1)
The Company sold one loan during 2023. See Note 5 for further information.

Year Ended December 31, 2022	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$665,498	$—	$665,498
Loan originations	300,576	—	300,576
Principal repayments	(120,240)		(120,240)
Amortization of loan origination and deferred exit fees	616		616
Origination fees and extension fees received on commercial loans	(584)		(584)
Provision for credit losses	—	(3,588)	(3,588)
Balance at End of Period	$845,866	$(3,588)	$842,278

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses:

Year Ended December 31, 2023	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of year	$(3,588)	$—	$(3,588)
Adoption of ASU 2016-13	(4,787)	(335)	(5,122)
Balance at beginning of year after adoption	(8,375)	(335)	(8,710)
Provision for credit losses	(16,957)	46	(16,911)
Charge-offs (2)	3,483	—	3,483
Ending allowance for credit losses	$(21,849)	$(289)	$(22,138)

____________
(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.
(2)
Relates to sale of a loan during 2023. See Note 5 for further information.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2022	Commercial Mortgage Loans
Balance at beginning of year	$—
Provision for credit losses	(3,588)
Charge-offs	—
Ending allowance for credit losses	$(3,588)

During 2023, the Company increased the CECL reserve by $22,033 which included $5,122 from adoption of ASU 2016-13 and $16,911 in provision for credit losses and reduced the CECL reserve by $3,483 with the charge-off of one loan, bringing the total CECL reserve to 22,138. This CECL reserve reflects certain loans assessed for impairment in the Company's portfolio as well as reserves determined based on an analysis of macroeconomic conditions.

During 2023, the Company recorded a net increase of $12,678 in the asset-specific component of the CECL reserve. The increase was primarily due to three loans secured by office properties and one loan secured by a multifamily property. The Company observed a decline in the estimated fair value of the collateral since December 31, 2022 due to macroeconomic conditions making the value of the collateral less than the outstanding balances on these loans as of December 31, 2023. Two of these loans have been placed on nonaccrual status as described below. The increase in the reserve was partially offset by a decrease due to the charge-off of one loan for $3,483.

In accordance with the Company’s allowance for loan loss policy, during the year ended December 31, 2022, the Company recorded an impairment charge of $3,588. The impairment charge relates to a first mortgage loan secured by an office building. The loan was subsequently sold during 2023. See Note 5 for further information.

For further information on the Company’s allowance for credit losses policy, see “Note 2 – Summary of Significant Accounting Policies.”

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

As of December 31, 2023, 24 loans had a risk rating of 2, seven had a risk rating of 3, three had a risk rating of 4 and two had a risk rating of 5. As of December 31, 2022, 33 loans had a risk rating of 2, eight had a risk rating of 3, one had a risk rating of 4 and one had a risk rating of 5.

As of December 31, 2023, the Company had two senior loans with a risk rating of 5 with total outstanding balance of $43,197 and total unfunded commitments of $6,553.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

•
A senior loan secured by a multifamily property located in Portland, OR with an outstanding balance of $29,550 and an unfunded commitment of $2,200 was extended in December 2023 to May 9, 2024 to provide the sponsor time to stabilize the rent roll and eventually sell the property. The Company established an interest reserve through maturity that was added to the principal balance in the amount of $1,750. The loan is on nonaccrual status and the Company has recorded an asset-specific CECL reserve of $7,073 on this loan as of December 31, 2023.
•
A senior loan secured by an office property in Reston, VA with an outstanding loan balance of $13,647, an unfunded commitment of $4,353 and a maturity date of March 9, 2024. The Company has been negotiating a loan extension with the sponsor. The loan was placed on nonaccrual status as of February 1, 2024 and the Company has recorded an asset-specific CECL reserve of $2,969 on this loan as of December 31, 2023.

As of December 31, 2023, a senior loan secured by an office property located in Addison, TX with an outstanding balance of $24,411 and no unfunded commitment has been in maturity default since September 9, 2023. The Company has been negotiating a loan extension with the sponsor. The loan is on nonaccrual status and the Company has recorded an asset-specific CECL reserve of $2,621 on this loan as of December 31, 2023. The loan had a risk rating of 4 as of December 31, 2023.

During the year ended December 31, 2023, the Company recognized $3,045 in interest income related to the nonaccrual status loans, which is net of a reversal of $624 in interest income as a result of placing the loans on nonaccrual status. For the year ended December 31, 2023, the total interest income forgone after placing these loans on nonaccrual status was $1,621.

Loan Modifications

The Company may amend or modify a loan based on its specific facts and circumstances. These modifications are often in the form of a term extension to provide the borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan. Such extensions are generally made at the loan’s contractual interest rate and may require an extension fee be paid to the Company. During the year ended December 31, 2023, the Company made one such modification which is disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a 7-month term extension for a senior loan secured by a multifamily property located in Portland, OR described above. No principal or interest was forgiven and no extension fee was received as a result of the modification. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $22,477, which is net of $7,073 of asset-specific CECL reserve on the loan, representing 3.1% of the Company’s commercial mortgage loans as of December 31, 2023. No interest income has been accrued on the loan since it was placed on the nonaccrual status.

Note 4 – Repurchase Agreements and Credit Facilities

On February 15, 2018, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. (“Atlas”) with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrue interest at a per annum annual rate equal to the one-month term USD Secured Overnight Financing Rate (“SOFR”) plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The Company paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of December 31, 2023. As there were no borrowings outstanding, the Company was not subject to any financial covenants.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of December 31, 2023, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% to 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. One of the covenants requires that the ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges, defined as preferred dividends plus interest expense per the JPM Repo Facility agreement, should not fall below 150% on a trailing four quarter basis. The amendment on May 5, 2023 removed preferred dividends from the definition of Fixed Charges for purposes of this calculation on a prospective basis. The EBITDA to Fixed Charges ratio for the trailing four quarters was 152% and 135%, as of December 31, 2023 and 2022, respectively. JPM agreed to waive this covenant as of as of December 31, 2022. As a result, the Company was in compliance with all financial covenant requirements as of December 31, 2023 and 2022.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750 until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. The WA Credit Facility is subject to certain financial covenants. One of the covenants requires that the Company has a debt service coverage ratio of at least 1.50 measured on a quarterly basis. For the three-month period ended December 31, 2023, the Company had a debt service coverage ratio of 1.47. Western Alliance agreed to waive this covenant as of December 31, 2023. As a result, the Company was in compliance with all financial covenant requirements as of December 31, 2023 and 2022.

The JPM Repo Facility, Atlas Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Facilities as of December 31, 2023 and 2022 are as follows:

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Repurchase agreements - commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34%(2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

December 31, 2022					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$375,000	$356,097	$882	$494,962	6.89%	679
JPM Repo Facility	150,000	131,992	305	181,972	6.40%	492
Repurchase agreements - commercial mortgage loans	525,000	488,089	1,187	676,934	6.76%	628
WA Credit Facility	75,000	18,380	16	29,797	7.64%	435
	$600,000	$506,469	$1,203	$706,731	6.79%	621
____________

(1)
Excluding $0 and $3 of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively.
(2)
Includes 0.50% additional interest rate during the third and fourth quarters of 2023 as the minimum deposit balance was not met by the Company as of June 30, 2023.

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

During July 2023, the Company sold a senior office loan located in Alexandria, VA that had a risk rating of 5. The loan originally had a senior participation sold under a loan participation agreement to a third party. The Company sold its interest in the loan to the participant counterparty to extinguish the debt. The Company had previously recorded an asset-specific CECL reserve of $3,483 for this loan which was charged-off against the CECL reserve. The loan was on nonaccrual status since March 2023, and the Company only recognized interest income in the amount due to the loan participant and any net cash collected was applied against the principal balance of the loan. During the year ended December 31, 2023, the Company recognized $531 in interest income and $426 in interest expense on this loan.

The following tables detail the Company’s loan participations sold as of December 31, 2023 and 2022:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity
Total Loans	7	$124,275	$121,431	L+3.7%	n/a	1.22
Senior participations (3)	7	$99,420	$99,420	L+2.0%	n/a	1.22
____________

(1) The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.

(2) As of December 31, 2023 and 2022, the loan participations sold were non-recourse to the Company.

(3) During the years ended December 31, 2023 and 2022, the Company recorded $4,914 and $3,952 of interest expense related to loan participations sold.

(4) Based on the furthest maximum maturity date of all the loans subject to the participation agreement.

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

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the year ended December 31, 2023 and 2022, the Company repurchased and retired 4,143 and 51,304 shares, respectively, of Series A Preferred Stock resulting in a gain of $21 and $306, respectively, from these repurchases. On January 30, 2023, the Board unanimously approved the termination of the Series A Preferred Repurchase Program.

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all class of common and preferred stock, including restricted common stock:

Year Ended December 31, 2023	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667
Issuance of shares	—	—	1,445	3,453	—	—	12,386
Repurchase and retirement of preferred stock	(4,143)	—	—	—	—	—	—
Distribution reinvestment	—	—	1,259	551	—	127	2,393
Issuance of restricted shares	—	—	—	—	—	—	1,722
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168

Year Ended December 31, 2022	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218
Issuance of shares	—	—	107,721	46,977	—	—	67,316
Repurchase and retirement of preferred stock	(51,304)	—	—	—	—	—	—
Distribution reinvestment	—	—	12,662	6,307	—	1,548	16,212
Issuance of restricted shares	—	—	—	—	—	—	1,534
Redemptions	—	(930,162)	(36,470)	(155,042)	—	(958)	(12,613)
Ending balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667

Year Ended December 31, 2021	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	—	10,151,787	655,835	398,233	—	50,393	381,955
Issuance of shares	3,600,000	—	4,801	3,673	—	—	976
Distribution reinvestment	—	—	10,992	5,687	—	1,748	10,420
Issuance of restricted shares	—	—	—	—	—	—	1,477
Redemptions	—	(658,848)	(12,358)	(19,494)	—	(4,843)	(14,610)
Ending balance	3,600,000	9,492,939	659,270	388,099	—	47,298	380,218

During the year ended December 31, 2023, the Company issued shares in the Public Offerings at an average price per share of $19.55 with total net proceeds, including proceeds from the DRP, of $183 after offering costs of $240.

During the year ended December 31, 2022, the Company issued shares in the Public Offerings at an average price per share of $20.31 with total net proceeds, including proceeds from the DRP, of $3,722 after offering costs of $1,532.

During the year ended December 31, 2021, the Company issued shares in the IPO at an average price per share of $20.42 with total net proceeds, including proceeds from the DRP, of $(110) after offering costs of $892. In addition, the Company incurred $26 in reimbursable deferred offering costs that were payable to the Advisor and Sub-Advisor. The Company also issued shares of Series A Preferred Stock at an average price per share of $25.00 with total net proceeds of $86,310 after offering costs of $3,690.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Distributions

Common Stock

The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since January 1, 2021.

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
January 31, 2021	$0.9500	$0.0792
February 28, 2021	$1.0000	$0.0833
March 31, 2021	$1.0500	$0.0875
April 30, 2021	$1.1000	$0.0917
May 31, 2021	$1.1500	$0.0958
June 30, 2021	$1.2500	$0.1042
July 31, 2021	$1.2500	$0.1042
August 31, 2021	$1.2500	$0.1042
September 30, 2021	$1.2500	$0.1042
October 31, 2021	$1.2500	$0.1042
November 30, 2021	$1.2500	$0.1042
December 31, 2021	$1.2500	$0.1042
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31,2023	$1.2500	$0.1042
April 30,2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through December 31, 2023, the Company has not issued any shares of Class S common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2021.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2021	$0.0749	$0.0646
February 28, 2021	$0.0794	$0.0701
March 31, 2021	$0.0832	$0.0729
April 30, 2021	$0.0876	$0.0776
May 31, 2021	$0.0915	$0.0813
June 30, 2021	$0.1000	$0.0900
July 31, 2021	$0.0999	$0.0896
August 31, 2021	$0.0999	$0.0895
September 30, 2021	$0.1000	$0.0900
October 31, 2021	$0.0999	$0.0895
November 30, 2021	$0.1000	$0.0901
December 31, 2021	$0.0999	$0.0897
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916

Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2023 were $10,704, $932, $318, $58 and $585, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2022 were $11,245, $869, $416, $57 and $495, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2021 were $11,577, $767, $395, $54 and $448, respectively.

Series A Preferred Stock

During December 2021, the Board declared a quarterly dividend on the Series A Preferred Stock in the amount of $0.459375 per share which was paid on December 30, 2021 to holders of record on December 15, 2021 for the period beginning September 22, 2021 to, but not including, December 30, 2021. Beginning March 2022, Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the years ended December 31, 2023, 2022 and 2021. The tables exclude from dividend declaration any month when there were no outstanding shares for a class of stock.

Year Ended December 31, 2023	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2500	$1.2500	$1.2500	$—	$1.2500	$1.2500
Stockholder servicing fee per share	N/A	N/A	N/A	0.1558	—	0.0456	N/A
Net distributions declared per share	$1.6875	$1.2500	$1.2500	$1.0942	$—	$1.2044	$1.2500

Year Ended December 31, 2022	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2504	$1.2504	$1.2504	$—	$1.2504	$1.2504
Stockholder servicing fee per share	N/A	N/A	N/A	0.1685	—	0.0498	N/A
Net distributions declared per share	$1.6875	$1.2504	$1.2504	$1.0819	$—	$1.2006	$1.2504

Year Ended December 31, 2021	Preferred Stock (1)	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4594	$1.1669	$1.1669	$1.1669	$—	$1.1669	$1.1669
Stockholder servicing fee per share	N/A	N/A	N/A	0.1720	—	0.0507	N/A
Net distributions declared per share	$0.4594	$1.1669	$1.1669	$0.9949	$—	$1.1162	$1.1669

(1)
Distributions on preferred stock are only for a partial year following their issuance on September 22, 2021.

As of December 31, 2023 and 2022, distributions declared but not yet paid amounted to $1,050 and $1,047, respectively.

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

The per share purchase price for shares purchased pursuant to the DRP is equal to the most recently published transaction price at the time the distribution is payable. Stockholders do not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP. Shares acquired under the DRP will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in the Public Offerings.

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

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

In determining to suspend the IPO and the DRP, the Board considered various factors, including the economic impact of the COVID-19 pandemic, the inability to accurately calculate the Company’s NAV per share due to uncertainty, volatility and lack of liquidity in the market, the Company’s need for liquidity due to financing challenges related to additional collateral required by the banks that regularly finance the Company’s assets and these uncertain and rapidly changing economic conditions. After determining that there had been reduced volatility in the market for the Company’s investments and some improvement in the U.S. economic outlook, the Advisor resumed calculation of the NAV beginning as of June 30, 2020, and on October 1, 2020, the SEC declared effective the post-effective amendment to the Company’s registration statement on Form S-11 thereby permitting the Company to resume offers and sales of shares of common stock in the IPO, including through the DRP. On January 30, 2023, the Board suspended, among other things, the operation of the DRP, effective as of February 10, 2023.

During the year ended December 31, 2023, the Company received proceeds from the DRP totaling $85 at an average price per share of $19.53. During the year ended December 31, 2022, the Company received proceeds from the DRP totaling $725 at an average price per share of $19.73. During the year ended December 31, 2021, the Company received proceeds from the DRP totaling $583 at an average price per share of $20.22.

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

During the year ended December 31, 2023, the Company repurchased no shares of common stock. During the year ended December 31, 2022, the Company repurchased $22,367 of common stock at an average price per share of $19.70. During the year ended December 31, 2021, after reinstatement of the SRP, the Company repurchased $14,335 of common stock at an average price per share of $20.19.

Note 7 – Net (Loss) Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net (loss) income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. For the year ended December 31, 2023, no additional shares related to restricted shares were included in the computation of diluted earnings per share due to the net loss for the year. For the year ended December 31, 2022, 830 additional shares related to common share equivalents were included in the computation of diluted earnings per share because the effect of those common share equivalents was dilutive. For the year ended December 31, 2021, 947 additional shares related to restricted shares were included in the computation of diluted earnings per share because the effect of those common share equivalents was dilutive. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 676, 645 and 610 antidilutive restricted shares for the years ended December 31, 2023, 2022 and 2021, respectively. For further information about the Company’s restricted shares, see Note 11 – “Equity Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

The following table is a summary of the basic and diluted net (loss) income per share attributable to common stockholders computation for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net (loss) income attributable to common stockholders	$(10,398)	$4,430	$8,219
Weighted average shares outstanding, basic	10,114,606	10,605,242	11,480,517
Weighted average shares outstanding, diluted	10,114,606	10,606,072	11,481,464
Net (loss) income per share attributable to common stockholders, basic and diluted	$(1.03)	$0.42	$0.72

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of December 31, 2023 and 2022, the Company had 27 and 33 commercial mortgage loans, respectively, with a total remaining future funding commitment of $31,021 and $59,474, respectively. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the years ended December 31, 2023, 2022 and 2021.

Note 10 – Transactions with Related Parties

As of December 31, 2023 and 2022, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2023 and 2022, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (ii) repurchase requests made for these shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the years ended December 31, 2023, 2022 and 2021:

	Year Ended	Year Ended	Year Ended	Payable as of December 31,
	December 31, 2023	December 31, 2022	December 31, 2021	2023	2022
Organization and offering expense reimbursement (1)	$2	$—	$26	$2	$—
Selling commissions and dealer manager fee (2)	4	155	8	—	—
Advisory fee (3)	3,381	3,692	3,217	271	296
Loan fees(4)	400	3,714	4,597	1,313	1,419
Accrued stockholder servicing fee(5)	4	(59)	(23)	442	482
Operating expense reimbursement to Advisor (6)	—	—	56	—	—
Total	$3,791	$7,502	$7,881	$2,028	$2,197
____________

(1)
The Company reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Public Offerings, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the Public Offerings.
(2)
For the Public Offerings, the Dealer Manager was entitled to receive (a) upfront selling commissions of up to 6.0%, and upfront dealer manager fees of up to 1.25%, of the transaction price of each Class A share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 7.25% of the transaction price; (b) upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price; and (c) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class D shares, Class I shares or shares of any class sold pursuant to the Company’s DRP. All upfront selling commissions and dealer manager fees were reallowed (paid) by the Dealer Manager to participating broker-dealers.
(3)
The Advisor is entitled to receive an advisory fee comprised of two separate components: (1) a fixed component payable monthly and (2) a performance component payable annually. Prior to July 1, 2021, the fixed component of the advisory fee was paid in an amount equal to 1/12th of 1.25% per annum of the gross value of the Company’s assets, paid monthly in arrears, provided that any such monthly payment could not exceed 1/12th of 2.5% of the Company’s NAV. Effective July 1, 2021, the fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. In addition, if the NAV per share decreases below $25 for any class of shares during the measurement period, any subsequent increase in NAV per share to $25 (or such other adjusted number) will not be included in the calculation of the performance component with respect to that class. The Advisor waived $0, $0 and $1,475 of the fixed component of the advisory fees for the years ended December 31, 2023, 2022 and 2021, respectively. The Advisor pays fees to the Sub-Advisor for the services its delegates to the Sub-Advisor or may direct the Company to pay a portion of the fees otherwise payable to the Advisor directly to the Sub-Advisor.
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

December 31, 2023

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2023, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2023, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of shares. The table below summarizes total stock grants made at each grant date as of December 31, 2023.

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

Under the RSP, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $31, $32 and $34 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had $53 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.45 years. The total fair value at the vesting date for restricted shares that vested during the year ended December 31, 2023 was $25.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	2,983	$20.11
Granted	1,722	17.42
Vested	(1,468)	20.44
Converted	—	—
Forfeited	—	—
Outstanding at December 31, 2023	3,237	$18.53

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Note 12 – Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and fair value of the Company’s financial instruments at the dates below:

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$54,143	$54,143	$29,408	$29,408
Commercial mortgage loans, net	722,003	722,003	842,278	842,278
Total	$776,146	$776,146	$871,686	$871,686
Financial liabilities
Repurchase agreements — commercial mortgage loans	$457,438	$457,438	$488,086	$488,086
Credit facility payable	9,498	9,498	18,380	18,380
Loan participations sold	57,226	57,226	99,420	99,420
Total	$524,162	$524,162	$605,886	$605,886

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.9 years), are not delinquent or impaired (except for two loans impaired as of December 31, 2023 and one loan impaired as of December 31, 2022, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For the impaired loans, the CECL reserve was recorded based on the Company’s estimation of the fair value of the loans’ aggregate underlying collateral as of December 31, 2023. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The Company estimated the fair value of these loans by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable input used is the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.75% to 8.00%.

•
The estimated fair value of repurchase agreements – commercial mortgage loans, credit facility payable and loan participations sold are Level 3 fair value measurements based on expected present value techniques. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements, credit facilities and loan participations sold with similar characteristics and credit quality. The carrying value of these instruments approximates fair value as the fair value of these instruments is not materially sensitive to shifts in market interest rates because of the floating interest rates on these instruments.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Note 13 – Disposition of Real Estate

On September 28, 2023, the Company sold the Renaissance O’Hare property for net proceeds of $11,942 and recorded a gain of $206 on the sale. During May 2023, the Company had recorded an impairment charge of $6,934, which is reflected in the provision for asset impairment on the consolidated statement of operations during the year ended December 31, 2023.

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

The Company was granted forgiveness by the U.S. Small Business Administration in December 2021. The Company accounted for this PPP loan using a government grant accounting approach. The grant proceeds were initially recorded in accrued expenses on the consolidated balance sheet. Each month, those proceeds were applied as a reduction to payroll-related costs within real estate operating expenses on the consolidated statement of operations until the proceeds have been fully absorbed by the payroll-related expenses. As of December 31, 2023 and 2022, no balance remains recorded in accrued expenses for the PPP loan to be absorbed by payroll-related expenses.

Note 14 – Leases

As of December 31, 2022, the Company was the lessee under one ground lease. The ground lease, which commenced on April 1, 1999, was assumed as part of the Renaissance O’Hare acquired through a deed-in-lieu of foreclosure transaction on August 20, 2020. The lease was classified as a finance lease.

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

For the years ended December 31, 2023, 2022 and 2021, total finance lease cost was comprised as follows:

	Years ended December 31,
	2023	2022	2021
Amortization of right-of-use assets	$30	$72	$71
Interest on lease liabilities	1,483	1,963	1,925
Total finance lease cost	$1,513	$2,035	$1,996

The table below shows the Company’s finance lease right of use asset, net of amortization as of December 31, 2022:

December 31,
2022
Finance lease right of use asset, gross	$5,549
Accumulated amortization	(167)
Finance lease right of use asset, net of amortization	$5,382

Note 15 – Subsequent Events

The Company has evaluated subsequent events through March 15, 2024, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Distributions

On January 30, 2024, the Company announced that the Board authorized distributions to stockholders of record as of January 31, 2024, that the Company paid on or about February 20, 2024 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0123	0.0036	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0919	$0.1006	$0.1042

On February 28, 2024, the Company announced that the Board authorized distributions to stockholders of record as of February 29, 2024, payable on or about March 19, 2024 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0115	0.0034	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0927	$0.1008	$0.1042

On February 28, 2024, the Company announced that the Board authorized a distribution on its Series A Preferred Stock to stockholders of record as of March 15, 2024, payable on or about March 29, 2024 in the amount of $0.421875 per share.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2023

(Dollar amounts in thousands)

Type of Loan (1)	Principal Balance (2)	Carrying Amount (2)	Property Type	Cash Coupon (2)	Periodic Payment Terms (3)	Maximum Maturity (4)
First Mortgage Loan 1	$13,450	$13,480	Office	SOFR+4.70%	I/O	4/9/23 (5)
First Mortgage Loan 2	24,411	21,913	Office	SOFR+3.75%	I/O	9/9/23 (6)
First Mortgage Loan 3	11,056	10,898	Multifamily	SOFR+3.25%	I/O	2/9/24 (7)
First Mortgage Loan 4	45,983	43,878	Office	SOFR+2.75%	I/O	7/9/26
First Mortgage Loan 5	7,934	7,960	Office	SOFR+4.20%	I/O	11/9/24
First Mortgage Loan 6	13,626	13,537	Office	SOFR+3.10%	I/O	10/9/24
First Mortgage Loan 7	22,616	19,143	Office	SOFR+2.90%	I/O	10/9/24 (8)
First Mortgage Loan 8	9,850	9,860	Retail	SOFR+3.50%	I/O	3/9/25
First Mortgage Loan 9	13,647	10,847	Office	SOFR+5.00%	I/O	3/9/26
First Mortgage Loan 10	20,135	20,183	Industrial	SOFR+4.00%	I/O	3/9/26
First Mortgage Loan 11	15,737	15,780	Multifamily	SOFR+3.50%	I/O	4/9/26
First Mortgage Loan 12	12,226	12,185	Multifamily	SOFR+3.50%	I/O	4/9/26
First Mortgage Loan 13	9,090	9,088	Industrial	SOFR+4.00%	I/O	5/9/26
First Mortgage Loan 14	15,889	15,908	Multifamily	SOFR+3.10%	I/O	6/9/26
First Mortgage Loan 15	6,430	6,446	Mixed Use	SOFR+4.50%	I/O	7/9/26
First Mortgage Loan 16	29,550	22,477	Multifamily	SOFR+3.20%	I/O	5/9/24
First Mortgage Loan 17	23,533	23,528	Multifamily	SOFR+2.95%	I/O	11/9/26
First Mortgage Loan 18	25,696	25,681	Multifamily	SOFR+2.90%	I/O	11/9/26
First Mortgage Loan 19	24,581	24,530	Multifamily	SOFR+3.05%	I/O	12/9/26
First Mortgage Loan 20	25,453	25,246	Multifamily	SOFR+2.85%	I/O	12/9/26
First Mortgage Loan 21	39,817	39,665	Multifamily	SOFR+3.05%	I/O	12/9/26
First Mortgage Loan 22	25,529	25,475	Multifamily	SOFR+3.20%	I/O	1/9/27
First Mortgage Loan 23	38,730	38,284	Multifamily	SOFR+3.40%	I/O	1/9/27
First Mortgage Loan 24	16,153	16,129	Retail	SOFR+3.65%	I/O	2/9/27
First Mortgage Loan 25	15,496	15,477	Industrial	SOFR+3.55%	I/O	2/9/27
First Mortgage Loan 26	14,744	14,661	Multifamily	SOFR+3.30%	I/O	2/9/27
First Mortgage Loan 27	30,000	29,960	Mixed Use	SOFR+3.04%	I/O	3/9/27
First Mortgage Loan 28	28,536	28,187	Multifamily	SOFR+3.40%	I/O	3/9/27
First Mortgage Loan 29	16,852	16,797	Industrial	SOFR+3.30%	I/O	4/9/27
First Mortgage Loan 30	13,783	13,492	Multifamily	SOFR+3.25%	I/O	4/9/27
First Mortgage Loan 31	19,820	19,816	Multifamily	SOFR+3.40%	I/O	5/9/26
First Mortgage Loan 32	49,448	48,902	Multifamily	SOFR+3.45%	I/O	6/9/27
First Mortgage Loan 33	27,579	27,315	Multifamily	SOFR+3.90%	I/O	9/9/27
First Mortgage Loan 34	22,000	21,815	Multifamily	SOFR+3.90%	I/O	12/9/27
Credit Loan 1	7,500	7,469	Office	9.20%	I/O	10/11/27
Credit Loan 2	6,000	5,991	Office	10.00%	I/O	10/6/24
	$742,880	$722,003
____________

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Cash coupon is the stated rate on the loan. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of December 31, 2023, the weighted average SOFR floor for these loans was 0.65%. An 80% undivided senior interest in each of loan numbers 1, 2, 3 and 7, which includes the right to receive priority interest payments at a rate of SOFR+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
I/O = interest only, P/I = principal and interest.
(4)
Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
(5)
The loan matured on April 9, 2023 and is currently paying default interest. The Company is negotiating an extension to allow the borrower to obtain long-term financing. The Company expects to complete the loan extension in the second quarter of 2024. The property securing the loan is class A office and is 97% occupied as of December 31, 2023. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(6)
The loan matured on September 9, 2023 and is accruing default interest. The Company is negotiating an extension with the borrower which it expects to complete in the first quarter of 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $2,621 asset-specific CECL reserve as of December 31, 2023.
(7)
The loan matured on February 9, 2024 and the Company agreed to extend the loan maturity date until June 9, 2024. The borrower paid an extension fee, and contributed funds into reserves for interest, taxes and insurance. The borrower is currently marketing

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2023

(Dollar amounts in thousands)

the asset for sale and has executed a purchase and sale agreement for an amount that exceeds the loan balance. Once the sale is complete, the proceeds will be used to pay-off the loan. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(8)
The loan matured on October 9, 2023 and is currently in maturity default. The Company has been negotiating an extension with the borrower which is expected to be completed in the first quarter 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $3,603 asset-specific CECL reserve as of December 31, 2023.

Reconciliation of Commercial Mortgage Loans, At Cost:

The following table reconciles commercial mortgage loans, at cost for the years ended:

	2023	2022	2021
Balance at January 1,	$842,278	$665,498	$441,814
Adoption of ASU 2016-13	(4,787)	—	—
Balance at beginning of period after adoption	837,491	665,498	441,814
Additions during period:
Loan fundings	23,073	300,576	337,033
Amortization of deferred fees and expenses	865	616	1,440
Deductions during period:
Collections of principal	(107,520)	(120,240)	(114,558)
Sale of loan (1)	(17,433)	—	—
Provision for credit losses	(16,957)	(3,588)	—
Net fees capitalized into carrying value of loans	(999)	(584)	(231)
Charge-offs (1)	3,483	—	—
Balance at December 31,	$722,003	$842,278	$665,498

(1)
The Company sold one loan during 2023. See Note 5 for further information.