Form 10-Q
period 2024-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2024-05-10
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 469,168 shares of Class I common stock, 745,887 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$60,396	$54,143
Commercial mortgage loans:
Commercial mortgage loans at cost	714,891	743,852
Allowance for credit losses	(22,253)	(21,849)
Commercial mortgage loans at cost, net	692,638	722,003
Deferred debt finance costs	201	604
Accrued interest receivable	3,012	3,283
Prepaid expenses and other assets	345	312
Total assets	$756,592	$780,345
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$435,439	$457,438
Credit facility payable	9,498	9,498
Loan participations sold, net	57,226	57,226
Due to related parties	1,662	2,028
Accrued interest payable	1,720	1,792
Distributions payable	1,051	1,050
Accrued expenses and other liabilities	719	762
Total liabilities	507,315	529,794

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of March 31, 2024 and December 31, 2023	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,887 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of March 31, 2024 and December 31, 2023,	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of as of March 31, 2024 and December 31, 2023	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 469,168 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid in capital	339,554	339,581
Accumulated deficit	(90,291)	(89,044)
Total stockholders’ equity	249,277	250,551
Total liabilities and stockholders’ equity	$756,592	$780,345

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023
Income:
Interest income	$15,112	$16,854
Less: Interest expense	(9,476)	(10,229)
Net interest income	5,636	6,625
Revenue from real estate	—	2,921
Total income	5,636	9,546
Operating expenses:
Advisory fee	805	881
Amortization of debt finance costs	403	371
Directors compensation	20	19
Professional service fees	281	191
Real estate operating expenses	—	3,188
Depreciation and amortization	—	321
Other expenses	391	353
Total operating expenses	1,900	5,324
Other (loss) income:
(Provision for) reversal of credit losses	(337)	399
Total other (loss) income	(337)	399
Net income	3,399	4,621
Series A Preferred Stock dividends	(1,495)	(1,495)
Gain on repurchase and retirement of preferred stock	—	21
Net income attributable to common stockholders	$1,904	$3,147
Net income attributable to common stockholders per share basic and diluted	$0.19	$0.31
Weighted average number of shares of common stock
Basic	10,116,192	10,113,221
Diluted	10,116,531	10,113,587

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended March 31, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,581	$(89,044)	$250,551
Offering costs	—	—	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	—	—	—	3,399	3,399
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,151)	(3,151)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at March 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,554	$(90,291)	$249,277

For the Three Months Ended March 31, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	$4	$9	$1	$—	$—	$—	$—	$339,470	$(60,927)	$278,557
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Total stockholders’ equity at beginning of period, as adjusted	—	—	—	—	—	—	—	339,470	(66,049)	273,435
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	22	(82)
Offering costs	—	—	—	—	—	—	—	(82)	—	(82)
Net income	—	—	—	—	—	—	—	—	4,621	4,621
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,148)	(3,148)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance at March 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,718	$(66,049)	$273,683

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$3,399	$4,621
Adjustments to reconcile net income to cash provided by operations:
Provision for (reversal of) credit losses	337	(399)
Depreciation and amortization expense	—	321
Reduction in the carrying amount of the right-of-use asset	—	18
Amortization of equity-based compensation	8	7
Amortization of debt finance costs to operating expense	403	371
Amortization of debt finance costs to interest expense	—	2
Amortization of origination fees	—	(7)
Amortization of loan extension fees	(99)	(207)
Changes in assets and liabilities:
Accrued interest receivable	271	(150)
Accrued expenses and other liabilities	24	(3,372)
Accrued interest payable	(72)	60
Due to related parties	(74)	(9)
Prepaid expenses and other assets	(33)	(58)
Net cash provided by operating activities	4,164	1,198
Cash flows from investing activities:
Origination/funding of commercial loans	(3,482)	(5,289)
Loan extension fees received on commercial loans	63	80
Principal repayments of commercial loans	32,197	26,777
Real estate capital expenditures	—	(380)
Net cash provided by investing activities	28,778	21,188
Cash flows from financing activities:
Proceeds from issuance of common stock	—	342
Repurchase of preferred stock	—	(82)
Payment of offering costs	(45)	(90)
Principal repayments of repurchase agreements	(21,999)	(6,478)
Proceeds from sale of loan participations	—	309
Principal repayments of loan participations	—	(21,400)
Debt finance costs	—	(118)
Distributions paid to common stockholders	(3,150)	(3,061)
Distributions paid to preferred stockholders	(1,495)	(1,494)
Net cash used in financing activities	(26,689)	(32,072)
Net change in cash, cash equivalents and restricted cash	6,253	(9,686)
Cash, cash equivalents and restricted cash at beginning of period	54,143	29,408
Cash, cash equivalents and restricted cash at end of period	$60,396	$19,722
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$(282)	$(87)
Interest paid	$9,547	$10,261
Accrued stockholder servicing fee due to related party	$(10)	$(8)
Distribution reinvestment	$—	$85

The accompanying notes are an integral part of these consolidated financial statements

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, pursuant to a second amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated July 1, 2021. Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor, such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meetings; and (iv) monitoring the Company’s ongoing compliance with the REIT qualification requirements for U.S. federal income tax purposes.

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

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

On April 28, 2022, the Company filed a registration statement on Form S-11 (File No. 333-264540) (the “2022 Registration Statement”) with the SEC to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022 (the “Second Public Offering” and collectively with the IPO, the “Public Offerings”).

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the share repurchase plan (the “SRP”), which were in excess of such fundraising, on January 30, 2023, the Board approved, effective immediately, the suspension of the operation of the SRP. In connection with such suspension, the Board also approved the suspension of the sale of shares in the primary portion of the Second Public Offering (the “Primary Offering”), effective immediately, and the suspension of the sale of shares pursuant to the distribution reinvestment plan (the “DRP”), effective as of February 10, 2023. The Primary Offering, the SRP, and the DRP shall each remain suspended unless and until such time as the Board approves their resumption.

Please refer to “Note 14 – Subsequent Events” for updates to the Company’s business after March 31, 2024.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the three months ended March 31, 2024.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of March 31, 2024 and December 31, 2023, no restricted cash was held by the Company.

Allowance for Credit Losses

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

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of March 31, 2024 and December 31, 2023:

March 31, 2024

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	32	$700,664	$727	$(22,205)	$679,186	7.9%	0.8
Credit loans	2	13,500	—	(48)	13,452	9.6%	2.2
Total and average	34	$714,164	$727	$(22,253)	$692,638	8.0%	0.8

December 31, 2023

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	34	$729,380	$972	$(21,809)	$708,543	8.8%	0.9
Credit loans	2	13,500	—	(40)	13,460	9.6%	2.4
Total and average	36	$742,880	$972	$(21,849)	$722,003	8.8%	0.9

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On March 15, 2024, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 5.33%. On December 15, 2023, the SOFR rate reset to 5.36%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

For the three months ended March 31, 2024, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$743,852	$(21,849)	$722,003
Loan originations/advances	3,482	—	3,482
Principal repayments	(32,197)	—	(32,197)
Amortization of loan origination and deferred exit fees	146	—	146
Origination fees and extension fees received on commercial loans	(392)	—	(392)
Provision for credit losses	—	(404)	(404)
Balance at End of Period	$714,891	$(22,253)	$692,638

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the three months ended March 31, 2024:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(21,849)	$(289)	$(22,138)
Provision for credit losses	(404)	67	(337)
Ending allowance for credit losses	$(22,253)	$(222)	$(22,475)

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.

The following table presents the activity in the Company’s allowance for credit losses for the three months ended March 31, 2023:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Beginning of period	$(3,588)	$—	$(3,588)
Adoption of ASU 2016-13	(4,787)	(335)	(5,122)
Reversal of (provision for) credit losses	355	44	399
Charge-offs	—	—	—
Ending allowance for credit losses	$(8,020)	$(291)	$(8,311)
(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.

As of March 31, 2024, the Company had a total CECL reserve of $22,475 which included an asset-specific component of $17,427 related to five loans. During the three months ended March 31, 2024, the Company increased the CECL reserve by $337. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions.

During the three months ended March 31, 2024, the Company recorded a net increase of $1,161 in the asset-specific component of the CECL reserve. The asset-specific component relates to three loans secured by office properties and two loans secured by multifamily properties. Since December 31, 2023, the Company observed a decline in the estimated fair value of the collateral for three of these loans due to macroeconomic conditions and an increase in the estimated fair value of the collateral for one of the loans due to improved performance of the collateral. The estimated fair value of the collateral for one of the loans remained unchanged from December 31, 2023. The estimated fair value of the collateral is less than the outstanding balances on all these loans as of March 31, 2024. Three of these loans have been placed on nonaccrual status as described below.

During the three months ended March 31, 2023, the Company reduced the CECL reserve by $399. This CECL reserve reflects reserves determined based on an analysis of macroeconomic conditions.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

As of March 31, 2024, 20 loans had a risk rating of 2, eight had a risk rating of 3, four had a risk rating of 4 and two had a risk rating of 5. As of December 31, 2023, 24 loans had a risk rating of 2, seven had a risk rating of 3, three had a risk rating of 4 and two had a risk rating of 5.

As of March 31, 2024, the Company has established an asset-specific CECL reserve of $17,427 related to five loans. Below is a summary of the status of each of the loans:

•
A senior loan secured by a multifamily property located in Portland, OR with an outstanding balance of $29,986 and an unfunded commitment of $450 was extended in December 2023 to May 9, 2024 to provide the sponsor time to stabilize the rent roll and eventually sell the property. The Company established an interest reserve through maturity that was added to the principal balance in the amount of $1,750. The Company is negotiating an additional loan extension with the sponsor. If the loan is not extended, the Company will begin the foreclosure process with respect to this property. The loan is on nonaccrual status and the Company has recorded an asset-specific CECL reserve of $7,073 on this loan as of March 31, 2024. The loan had a risk rating of 5 as of March 31, 2024.
•
A senior loan secured by an office property in Reston, VA with an outstanding loan balance of $13,477, an unfunded commitment of $4,353 and a maturity date of March 9, 2024. The Company has been negotiating a loan extension with the sponsor. The loan was placed on nonaccrual status as of February 1, 2024 and the Company has recorded an asset-specific CECL reserve of $3,187 on this loan as of March 31, 2024. The loan had a risk rating of 5 as of March 31, 2024.
•
A senior loan secured by an office property located in Addison, TX with an outstanding balance of $24,411 and no unfunded commitment has been in maturity default since September 9, 2023. The Company has been negotiating a loan extension with the sponsor. The loan is on nonaccrual status and the Company has recorded an asset-specific CECL reserve of $4,760 on this loan as of March 31, 2024. The loan had a risk rating of 4 as of March 31, 2024.
•
A senior loan secured by an office property located in Charlotte, NC with an outstanding balance of $22,616, no unfunded commitment and a maturity date of October 9, 2023 was in maturity default. The Company has been negotiating a two-year extension with the borrower with an option to extend an additional year. The Company has recorded an asset-specific CECL reserve of $983 on this loan as of March 31, 2024. The loan had a risk rating of 4 as of March 31, 2024.
•
A senior loan secured by a multifamily property located in Arlington, TX with an outstanding balance of $24,581, an unfunded commitment of $469 and a maturity date of December 9, 2024 for which the Company has recorded an asset-specific CECL reserve of $1,424 as the estimated value of the property securing the loan was below the loan balance. The loan had a risk rating of 3 as of March 31, 2024.

During the three months ended March 31, 2024, the Company recognized $123 in interest income related to the nonaccrual status loans. During the three months ended March 31, 2024, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three months ended March 31, 2024, the total interest income forgone on the loans on nonaccrual status was $1,480.

Loan Modifications

The Company may amend or modify a loan based on its specific facts and circumstances. These modifications are often in the form of a term extension to provide the borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan. Such extensions are generally made at the loan’s contractual interest rate and may require an extension fee be paid to the Company. During the three months ended March 31, 2024 and 2023, the Company made no such modifications which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.

Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. (“Atlas”) with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrue interest at a per annum annual rate equal to SOFR plus

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

2.50% to 3.00% with a 0.15% to 0.25% floor. The Company paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of March 31, 2024. As there were no borrowings outstanding, the Company was not subject to any financial covenants.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of March 31, 2024, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of March 31, 2024 and December 31, 2023.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750, until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. The WA Credit Facility is subject to certain financial covenants. One of the covenants requires that the Company has a debt service coverage ratio of at least 1.50 measured on a quarterly basis. On March 4, 2024, the Company executed a second loan modification and waiver agreement that temporarily decreased the debt service coverage ratio to 1.40 for the three-month period ended March 31, 2024. For the three-month period ended March 31, 2024 and December 31, 2023, the Company had a debt service coverage ratio of 1.44 and 1.47, respectively. Western Alliance agreed to waive this covenant as of December 31, 2023. As a result, the Company was in compliance with all financial covenant requirements as of March 31, 2024 and December 31, 2023.

The JPM Repo Facility, Atlas Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The details of the Facilities as of March 31, 2024 and December 31, 2023 are as follows:

March 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	435,439	1,312	615,655	7.74%	1,497
Total Repurchase Facilities — commercial mortgage loans	626,076	435,439	1,312	615,655	7.74%	1,497
WA Credit Facility	40,000	9,498	40	13,477	8.83%	344
	$666,076	$444,937	$1,352	$629,132	7.77%	1,472

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Total Repurchase Facilities — commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34% (2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565

(1)
Excluding $0 of unamortized debt issuance costs at March 31, 2024 and December 31, 2023.
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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The following tables detail the Company’s loan participations sold as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,837	S+3.2%	n/a	0.19
Senior participations (3)	4	$57,226	$57,226	S+2.0%	n/a	0.19

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of March 31, 2024 and December 31, 2023, the loan participations sold were non-recourse to the Company.
(3)
During the three months ended March 31, 2024 and 2023, the Company recorded $626 and $1,441 of interest expense related to loan participations sold, respectively.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement.

Note 6 – Stockholders’ Equity

Preferred Stock Offering

On September 22, 2021, the Company issued and sold 3,500,000 shares of the Series A Preferred Stock at a public offering price of $25.00 per share. In addition, on October 15, 2021, Raymond James & Associates, Inc., as representative of the underwriters, partially exercised their over-allotment option to purchase an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock were issued and sold pursuant to an effective registration statement on Form S-11 (File No. 333-258802) filed with the SEC. The Company received net proceeds of approximately $86,310, after underwriter’s discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership.

Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears at a rate per annum equal to 6.75% per annum of the $25.00 liquidation preference (the “Initial Rate”). Subject to certain exceptions, upon a Downgrade Event (as such terms are defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”)) or where any shares of the Series A Preferred Stock remain outstanding after September 22, 2026, the Series A Preferred Stock will thereafter accrue cumulative cash dividends at a rate higher than the Initial Rate.

Subject to certain exceptions, upon the occurrence of a Change of Control, each holder of shares of Series A Preferred Stock will have the right to convert some or all of the Series A Preferred Stock held by such holder into a number of the Company’s shares of Class I common stock as provided for in the Articles Supplementary.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the three months ended March 31, 2024 and 2023, the Company repurchased and retired zero and 4,143 shares, respectively, of Series A Preferred Stock resulting in a gain of zero and $21, respectively, from these repurchases. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Three months ended March 31, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168

	Preferred Stock	Common Stock
Three months ended March 31, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667
Issuance of shares	—	—	1,445	3,453	—	—	12,386
Distribution reinvestment	—	—	1,259	551	—	127	2,393
Repurchase and retirement of preferred stock	(4,143)	—	—	—	—	—	—
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	467,446

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 30, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through March 31, 2024, the Company has not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 30, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the three months ended March 31, 2024 and 2023. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Three months ended March 31, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4219	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	N/A	0.0360	—	0.0106	N/A
Net distributions declared per share	$0.4219	$0.3126	$0.3126	$0.2766	$—	$0.3020	$0.3126

	Preferred Stock	Common Stock
Three months ended March 31, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4219	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	N/A	0.0409	—	0.0121	N/A
Net distributions declared per share	$0.4219	$0.3126	$0.3126	$0.2717	$—	$0.3005	$0.3126

As of March 31, 2024 and December 31, 2023, distributions declared but not yet paid amounted to $1,051 and $1,050, respectively.

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero antidilutive restricted shares for both the three months ended March 31, 2024 and 2023. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table is a summary of the basic and diluted net income per share attributable to common stockholders computation for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net income attributable to common stockholders	$1,904	$3,147
Weighted average shares outstanding, basic	10,116,192	10,113,221
Dilutive effect of restricted stock	339	366
Weighted average shares outstanding, diluted	10,116,531	10,113,587
Net income attributable to common stockholders per share, basic and diluted	$0.19	$0.31

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of March 31, 2024, the Company had 23 such loans with a total remaining future funding commitment of $24,700. As of December 31, 2023, the Company had 27 such loans with a total remaining future funding commitment of $31,021. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the three months ended March 31, 2024 and 2023.

Note 10 – Transactions with Related Parties

As of March 31, 2024, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of March 31, 2024, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2024 and 2023 and the amount due to related parties at March 31, 2024 and December 31, 2023:

	Three months ended March 31,		Payable as of March 31,	Payable as of December 31,
	2024	2023	2024	2023
Organization and offering expense reimbursement (1)	$—	$1	$—	$2
Selling commissions and dealer manager fee (2)	—	4	—	—
Advisory fee (3)	805	881	268	271
Loan fees(4)	58	91	961	1,313
Accrued stockholder servicing fee (5)	—	4	433	442
Total	$863	$981	$1,662	$2,028

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the three months ended March 31, 2024, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the three months ended March 31, 2024, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of March 31, 2024 with a vesting date after January 1, 2023.

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

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $7, in the aggregate, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $45 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.20 years. There were no restricted shares that vested during the three months ended March 31, 2024 and 2023.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	3,237	$18.53
Granted	—	—
Vested	—	—
Converted	—	—
Forfeited	—	—
Outstanding at March 31, 2024	3,237	$18.53

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$60,396	$60,396	$54,143	$54,143
Commercial mortgage loans, net	692,638	692,638	722,003	722,003
Total	$753,034	$753,034	$776,146	$776,146
Financial liabilities
Repurchase agreements — commercial mortgage loans	$435,439	$435,439	$457,438	$457,438
Credit facility payable	9,498	9,498	9,498	9,498
Loan participations — sold	57,226	57,226	57,226	57,226
Total	$502,163	$502,163	$524,162	$524,162

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.8 years), are not delinquent or impaired (except for three loans impaired as of March 31, 2024 and two loans impaired as of December 31, 2023, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For the impaired loans, the CECL reserve was recorded based on the Company’s estimation of the fair value of the loans’ aggregate underlying collateral as of March 31, 2024 and December 31, 2023, as applicable. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Company estimated the fair value of these loans by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable input used is the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.75% to 9.10% and had weighted average of 7.44%.

•
The estimated fair values of repurchase agreements – commercial mortgage loans, credit facility payable and loan participations sold are Level 3 fair value measurements based on expected present value techniques. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements, credit facilities and loan participations sold with similar characteristics and credit quality. The carrying value of these instruments approximates fair value as the fair value of these instruments is not materially sensitive to shifts in market interest rates because of the floating interest rates on these instruments.

Note 13– Leases

Prior to September 28, 2023, the Company was the lessee under one ground lease. The ground lease, which commenced on April 1, 1999, was assumed as part of the Renaissance O’Hare property acquired through a deed-in-lieu of foreclosure transaction on August 20, 2020. The lease was classified as a finance lease. Upon the sale of the property on September 28, 2023, the Company was no longer obligated under the ground lease.

Upon assumption of the lease on August 20, 2020, the Company recorded a lease liability of $16,827 and a right-of-use asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considered reasonable and an estimate of the Company’s incremental borrowing rate.

For the three months ended March 31, 2023, total finance lease cost recorded to real estate operating expenses on the Company’s consolidated statements of operations was comprised as follows:

Three months ended March 31, 2023
Amortization of right-of-use assets	$18
Interest on lease liabilities	497
Total finance lease cost	$515

Note 14– Subsequent Events

The Company has evaluated subsequent events through May 10, 2024, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Common Stock Distributions

On April 29, 2024, the Company announced that the Board authorized distributions to stockholders of record as of April 30, 2024, payable on or about May 17, 2024 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0117	—	0.0035	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0925	$—	$0.1007	$0.1042

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024 (the “Annual Report”), some of which are briefly summarized below:

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

The following discussion and analysis relate to the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

All dollar amounts are stated in thousands unless otherwise noted, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of CRE investments primarily comprised of (i) CRE debt, including (a) primarily floating-rate first mortgage loans, and (b) subordinate mortgage and mezzanine loans, and participations in such loans, and (ii) floating-rate CRE securities such as CMBS and senior unsecured debt of publicly traded REITs. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. We are externally managed by our Advisor, an indirect subsidiary of IREIC. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

We have operated in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017.

For a discussion of the history of the Company and its Private Offering, IPO, Second Public Offering and Preferred Stock Offering, please see “Note 1 – Organization and Business Operations” in the notes to our consolidated financial statements above. The IPO and the Second Public Offering are collectively referred to herein as the “Public Offerings”.

Recent Developments

In response to inflationary pressures, in 2022 the Federal Reserve began raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it would continue to increase rates until a 2% inflation rate is achieved. The Federal Reserve has also been conducting monetary tightening by increasing the sale of bonds it had purchased on the open market. During the third quarter of 2023, the Federal Reserve paused its increase in interest rates to evaluate the impact that the rate increases have had on inflation. While market consensus has been predicting that the Federal Reserve may begin reducing rates as early as in its June 2024 meeting, the economic data from the first quarter of 2024 has shown that inflation continues to be above the Federal Reserve’s 2.0% target. The Federal Reserve has indicated it would need to see inflation decreasing in order to begin decreasing rates which puts doubt into the prediction of rate decreases in 2024.

We did not originate any new loans in 2023 or in the first quarter of 2024 as we chose to focus on maintaining our liquidity. We anticipate this to continue at least for the first half of 2024. The commercial real estate lending market tightened as the Federal Reserve raised rates and lenders concerns over property performance increased. Concerns over office properties continue as tenants evaluate the amount of space they need with more employees working from home. In general, property valuations have decreased as capitalization rates for commercial real estate assets have increased with overall interest rates.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. While there has been some increase in competition for new loans in the first quarter of 2024, refinancing risk continues to be a focus. As such, for our CECL reserve, we have placed additional focus on loans with maturity dates up to nine months from the quarter end to determine if the collateral value would be sufficient to cover the outstanding loan principal balance and have recorded an asset-specific CECL reserve when necessary.

Company Update – Review of Strategic Alternatives

As previously disclosed, in connection with the suspension of the primary offering, share repurchase plan and distribution reinvestment plan, the Board is evaluating strategic alternatives available for the Company. The Company, therefore, engaged Robert A. Stanger & Co., Inc., an investment banking firm, to assist in evaluating the strategic alternatives available to the Company. There is no assurance that the Company will be able to successfully implement any strategic alternative. In addition, our strategic efforts may continue to evolve or change over time. We make no undertaking to update you on future developments in this regard; however, to the extent our strategic efforts change in a material way, we may provide updates to the extent legally possible through our public filings with the SEC.

Q1 2024 Highlights

Operating Results:

•
Net income attributable to common stockholders was $1.9 million, or $0.19 per share, during the three months ended March 31, 2024, which included $0.3 million in provision for credit losses.
•
During the first quarter of 2024, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 7.5% on our aggregate NAV of $16.6556 as of March 31, 2024. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the three months ended March 31, 2024.
•
We had $3.5 million in advances on previously originated loans and loan repayments of $32.2 million resulting in a 4.1% decrease in our loan portfolio to $692.6 million during the three months ended March 31, 2024. The decrease also includes $0.4 million of provision for credit losses.

•
31 out of our 34 loans were current on their contractual interest payments with no interest deferrals during the three months ended March 31, 2024.
•
3 out of our 34 loans were placed on nonaccrual status. After being placed on nonaccrual status, any cash collected, including any interest payments, on such loans is applied against their principal balance.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended March 31, 2024.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type and our loan portfolio by collateral type and geographical region as of March 31, 2024 and December 31, 2023:

Floating vs. Fixed Rate Debt Investments:

March 31, 2024	December 31, 2023

All Investments by Type:

March 31, 2024	December 31, 2023

Loans by Property Type:

March 31, 2024	December 31, 2023

Loans by Region:

March 31, 2024	December 31, 2023

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our loan portfolio by property type and by region as of March 31, 2024 compared to December 31, 2023 were primarily due to loans that were repaid by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of March 31, 2024	As of December 31, 2023
Principal balance of first mortgage loans	$700,664	$729,380
Number of first mortgage loans	32	34
Principal balance of credit loans	$13,500	13,500
Number of credit loans	2	2
Total balance of loans	$714,164	$742,880
Total number of loans	34	36
All-in yield (1)	7.9%	8.1%
Weighted average years to maximum maturity	2.2	2.5
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of March 31, 2024.

The decrease in the size of our portfolio is primarily due to loan payoffs with no new loans originated during the three months ended March 31, 2024. The decrease in the all-in yield was primarily driven by the three loans placed on nonaccrual status.

The table below presents select loan information for each of our commercial mortgage loans as of March 31, 2024:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	10.0%	4/9/23 (7)	HI	Office	67.0%	4
2	9/7/18	First mortgage	24,411	SOFR+3.75%	(3)	9/9/23 (8)	TX	Office	73.0%	4
3	5/31/19	First mortgage	11,056	SOFR+3.25%	8.6%	6/9/24 (9)	CA	Multifamily	69.9%	3
4	6/18/19	First mortgage	45,983	SOFR+2.75%	8.1%	7/9/26	TX	Office	72.2%	3
5	8/15/19	First mortgage	7,934	SOFR+4.20%	9.5%	11/9/24	TN	Office	44.6%	2
6	9/27/19	First mortgage	13,626	SOFR+3.10%	8.4%	10/9/24	CA	Office	74.5%	3
7	10/4/19	First mortgage	22,616	SOFR+2.90%	8.2%	10/9/24 (10)	NC	Office	60.9%	4
8	2/28/20	First mortgage	9,850	SOFR+3.50%	8.8%	3/9/25	FL	Retail	77.7%	2
9	3/5/21	First mortgage	13,477	SOFR+5.00%	(3)	3/9/26	VA	Office	56.8%	5
10	3/12/21	First mortgage	20,135	SOFR+4.00%	9.4%	3/9/25	MS	Industrial	63.5%	3
11	4/15/21	First mortgage	9,090	SOFR+4.00%	9.4%	5/9/26	NJ	Industrial	69.4%	2
12	5/26/21	First mortgage	16,079	SOFR+3.10%	8.5%	6/9/26	NV	Multifamily	79.6%	2
13	7/1/21	First mortgage	6,430	SOFR+4.50%	9.9%	7/9/26	OH	Mixed Use	78.9%	4
14	10/8/21	First mortgage	29,986	SOFR+3.20%	(3)	5/9/24 (11)	OR	Multifamily	72.2%	5
15	10/15/21	First mortgage	23,680	SOFR+2.95%	8.4%	11/9/26	VA	Multifamily	76.7%	2
16	11/12/21	First mortgage	25,696	SOFR+2.90%	8.3%	11/9/26	TX	Multifamily	73.2%	2
17	11/16/21	First mortgage	24,581	SOFR+3.05%	8.5%	12/9/26	TX	Multifamily	73.7%	3
18	11/17/21	First mortgage	25,528	SOFR+2.85%	8.3%	12/9/26	SC	Multifamily	71.5%	3
19	12/9/21	First mortgage	39,967	SOFR+3.05%	8.5%	12/9/26	GA	Multifamily	71.7%	2
20	12/15/21	First mortgage	25,529	SOFR+3.20%	8.6%	1/9/27	OR	Multifamily	70.2%	2
21	1/14/22	First mortgage	38,833	SOFR+3.40%	8.7%	1/9/27	MO	Multifamily	80.0%	2
22	1/20/22	First mortgage	13,403	SOFR+3.65%	9.0%	2/9/27	NC	Retail	62.6%	2
23	1/26/22	First mortgage	15,496	SOFR+3.55%	8.9%	2/9/27	NJ	Industrial	63.1%	3
24	1/28/22	First mortgage	14,847	SOFR+3.30%	8.6%	2/9/27	NC	Multifamily	69.9%	2
25	2/25/22	First mortgage	30,000	SOFR+3.04%	8.4%	3/9/27	NY	Mixed Use	66.7%	2
26	3/1/22	First mortgage	28,742	SOFR+3.40%	8.7%	3/9/27	TX	Multifamily	77.7%	2
27	3/25/22	First mortgage	16,852	SOFR+3.30%	8.6%	4/9/27	FL	Industrial	69.7%	2
28	4/7/22	First mortgage	14,070	SOFR+3.25%	8.6%	4/9/27	SC	Multifamily	69.0%	2
29	4/19/22	First mortgage	20,067	SOFR+3.40%	8.7%	5/9/26	TX	Multifamily	76.3%	2
30	6/13/22	First mortgage	49,607	SOFR+3.45%	8.8%	6/9/27	TX	Multifamily	73.1%	2
31	9/1/22	First mortgage	27,643	SOFR+3.90%	9.2%	9/9/27	NC	Multifamily	63.4%	2
32	11/17/22	First mortgage	22,000	SOFR+3.90%	9.2%	12/9/27	AL	Multifamily	69.6%	2
33	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
34	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24 (12)	NV	Office	75.2%	3
			$714,164		7.9%				71.0%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)
As of March 31, 2024, an 80% undivided senior interest in each of loan numbers 1, 2, 3, and 7, which includes the right to receive priority interest payments at a rate of SOFR+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan numbers 2, 9 and 14 are on nonaccrual basis as of March 31, 2024 and excluded from the total. The total is the weighted average of the stated yield, excluding any default interest, as of March 31, 2024. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of March 31, 2024, the weighted average SOFR floor was 0.68%.
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
(7)
The loan matured on April 9, 2023 and is currently accruing default interest. The Company is negotiating an extension to allow the borrower to obtain long-term financing. The Company expects to complete the loan extension in the second quarter of 2024. The property securing the loan is class A office and is 94% occupied as of April 15, 2024. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(8)
The loan matured on September 9, 2023. The Company is negotiating an extension with the borrower which it expects to complete in the second quarter of 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $4.8 million asset-specific CECL reserve as of March 31, 2024.
(9)
The loan matured on February 9, 2024 and the Company agreed to extend the loan maturity date until June 9, 2024. The borrower paid an extension fee, and contributed funds into reserves for interest, taxes and insurance. The borrower is currently marketing the asset for sale. Once the sale is complete, the proceeds will be used to pay-off the loan. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(10)
The loan matured on October 9, 2023 and is currently in maturity default. The Company has been negotiating an extension with the borrower which is expected to be completed in the second quarter 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $1.0 million asset-specific CECL reserve as of March 31, 2024.
(11)
The loan matured on May 9, 2024. The Company is negotiating an additional loan extension with the sponsor. If the loan is not extended, the Company will begin the foreclosure process with respect to the underlying property. The loan is on nonaccrual status and based on the estimated LTV, the Company recorded a $7.1 million asset-specific CECL reserve as of March 31, 2024.
(12)
The loan has no unfunded commitment and matures on October 6, 2024. The borrower is current on all debt service payments. The property is 100% occupied by a single tenant that must provide notice of its intention to exercise its option to extend its lease by June 30, 2024. The Company has not recorded an asset-specific CECL reserve on this loan as of March 31, 2024 as the estimated LTV with the tenant in place was in excess of the total senior and credit loan amounts. If the tenant does not extend its lease and there is no replacement tenant, the property value likely will not be sufficient to cover the total loan amounts and the Company would record an asset-specific CECL reserve up to the outstanding loan balance.

The following table allocates the loan principal balance and the net loss exposure based on our internal risk ratings as of March 31, 2024:

Risk Rating	Number of Loans	Principal Balance	Net Loss Exposure (1)
1	—	$—	$—
2	20	441,389	441,389
3	8	162,405	153,560
4	4	66,907	18,526
5	2	43,463	43,463
Total	34	$714,164	$656,938
Add: Unamortized (fees)/costs, net		$727
Less: Allowance for credit losses		(22,253)
Commercial mortgage loans at cost, net		$692,638

(1) Net loss exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net”.

We entered into master repurchase agreements to fund our loan portfolio. As of March 31, 2024 and December 31, 2023, we had total borrowings of $435,439 (which is net of $0 unamortized debt issuance costs) and $457,438 (which is net of $0 of unamortized debt issuance costs), respectively. During the three months ended March 31, 2024 and the year ended December 31, 2023, we had weighted average borrowings of $507,542 and $562,396 and weighted average borrowing costs of 7.4% and 7.4%, respectively.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Three months ended March 31,
	2024			2023
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$719,993	$14,474	8.0%	$832,349	$16,791	8.1%
Total/Weighted Average	$719,993	$14,474	8.0%	$832,349	$16,791	8.1%
Interest-bearing liabilities:
Repurchase agreements— commercial mortgage loans	$440,818	$8,638	7.8%	$485,354	$8,426	6.9%
Credit facility—loans	9,498	212	8.8%	18,380	362	7.9%
Loan participations sold, net	57,226	626	4.3%	88,148	1,441	6.5%
Total/Weighted Average	$507,542	$9,476	7.4%	$591,882	$10,229	6.9%
Net interest income/spread		$4,998	0.6%		$6,562	1.2%
Average leverage % (5)	238.9%			246.1%
Weighted average levered yield (6)			9.3%			10.9%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $638 and $63 for the three months ended March 31, 2024 and 2023, respectively, related to bank deposits not included in the investment portfolio.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to loan maturities. The change in the weighted average levered yield was primarily due to the three loans that were placed on nonaccrual status.

Revenue from Real Estate

During the three months ended March 31, 2023, the Renaissance O’Hare generated $2,921 in revenue. We sold the Renaissance O’Hare in September 2023.

Net Operating Expenses

Net operating expenses for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three months ended March 31,
	2024	2023
Advisory fee	$805	$881
Amortization of debt finance costs	403	371
Directors compensation	20	19
Professional service fees	281	191
Real estate operating expenses	—	3,188
Depreciation and amortization	—	321
Other expenses	391	353
Net operating expenses	$1,900	$5,324

Net operating expenses for the three months ended March 31, 2024 and 2023 were $1,900 and $5,324, respectively. The primary driver of the decrease in net operating expenses was the sale of Renaissance O’Hare.

Net Income

For the three months ended March 31, 2024 and 2023, our net income was $3,399 and $4,621, respectively. The decrease in net income was primarily due to a decrease in net interest income that is the result of a decrease in portfolio size combined with loss of interest income on the nonaccrual loans.

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

Our FFO and MFFO are calculated as follows:

	Three months ended March 31,
	2024	2023
Net income attributable to common stockholders	$1,904	$3,147
Depreciation and amortization	—	321
Funds from operations (FFO) attributable to common stockholders	$1,904	$3,468

Amortization of debt financing costs	403	371
Non-cash adjustment for ground lease	—	112
Provision for credit losses	337	(399)
Adjustment for gain on repurchase and retirement of preferred stock	—	(21)
Modified funds from operations (MFFO) attributable to common stockholders	$2,644	$3,531

Net Asset Value

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

The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of March 31, 2024 ($ and shares in thousands):

Components of NAV	As of March 31, 2024
Commercial mortgage loans	$697,464
Cash and cash equivalents and restricted cash	60,396
Other assets	4,800
Repurchase agreements - commercial mortgage loans	(435,439)
Credit facility payable	(9,498)
Loan participations sold	(57,226)
Due to related parties	(1,662)
Distributions payable	(1,051)
Interest payable	(1,720)
Accrued stockholder servicing fees (1)	(212)
Other liabilities	(494)
Preferred stock	(86,870)
Net asset value attributable to common stock	$168,488
Number of outstanding common shares	10,116

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of March 31, 2024, we have accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of March 31, 2024, we have not sold any Class S shares and, therefore, we have not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of March 31, 2024 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$142,526	$12,452	$4,867	$—	$801	$7,832	$168,488
Number of outstanding shares	8,563	746	290	—	48	469	10,116
NAV per share as of March 31, 2024	$16.6448	$16.6938	$16.7617	$—	$16.6885	$16.6925	$16.6556

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of March 31, 2024
Stockholders’ equity per GAAP	$249,277
Adjustments:
Unamortized stockholder servicing fee and other expenses	436
Unamortized offering costs	597
Credit losses reserve adjustment	5,048
Net asset value	$255,358
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	1,744
Net asset value attributable to common stock	$168,488

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

Our Independent Valuation Advisor

With the approval of our Board, including a majority of our independent directors, we have engaged BDO USA, P.C. to serve as our independent valuation advisor. Our Advisor, with the approval of our Board, including a majority of our independent directors, may engage additional independent valuation advisors in the future as our portfolio grows. At the end of each month, the independent valuation advisor reviews the calculation of our monthly NAV. The independent valuation advisor is not responsible for our NAV, and performs its services based solely on information received from us, our Advisor and our Sub-Advisor. Our Advisor, and not the independent valuation advisor, is ultimately responsible for the determination of our NAV.

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

NAV and NAV Per Share Calculation

Each class of our common stock, including Class P common stock that was not offered to the public, have an undivided interest in our assets and liabilities, other than class-specific liabilities. Our NAV is calculated by the independent valuation advisor for each of these classes. Our Advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as calculated by the independent valuation advisor. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses. Our primary sources of funds for liquidity consist of any future follow-on public offerings of common stock, net cash provided by operating activities, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities.

Our primary sources of liquidity include $60.4 million in cash, $221 million in available capacity on our borrowing facilities, and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point. We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings, including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

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

Cash Flow Analysis

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$4,164	$1,198
Net cash provided by investing activities	28,778	21,188
Net cash used in financing activities	(26,689)	(32,072)
Net increase (decrease) in cash and cash equivalents	$6,253	$(9,686)

We experienced a net increase in cash and cash equivalents of $6,253 for the three months ended March 31, 2024 compared to a net decrease of $9,686 for the three months ended March 31, 2023. During the three months ended March 31, 2024, we funded $3,482 in mortgage loans, received $32,197 in principal payments from our loans, paid down $21,999 on our borrowing facilities, and paid distributions of $4,645.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. We paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of March 31, 2024. As there was no outstanding balance on the Atlas Repo Facility, we were not subject to any financial covenants.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of March 31, 2024, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of March 31, 2024 and December 31, 2023.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the Atlas Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750 until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. The WA Credit Facility is subject to certain financial covenants. One of the covenants requires that we have a debt service coverage ratio of at least 1.50 measured on a quarterly basis. On March 4, 2024, we executed a second loan modification and waiver agreement that temporarily decreased the debt service coverage ratio to 1.40 for the three-month period ended March 31, 2024. For the three-month period ended March 31, 2024 and December 31, 2023, we had a debt service coverage ratio of 1.44 and 1.47, respectively. Western Alliance agreed to waive this covenant as of December 31, 2023. As a result, we were in compliance with all financial covenant requirements as of March 31, 2024 and December 31, 2023.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of March 31, 2024 and December 31, 2023:

March 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	435,439	1,312	615,655	7.74%	1,497
Total Repurchase Facilities — commercial mortgage loans	626,076	435,439	1,312	615,655	7.74%	1,497
WA Credit Facility	40,000	9,498	40	13,477	8.83%	344
	$666,076	$444,937	$1,352	$629,132	7.77%	1,472

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Total Repurchase Facilities — commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34% (2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565

(1)
Excludes $0 of unamortized debt issuance costs at March 31, 2024 and December 31, 2023.

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

The following table details our loan participations sold as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,837	S+3.2%	n/a	0.19
Senior participations (3)	4	$57,226	$57,226	S+2.0%	n/a	0.19

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of March 31, 2024 and December 31, 2023, the loan participations sold were non-recourse to us.
(3)
During the three months ended March 31, 2024 and 2023, we recorded $626 and $1,441 of interest expense related to loan participations sold, respectively.
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

Distributions

Common Stock

The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since January 1, 2023. The amount of distributions that we may pay in the future is not certain.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 30, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through March 31, 2024, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2023.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 30, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2023.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2023	$1.6875	$0.421875
June 15, 2023	$1.6875	$0.421875
September 15, 2023	$1.6875	$0.421875
December 15, 2023	$1.6875	$0.421875
March 15, 2024	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Three months ended March 31,
	2024	2023
Distributions to Holders of Common Stock
Paid in cash	$3,150	$3,061
Reinvested in shares	—	85
Total distributions	$3,150	$3,146
Net cash provided by operating activities	$4,164	$1,198

During the three months ended March 31, 2024, 100% of our distributions were paid from cash flows from operating activities generated during the period. During the three months ended March 31, 2023, 39.1% of our distributions were paid from cash flow from operating activities generated during the period, and the remainder was paid using cash generated during prior periods.

Critical Accounting Policies

There have been no material changes to our critical accounting policies set forth in our Annual Report on Form 10-K under the heading “Summary of Critical Accounting Policies and Estimates.”

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 8 – Commitments and Contingencies.

Subsequent Events

For information related to subsequent events, reference is made to “Note 14 – Subsequent Events,” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three months ended March 31, 2024 and 2023, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both March 31, 2024 and December 31, 2023, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2023 to March 31, 2024 was primarily due to the changes in the portfolio relating to payoffs, paydowns and draws.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2024	December 31, 2023
(-) 50 Basis Points	(4.25)%	(4.18)%
(-) 25 Basis Points	(2.12)%	(2.09)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.12%	2.09%
(+) 50 Basis Points	4.25%	4.18%

For this analysis, SOFR was assumed to not fall below zero.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We did not have any recent sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds

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

As of March 31, 2024, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

(1)
Excludes company-level offering costs of $6,384.

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

As of March 31, 2024, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

Repurchases of Common Stock

We adopted an SRP, effective May 3, 2019, whereby on a monthly basis, stockholders who have held our shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our Board modifies, suspends or terminates the SRP.

In addition, we established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. We may repurchase fewer shares than have been requested in any particular month to be repurchased under our SRP, or none at all, in our discretion at any time. In addition, the total amount of aggregate repurchases of shares will be limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, our Board unanimously approved, effective immediately, the suspension of the operation of the SRP.

During the three months ended March 31, 2024, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the three months ended March 31, 2024, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.6	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed April 11, 2022 and incorporated by reference)
4.2	Form of certificate representing the Series A Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)
31.1*	Certification of the Principal Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	May 10, 2024

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 10, 2024