Form 10-Q
period 2024-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2024-08-09
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 469,168 shares of Class I common stock, 745,881 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$44,557	$54,143
Commercial mortgage loans:
Commercial mortgage loans at cost	705,624	743,852
Allowance for credit losses	(21,218)	(21,849)
Commercial mortgage loans at cost, net	684,406	722,003
Deferred debt finance costs	1,148	604
Accrued interest receivable	3,810	3,283
Prepaid expenses and other assets	271	312
Total assets	$734,192	$780,345
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$422,944	$457,438
Credit facility payable	—	9,498
Loan participations sold, net	56,226	57,226
Due to related parties	1,671	2,028
Accrued interest payable	2,215	1,792
Distributions payable	1,051	1,050
Accrued expenses and other liabilities	493	762
Total liabilities	484,600	529,794

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of June 30, 2024 and December 31, 2023	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of June 30, 2024 and December 31, 2023	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 and 745,887 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of as of June 30, 2024 and December 31, 2023	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 469,168 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid in capital	339,525	339,581
Accumulated deficit	(89,947)	(89,044)
Total stockholders’ equity	249,592	250,551
Total liabilities and stockholders’ equity	$734,192	$780,345

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income:
Interest income	$14,983	$17,332	$30,095	$34,186
Less: Interest expense	(9,356)	(10,708)	(18,832)	(20,937)
Net interest income	5,627	6,624	11,263	13,249
Revenue from real estate	—	5,326	—	8,247
Total income	5,627	11,950	11,263	21,496
Operating expenses:
Advisory fee	799	861	1,604	1,742
Amortization of debt finance costs	369	507	772	878
Directors compensation	19	21	39	40
Professional service fees	212	186	493	377
Real estate operating expenses	—	4,722	—	7,910
Provision for asset impairment	—	6,934	—	6,934
Depreciation and amortization	—	193	—	514
Other expenses	324	475	715	828
Total operating expenses	1,723	13,899	3,623	19,223
Other income (loss):
Reversal of (provision for) credit losses	1,086	(13,364)	749	(12,965)
Total other income (loss)	1,086	(13,364)	749	(12,965)
Net income (loss) before income taxes	4,990	(15,313)	8,389	(10,692)
Income tax provision	—	22	—	22
Net income (loss)	4,990	(15,335)	8,389	(10,714)
Series A Preferred Stock dividends	(1,496)	(1,496)	(2,991)	(2,991)
Gain on repurchase and retirement of preferred stock	—	—	—	21
Net income (loss) attributable to common stockholders	$3,494	$(16,831)	$5,398	$(13,684)
Net income (loss) attributable to common stockholders per share basic and diluted	$0.35	$(1.66)	$0.53	$(1.35)
Weighted average number of shares of common stock
Basic	10,116,191	10,114,470	10,116,186	10,113,849
Diluted	10,116,975	10,114,470	10,116,748	10,113,849

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended June 30, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,554	$(90,291)	$249,277
Offering costs	—	—	—	—	—	—	—	(36)	—	(36)
Net income	—	—	—	—	—	—	—	—	4,990	4,990
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,150)	(3,150)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,496)	(1,496)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance at June 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,525	$(89,947)	$249,592

For the Three Months Ended June 30, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,718	$(66,049)	$273,683
Offering costs	—	—	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	—	—	(15,335)	(15,335)
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,150)	(3,150)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,496)	(1,496)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at June 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,663	$(86,030)	$253,647

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Six Months Ended June 30, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,581	$(89,044)	$250,551
Offering costs	—	—	—	—	—	—	—	(71)	—	(71)
Net income	—	—	—	—	—	—	—	—	8,389	8,389
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,301)	(6,301)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance at June 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,525	$(89,947)	$249,592

For the Six Months Ended June 30, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	$4	$9	$1	$—	$—	$—	$—	$339,470	$(60,927)	$278,557
Cumulative effect of adoption of ASU 2016-13								—	(5,122)	(5,122)
Total stockholders’ equity at beginning of period, as adjusted	4	9	1	—	—	—	—	339,470	(66,049)	273,435
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	21	(83)
Offering costs	—	—	—	—	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	—	—	—	—	(10,714)	(10,714)
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,297)	(6,297)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance at June 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,663	$(86,030)	$253,647

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$8,389	$(10,714)
Adjustments to reconcile net income (loss) to cash provided by operations:
(Reversal of) provision for credit losses	(749)	12,965
Depreciation and amortization expense	—	514
Reduction in the carrying amount of the right-of-use asset	—	30
Provision for asset impairment	—	6,934
Amortization of equity-based compensation	15	15
Amortization of debt finance costs to operating expense	772	878
Amortization of debt finance costs to interest expense	—	3
Amortization of origination fees	—	(15)
Amortization of loan extension fees	(227)	(371)
Changes in assets and liabilities:
Accrued interest receivable	(527)	(76)
Accrued expenses and other liabilities	(152)	(3,060)
Accrued interest payable	423	206
Due to related parties	(70)	(24)
Prepaid expenses and other assets	42	(941)
Net cash provided by operating activities	7,916	6,344
Cash flows from investing activities:
Origination/funding of commercial loans	(5,387)	(13,597)
Loan extension fees received on commercial loans	164	126
Principal repayments of commercial loans	43,410	66,112
Escrow deposit on real estate held for sale	—	1,250
Real estate capital expenditures	—	(496)
Net cash provided by investing activities	38,187	53,395
Cash flows from financing activities:
Proceeds from issuance of common stock	—	342
Repurchase of preferred stock	—	(83)
Payment of offering costs	(90)	(164)
Proceeds from repurchase agreements	8,201	359,951
Principal repayments of repurchase agreements	(42,695)	(372,764)
Principal repayments of credit facility	(9,498)	—
Proceeds from sale of loan participations	—	435
Principal repayments of loan participations	(1,000)	(21,423)
Debt finance costs	(1,316)	(1,607)
Distributions paid to common stockholders	(6,300)	(6,209)
Distributions paid to preferred stockholders	(2,991)	(2,991)
Net cash used in financing activities	(55,689)	(44,513)
Net change in cash, cash equivalents and restricted cash	(9,586)	15,226
Cash, cash equivalents and restricted cash at beginning of period	54,143	29,408
Cash, cash equivalents and restricted cash at end of period	$44,557	$44,634
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$(268)	$(89)
Interest paid	$18,408	$20,918
Accrued stockholder servicing fee due to related party	$(19)	$(19)
Distribution reinvestment	$—	$85

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

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

June 30, 2024

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

Please refer to “Note 14 – Subsequent Events” for updates to the Company’s business after June 30, 2024.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the six months ended June 30, 2024.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of June 30, 2024 and December 31, 2023, no restricted cash was held by the Company.

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

June 30, 2024

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

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact of ASU 2023-07 on the Company’s consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of June 30, 2024 and December 31, 2023:

June 30, 2024

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	31	$691,356	$768	$(17,189)	$674,935	7.8%	0.6
Credit loans	2	13,500	—	(4,029)	9,471	9.6%	1.9
Total and average	33	$704,856	$768	$(21,218)	$684,406	7.9%	0.6

December 31, 2023

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	34	$729,380	$972	$(21,809)	$708,543	8.8%	0.9
Credit loans	2	13,500	—	(40)	13,460	9.6%	2.4
Total and average	36	$742,880	$972	$(21,849)	$722,003	8.8%	0.9

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On June 15, 2024, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 5.33%. On December 15, 2023, the SOFR rate reset to 5.36%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

For the six months ended June 30, 2024, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$743,852	$(21,849)	$722,003
Loan originations/advances	5,387	—	5,387
Principal repayments	(43,410)	—	(43,410)
Amortization of loan origination and deferred exit fees	287	—	287
Origination fees and extension fees received on commercial loans	(492)	—	(492)
Reversal of credit losses	—	631	631
Balance at End of Period	$705,624	$(21,218)	$684,406

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the six months ended June 30, 2024:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(21,849)	$(289)	$(22,138)
Reversal of credit losses	631	118	749
Ending allowance for credit losses	$(21,218)	$(171)	$(21,389)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.

The following table presents the activity in the Company’s allowance for credit losses for the six months ended June 30, 2023:

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

As of June 30, 2024, the Company had a total CECL reserve of $21,389, which included an asset-specific component of $16,740 related to seven loans. During the six months ended June 30, 2024, the Company decreased the CECL reserve by $749. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions.

During the six months ended June 30, 2024, the Company recorded a net increase of $474 in the asset-specific component of the CECL reserve. As of June 30, 2024, the asset-specific component relates to three loans secured by office properties and four loans secured by multifamily properties. Since December 31, 2023, the Company observed an improvement in the valuation of the properties securing four loans resulting in a reduction in the asset-specific reserve of $7,231. This was offset by the addition of $7,705 in asset-specific reserve related to four additional loans.

As of June 30, 2023, the Company had a total CECL reserve of $21,675, which included an asset specific component of $11,591 related to five loans. During the six-months ended June 30, 2023, the Company increased the CECL reserve by $18,087, which included $5,122 from adoption of ASU 2016-13 and $12,965 in provision for credit losses bringing the total CECL reserve to $21,675. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. During the six-months ended June 30, 2023, the Company recorded a net increase of $11,591 in the asset-specific component of the CECL reserve. The increase was primarily due to four loans secured by office properties and one loan secured by a multifamily property. While all loans were current on their debt service, the Company observed a decline in the estimated fair value of the collateral since the quarter ended March 31, 2023 due to macroeconomic conditions making the value of the collateral less than the outstanding balances on these loans as of June 30, 2023.

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

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

As of June 30, 2024, 16 loans had a risk rating of 2, nine had a risk rating of 3, four had a risk rating of 4 and four had a risk rating of 5. As of December 31, 2023, 24 loans had a risk rating of 2, seven had a risk rating of 3, three had a risk rating of 4 and two had a risk rating of 5.

As of June 30, 2024, the Company has established an asset-specific CECL reserve of $16,740 related to seven loans. Below is a summary of the status of each of the loans:

•
A senior loan secured by a multifamily property located in Portland, OR with an outstanding balance of $29,476 and no unfunded commitment was extended in December 2023 to May 9, 2024 to provide the sponsor time to stabilize the rent roll and eventually sell the property. The Company established an interest reserve through maturity that was added to the principal balance in the amount of $1,750. The borrower was unable to sell the property or pay-off the loan at maturity. The Company has begun foreclosure proceedings that are expected to conclude in October 2024. The loan is on nonaccrual status and the Company has recorded an asset-specific CECL reserve of $6,900 on this loan as of June 30, 2024. The loan has a risk rating of 5 as of June 30, 2024.
•
A senior loan secured by an office property in Reston, VA with an outstanding loan balance of $13,113, no unfunded commitment and a maturity date of March 9, 2024. The Company has been unsuccessful in negotiating a loan extension with the sponsor. The loan was placed on nonaccrual status as of February 1, 2024. During June 2024, the Company received a letter of intent to purchase the loan at par and the loan sale agreement was signed on August 5, 2024. The Company expects to close the sale in the third quarter of 2024 and, therefore, removed the $3,187 asset-specific CECL reserve that was recorded as of March 31, 2024. The loan has a risk rating of 5 as of June 30, 2024.
•
A senior loan secured by two office properties located in Addison, TX with an outstanding balance of $24,411 and no unfunded commitment was in maturity default since September 9, 2023. The loan was on nonaccrual status and the Company had recorded an asset-specific CECL reserve of $281 on this loan as of June 30, 2024. The loan has a risk rating of 5 as of June 30, 2024. On July 2, 2024, the Company foreclosed on the two properties securing the loan. The Company intends to hold these properties as real estate held for use with the intent to eventually sell when the market improves.
•
A senior loan secured by an office property located in Charlotte, NC with an outstanding balance of $22,616, no unfunded commitment and a maturity date of October 9, 2025 for which the Company has recorded an asset-specific CECL reserve of $1,854 as of June 30, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 3 as of June 30, 2024.
•
A senior loan secured by a multifamily property located in Converse, TX with an outstanding balance of $25,696, an unfunded commitment of $114 and a maturity date of November 9, 2024 for which the Company has recorded an asset-specific CECL reserve of $178 as of June 30, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 2 as of June 30, 2024.
•
A senior loan secured by a multifamily property located in Atlanta, GA with an outstanding balance of $39,967, an unfunded commitment of $33 and a maturity date of December 9, 2024 for which the Company has recorded an asset-specific CECL reserve of $2,530 as of June 30, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 2 as of June 30, 2024.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

•
A senior loan secured by a multifamily property located in Shenandoah, TX with an outstanding balance of $29,070, an unfunded commitment of $815 and a maturity date of March 9, 2025 for which the Company has recorded an asset-specific CECL reserve of $997 as of June 30, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 2 as of June 30, 2024.
•
A credit loan secured by an office property located in Las Vegas, NV with an outstanding balance of $6,000, no unfunded commitment and a maturity date of October 6, 2024 for which the Company has recorded an asset-specific CECL reserve of $4,000 as of June 30, 2024. The office property has a single tenant that will vacate the property at the end of its lease term, which is after the loan maturity date. The Company believes the sponsor will have difficulty refinancing the loan at maturity without a long-term tenant and, as such, has recorded an asset-specific CECL reserve. The loan has a risk rating of 5 as of June 30, 2024. The loan was placed on nonaccrual status effective July 1, 2024.

During the three and six months ended June 30, 2024, the Company recognized $0 and $123, respectively, in interest income related to the nonaccrual status loans. During the three and six months ended June 30, 2024, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three and six months ended June 30, 2024, the total interest income forgone on the loans on nonaccrual status was $1,602 and $3,082, respectively.

Loan Modifications

The Company may amend or modify a loan based on its specific facts and circumstances. These modifications are often in the form of a term extension to provide the borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan. Such extensions are generally made at the loan’s contractual interest rate and may require an extension fee be paid to the Company. During the three and six months ended June 30, 2024, the Company made one such modification which is disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a two-year term extension, which can be further extended by one year subject to certain terms and conditions, for a senior loan secured by an office property located in Charlotte, NC described above. The Company waived maturity default interest of $738 on the loan. No principal was forgiven as a result of the modification. The modification provides for payment-in-kind of any accrued interest that exceeds a per annum rate of 4%. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $20,762, which is net of $1,854 of asset-specific CECL reserve on the loan, representing 3.0% of the Company’s commercial mortgage loans as of June 30, 2024. During the three and six months ended June 30, 2023, the Company made no such modifications which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.

Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. (“Atlas”) with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrue interest at a per annum annual rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The Company paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of June 30, 2024. As there were no borrowings outstanding, the Company was not subject to any financial covenants.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2024, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of June 30, 2024 and December 31, 2023.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750, until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. The Company paid off the outstanding balance on the WA Credit Facility in May 2024 and had no outstanding balance as of June 30, 2024. As there were no borrowings outstanding, the Company was not subject to any financial covenants.

The JPM Repo Facility, Atlas Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Facilities as of June 30, 2024 and December 31, 2023 are as follows:

June 30, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	422,944	1,181	578,485	7.75%	1,406
Total Repurchase Facilities — commercial mortgage loans	626,076	422,944	1,181	578,485	7.75%	1,406
WA Credit Facility	40,000	—	—	—	—	—
	$666,076	$422,944	$1,181	$578,485	7.75%	1,406

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Total Repurchase Facilities — commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34% (2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565

(1)
Excluding $0 of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

The following tables detail the Company’s loan participations sold as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$70,282	$68,262	SOFR+3.5%	n/a	0.19
Senior participations (3)	4	$56,226	$56,226	SOFR+2.0%	n/a	0.19

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of June 30, 2024 and December 31, 2023, the loan participations sold were non-recourse to the Company.
(3)
During the six months ended June 30, 2024 and 2023, the Company recorded $1,456 and $2,988 of interest expense related to loan participations sold, respectively.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the three and six months ended June 30, 2024, the Company repurchased and retired zero shares of Series A Preferred Stock. During the three and six months ended June 30, 2023, the Company repurchased and retired zero shares and 4,143 shares, respectively, of Series A Preferred Stock resulting in a gain of zero and $21, respectively, from these repurchases. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Six months ended June 30, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168
Administrative correction	—	—	(6)	—	—	—	—
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	469,168

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock
Six months ended June 30, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667
Issuance of shares	—	—	1,445	3,453	—	—	12,386
Distribution reinvestment	—	—	1,259	551	—	127	2,393
Repurchase and retirement of preferred stock	(4,143)	—	—	—	—	—	—
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	467,446

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 30, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through June 30, 2024, the Company had not issued any shares of Class S common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 30, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the six months ended June 30, 2024 and 2023. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Six months ended June 30, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8438	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	N/A	0.0715	—	0.0211	$—
Net distributions declared per share	$0.8438	$0.6252	$0.6252	$0.5537	$—	$0.6041	$0.6252

	Preferred Stock	Common Stock
Six months ended June 30, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8438	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	N/A	0.0813	—	0.0240	N/A
Net distributions declared per share	$0.8438	$0.6252	$0.6252	$0.5439	$—	$0.6012	$0.6252

As of June 30, 2024 and December 31, 2023, distributions declared but not yet paid amounted to $1,051 and $1,050, respectively.

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 784 and 562 antidilutive restricted shares for the three and six months ended June 30, 2024, respectively. There were zero antidilutive restricted shares for both the three and six months ended June 30, 2023. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table is a summary of the basic and diluted net income per share attributable to common stockholders computation for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$3,494	$(16,831)	$5,398	$(13,684)
Weighted average shares outstanding, basic	10,116,191	10,114,470	10,116,186	10,113,849
Dilutive effect of restricted stock	784	—	562	—
Weighted average shares outstanding, diluted	10,116,975	10,114,470	10,116,748	10,113,849
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.35	$(1.66)	$0.53	$(1.35)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of June 30, 2024, the Company had 19 such loans with a total remaining future funding commitment of $16,577. As of December 31, 2023, the Company had 27 such loans with a total remaining future funding commitment of $31,021. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the six months ended June 30, 2024 and 2023.

Note 10 – Transactions with Related Parties

As of June 30, 2024, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of June 30, 2024, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2024 and 2023 and the amount due to related parties as of June 30, 2024 and December 31, 2023:

	Three months ended June 30,		Six months ended June 30,		Payable as of June 30,	Payable as of December 31,
	2024	2023	2024	2023	2024	2023
Organization and offering expense reimbursement (1)	$2	$(1)	$2	$—	$—	$2
Selling commissions and dealer manager fee (2)	—	—	—	4	—	—
Advisory fee (3)	799	861	1,604	1,742	266	271
Loan fees(4)	26	89	84	180	981	1,313
Accrued stockholder servicing fee (5)	—	—	—	4	424	442
Total	$827	$949	$1,690	$1,930	$1,671	$2,028

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
(3)
The Advisor is entitled to receive an advisory fee comprised of two separate components: (a) a fixed component payable monthly and (b) a performance component payable annually. The fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. In addition, if the NAV per share decreases below $25 for any class of shares during the measurement period, any subsequent increase in NAV per share to $25 (or such other adjusted number) will not be included in the calculation of the performance component with respect to that class. The Advisor pays fees to the Sub-Advisor for the services it delegates to the Sub-Advisor or may direct the Company to pay a portion of the fees otherwise payable to the Advisor directly to the Sub-Advisor.
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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the six months ended June 30, 2024, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the six months ended June 30, 2024, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of June 30, 2024 with a vesting date after January 1, 2023.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $15, in the aggregate, for the three and six months ended June 30, 2024, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $15, in the aggregate, for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company had $38 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 0.95 years. There were no restricted shares that vested during the six months ended June 30, 2024 and 2023.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	3,237	$18.53
Granted	—	—
Vested	—	—
Converted	—	—
Forfeited	—	—
Outstanding at June 30, 2024	3,237	$18.53

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$44,557	$44,557	$54,143	$54,143
Commercial mortgage loans, net	684,406	684,406	722,003	722,003
Total	$728,963	$728,963	$776,146	$776,146
Financial liabilities
Repurchase agreements — commercial mortgage loans	$422,944	$422,944	$457,438	$457,438
Credit facility payable	—	—	9,498	9,498
Loan participations — sold	56,226	56,226	57,226	57,226
Total	$479,170	$479,170	$524,162	$524,162

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.6 years), are not delinquent or impaired (except for three loans impaired as of June 30, 2024 and two loans impaired as of December 31, 2023, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

For the impaired loans, the CECL reserve was recorded based on the Company’s estimation of the fair value of the loans’ aggregate underlying collateral as of June 30, 2024 and December 31, 2023, as applicable. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The Company estimated the fair value of these loans by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable input used is the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.75% to 9.40% and had weighted average of 7.76%.

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

For the three and six months ended June 30, 2023, total finance lease cost recorded to real estate operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended June 30, 2023	Six months ended June 30, 2023
Amortization of right-of-use assets	$12	$30
Interest on lease liabilities	500	997
Total finance lease cost	$512	$1,027

Note 14– Subsequent Events

The Company has evaluated subsequent events through August 9, 2024, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Foreclosure

On July 2, 2024, the Company acquired, through non-judicial foreclosure transactions, two office properties located in Addison, TX. The properties previously collateralized a senior loan with an outstanding balance of $24,411 and no unfunded commitment as of June 30, 2024. The loan was on nonaccrual status and the Company had recorded an asset-specific CECL reserve of $281 on this loan as of June 30, 2024. The transactions were accounted for as asset acquisitions under ASC 805.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Common Stock Distributions

On July 30, 2024, the Company announced that the Board authorized distributions to stockholders of record as of July 31, 2024, payable on or about August 19, 2024 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0121	—	0.0036	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0921	$—	$0.1006	$0.1042

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

The following discussion and analysis relate to the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Recent Developments

In response to inflationary pressures, in 2022 the Federal Reserve began raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it would continue to increase rates until a 2% inflation rate is achieved. The Federal Reserve has also been conducting monetary tightening by increasing the sale of bonds it had purchased on the open market. During the third quarter of 2023, the Federal Reserve paused its increase in interest rates to evaluate the impact that the rate increases have had on inflation. Market consensus has been predicting that the Federal Reserve may begin reducing rates in 2024, however the Federal Reserve has not signaled when a decrease may happen. The economic data from the first half of 2024 has shown that inflation continues to be above the Federal Reserve’s 2.0% target. We expect that the commercial real estate market will continue to experience pressure due to the current interest rate environment, and it may take several quarters and/or rate decreases for the market to improve.

We did not originate any new loans in 2023 or during the first six months of 2024 as we chose to focus on maintaining our liquidity. We anticipate this to continue through the remainder of 2024. The commercial real estate lending market tightened as the Federal Reserve raised rates and lenders concerns over property performance increased. Concerns over office properties continue as tenants evaluate the amount of space they need with more employees working from home. In general, property valuations have decreased as capitalization rates for commercial real estate assets have increased with overall interest rates.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. While there has been some increase in competition for new loans in the first six months of 2024, refinancing risk continues to be a focus. As such, for our CECL reserve, we have placed additional focus on loans with maturity dates up to nine months from the quarter end to determine if the collateral value would be sufficient to cover the outstanding loan principal balance and have recorded an asset-specific CECL reserve when necessary.

Q2 2024 Highlights

Operating Results:

•
Net income attributable to common stockholders was $3.5 million, or $0.35 per share, during the three months ended June 30, 2024, which included $1.1 million in reversal of credit losses.
•
During the second quarter of 2024, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 7.5% on our aggregate NAV of $16.5986 as of June 30, 2024. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the three months ended June 30, 2024.
•
We had $1.9 million in advances on previously originated loans and loan repayments of $11.2 million resulting in a 1.2% decrease in our loan portfolio to $684.4 million during the three months ended June 30, 2024. The decrease is net of $1.1 million of reversal of credit losses.
•
30 out of our 33 loans were current on their contractual interest payments with no interest deferrals during the three months ended June 30, 2024.
•
3 out of our 33 loans were placed on nonaccrual status. After being placed on nonaccrual status, any cash collected, including any interest payments, on such loans is applied against their principal balance.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended June 30, 2024.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type and our loan portfolio by collateral type and geographical region as of June 30, 2024 and December 31, 2023:

Floating vs. Fixed Rate Debt Investments:

June 30, 2024	December 31, 2023

All Investments by Type:

June 30, 2024	December 31, 2023

Loans by Property Type:

June 30, 2024	December 31, 2023

Loans by Region:

June 30, 2024	December 31, 2023

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our loan portfolio by property type and by region as of June 30, 2024 compared to December 31, 2023 were primarily due to loans that were repaid by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of June 30, 2024	As of December 31, 2023
Principal balance of first mortgage loans	$691,356	$729,380
Number of first mortgage loans	31	34
Principal balance of credit loans	$13,500	13,500
Number of credit loans	2	2
Total balance of loans	$704,856	$742,880
Total number of loans	33	36
All-in yield (1)	7.9%	8.1%
Weighted average years to maximum maturity	2.1	2.5
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of June 30, 2024.

The decrease in the size of our portfolio is primarily due to loan payoffs with no new loans originated during the six months ended June 30, 2024. The decrease in the all-in yield was primarily driven by the three loans placed on nonaccrual status.

The table below presents select loan information for each of our commercial mortgage loans as of June 30, 2024:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	10.0%	4/9/23 (7)	HI	Office	67.0%	4
2	9/7/18	First mortgage	24,411	SOFR+3.75%	(3)	9/9/23 (8)	TX	Office	73.0%	5
3	5/31/19	First mortgage	9,806	SOFR+3.25%	8.6%	9/9/24 (9)	CA	Multifamily	69.9%	4
4	6/18/19	First mortgage	45,983	SOFR+2.75%	8.1%	7/9/26	TX	Office	72.2%	3
5	8/15/19	First mortgage	7,934	SOFR+4.20%	9.5%	11/9/24	TN	Office	44.6%	4
6	9/27/19	First mortgage	13,626	SOFR+3.10%	8.4%	10/9/24	CA	Office	74.5%	3
7	10/4/19	First mortgage	22,616	SOFR+2.90%	8.2%	10/9/26	NC	Office	60.9%	3
8	2/28/20	First mortgage	9,850	SOFR+3.50%	8.8%	3/9/25	FL	Retail	77.7%	2
9	3/5/21	First mortgage	13,113	SOFR+5.00%	(3)	3/9/26 (10)	VA	Office	56.8%	5
10	3/12/21	First mortgage	20,135	SOFR+4.00%	9.4%	3/9/25	MS	Industrial	63.5%	3
11	5/26/21	First mortgage	16,135	SOFR+3.10%	8.5%	6/9/26	NV	Multifamily	79.6%	2
12	7/1/21	First mortgage	6,430	SOFR+4.50%	9.9%	7/9/26	OH	Mixed Use	78.9%	4
13	10/8/21	First mortgage	29,476	SOFR+3.20%	(3)	5/9/24 (11)	OR	Multifamily	72.2%	5
14	10/15/21	First mortgage	23,740	SOFR+2.95%	8.4%	11/9/26	VA	Multifamily	76.7%	2
15	11/12/21	First mortgage	25,696	SOFR+2.90%	8.3%	11/9/26 (12)	TX	Multifamily	73.2%	2
16	11/16/21	First mortgage	24,581	SOFR+3.05%	8.5%	12/9/26	TX	Multifamily	73.7%	3
17	11/17/21	First mortgage	25,529	SOFR+2.85%	8.3%	12/9/26	SC	Multifamily	71.5%	3
18	12/9/21	First mortgage	39,967	SOFR+3.05%	8.5%	12/9/26 (13)	GA	Multifamily	71.7%	2
19	12/15/21	First mortgage	25,529	SOFR+3.20%	8.6%	1/9/27	OR	Multifamily	70.2%	2
20	1/14/22	First mortgage	38,933	SOFR+3.40%	8.7%	1/9/27	MO	Multifamily	80.0%	3
21	1/20/22	First mortgage	13,403	SOFR+3.65%	9.0%	2/9/27	NC	Retail	62.6%	2
22	1/26/22	First mortgage	15,496	SOFR+3.55%	8.9%	2/9/27	NJ	Industrial	63.1%	3
23	1/28/22	First mortgage	14,847	SOFR+3.30%	8.6%	2/9/27	NC	Multifamily	69.9%	2
24	2/25/22	First mortgage	30,000	SOFR+3.04%	8.4%	3/9/27	NY	Mixed Use	66.7%	2
25	3/1/22	First mortgage	29,070	SOFR+3.40%	8.7%	3/9/27 (14)	TX	Multifamily	77.7%	2
26	3/25/22	First mortgage	16,852	SOFR+3.30%	8.6%	4/9/27	FL	Industrial	69.7%	2
27	4/7/22	First mortgage	14,747	SOFR+3.25%	8.6%	4/9/27	SC	Multifamily	69.0%	2
28	4/19/22	First mortgage	20,235	SOFR+3.40%	8.7%	5/9/26	TX	Multifamily	76.3%	2
29	6/13/22	First mortgage	49,607	SOFR+3.45%	8.8%	6/9/27	TX	Multifamily	73.1%	2
30	9/1/22	First mortgage	27,869	SOFR+3.90%	9.2%	9/9/27	NC	Multifamily	63.4%	2
31	11/17/22	First mortgage	22,290	SOFR+3.90%	9.2%	12/9/27	AL	Multifamily	69.6%	3
32	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
33	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24 (15)	NV	Office	75.2%	5
			$704,856		7.9%				71.1%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.

(2)
As of June 30, 2024, an 80% undivided senior interest in each of loan numbers 1, 2, 3, and 7, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”)+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan numbers 2, 9 and 13 are on nonaccrual basis as of June 30, 2024 and excluded from the total. The total is the weighted average of the stated yield, excluding any default interest, as of June 30, 2024. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of June 30, 2024, the weighted average SOFR floor was 0.69%.
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
(7)
The loan matured on April 9, 2023 and is currently accruing default interest. The Company is negotiating an extension to allow the borrower to obtain long-term financing. The Company expects to complete the loan extension in the third quarter of 2024. The property securing the loan is class A office and is 91% occupied as of May 31, 2024. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(8)
The loan matured on September 9, 2023. The Company reviewed the loan and based on the estimated LTV recorded a $0.3 million asset-specific CECL reserve as of June 30, 2024. On July 2, 2024, the Company acquired the legal title to the two underlying properties through non-judicial foreclosure transactions.
(9)
The loan matured on June 9, 2024 and the Company agreed to extend the loan maturity date until September 9, 2024. The borrower paid an extension fee, and contributed funds into reserves for interest, taxes and insurance. The borrower is currently marketing the asset for sale. Once the sale is complete, the proceeds will be used to pay-off the loan. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(10)
The loan matured on March 9, 2024. The Company has been unsuccessful in negotiating a loan extension with the sponsor. The loan is on nonaccrual status. During June 2024, the Company received a letter of intent to purchase the loan at par and the loan sale agreement was signed on August 5, 2024. The Company expects to close the sale in the third quarter of 2024 and, therefore, removed the $3.2 million asset-specific CECL reserve that was recorded as of March 31, 2024.
(11)
The loan matured on May 9, 2024. The Company was unable to negotiate an additional loan extension or pay-off with the sponsor. The Company has begun the foreclosure process with respect to the underlying property and expects to complete the process in October 2024. The loan is on nonaccrual status and based on the estimated LTV, the Company recorded a $6.9 million asset-specific CECL reserve as of June 30, 2024.
(12)
The loan matures on November 9, 2024. The Company plans to negotiate an extension with the sponsor prior to the maturity date. The Company has reviewed the loan and based on the estimated LTV recorded a $0.2 million asset-specific CECL reserve as of June 30, 2024.
(13)
The loan matures on December 9, 2024. The Company plans to negotiate an extension with the sponsor prior to the maturity date. The Company has reviewed the loan and based on the estimated LTV recorded a $2.5 million asset-specific CECL reserve as of June 30, 2024.
(14)
The loan matures on March 9, 2025. The Company plans to negotiate an extension with the sponsor prior to the maturity date. The Company has reviewed the loan and based on the estimated LTV recorded a $1.0 million asset-specific CECL reserve as of June 30, 2024.
(15)
The loan has no unfunded commitment and matures on October 6, 2024. The borrower is current on all debt service payments. The property is occupied by a single tenant that is exiting the property at the end of its lease. The Company believes that the sponsor will have difficulty refinancing or repaying the loan at maturity without a long-term tenant. The Company has recorded a $4.0 million asset-specific CECL reserve on this loan as of June 30, 2024. The loan was placed on nonaccrual status effective July 1, 2024.

The following table allocates the loan principal balance and the net loan exposure based on our internal risk ratings as of June 30, 2024:

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	16	365,047	359,536
3	9	229,189	206,914
4	4	37,620	18,672
5	4	73,000	42,290
Total	33	$704,856	$627,412
Add: Unamortized (fees)/costs, net		$768
Less: Allowance for credit losses		(21,218)
Commercial mortgage loans at cost, net		$684,406

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

We entered into master repurchase agreements to fund our loan portfolio. As of June 30, 2024 and December 31, 2023, we had total borrowings of $422,944 (which is net of $0 unamortized debt issuance costs) and $457,438 (which is net of $0 of unamortized debt issuance costs), respectively. During the six months ended June 30, 2024 and the year ended December 31, 2023, we had weighted average borrowings of $499,552 and $562,396 and weighted average borrowing costs of 7.5% and 7.4%, respectively.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Three months ended June 30,
	2024			2023
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$708,783	$14,401	8.0%	$793,337	$17,202	8.6%
Total/Weighted Average	$708,783	$14,401	8.0%	$793,337	$17,202	8.6%
Interest-bearing liabilities:
Repurchase agreements— commercial mortgage loans	$428,604	$8,393	7.7%	$469,170	$8,765	7.4%
Credit facility—loans	5,949	133	8.8%	18,380	396	8.5%
Loan participations sold, net	57,006	830	5.8%	78,423	1,547	7.8%
Total/Weighted Average	$491,559	$9,356	7.5%	$565,973	$10,708	7.5%
Net interest income/spread		$5,045	0.5%		$6,494	1.1%
Average leverage % (5)		226.3%		248.9%
Weighted average levered yield (6)			9.2%			11.3%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $582 and $130 for the three months ended June 30, 2024 and 2023, respectively, related to bank deposits not included in the investment portfolio.

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

Revenue from Real Estate

During the three months ended June 30, 2023, the Renaissance O’Hare generated $5,326 in revenue. We sold the Renaissance O’Hare in September 2023.

Net Operating Expenses

Net operating expenses for the three months ended June 30, 2024 and 2023 consisted of the following:

	Three months ended June 30,
	2024	2023
Advisory fee	$799	$861
Amortization of debt finance costs	369	507
Directors compensation	19	21
Professional service fees	212	186
Real estate operating expenses	—	4,722
Provision for asset impairment	—	6,934
Depreciation and amortization	—	193
Other expenses	324	475
Net operating expenses	$1,723	$13,899

Net operating expenses for the three months ended June 30, 2024 and 2023 were $1,723 and $13,899, respectively. The primary driver of the decrease in net operating expenses was the sale of Renaissance O’Hare in September 2023.

Net Income

For the three months ended June 30, 2024 and 2023, our net income (loss) was $4,990 and $(15,335), respectively. The increase in net income was primarily due to a reversal of credit losses of $1,086 in 2024 compared to $13,364 in provision for credit losses in 2023 and $6,934 in provision for asset impairment related to the sale of Renaissance O’Hare in 2023 with no comparable activity in 2024.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Six months ended June 30,
	2024			2023
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$714,388	$28,875	8.0%	$812,736	$33,993	8.3%
Total/Weighted Average	$714,388	$28,875	8.0%	$812,736	$33,993	8.3%
Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$434,711	$17,031	7.7%	$477,217	$17,191	7.2%
Credit facility—loans	7,725	345	8.8%	18,381	758	8.2%
Loan participations sold, net	57,116	1,456	5.0%	83,258	2,988	7.1%
Total/Weighted Average	$499,552	$18,832	7.5%	$578,856	$20,937	7.2%
Net interest income/spread		$10,043	0.5%		$13,056	1.1%
Average leverage % (5)		232.5%		247.5%
Weighted average levered yield (6)			9.2%			11.1%
(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $1,220 and $193 for the six months ended June 30, 2024 and 2023, respectively, related to bank deposits not included in the investment portfolio.
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

Revenue from Real Estate

During the six months ended June 30, 2023, the Renaissance O’Hare generated $8,247 in revenue. We sold the Renaissance O’Hare in September 2023.

Net Operating Expenses

Net operating expenses for the six months ended June 30, 2024 and 2023 consisted of the following:

	Six months ended June 30,
	2024	2023
Advisory fee	$1,604	$1,742
Amortization of debt finance costs	772	878
Directors compensation	39	40
Professional service fees	493	377
Real estate operating expenses	—	7,910
Provision for asset impairment	—	6,934
Depreciation and amortization	—	514
Other expenses	715	828
Net operating expenses	$3,623	$19,223

Net operating expenses for the six months ended June 30, 2024 and 2023 were $3,623 and $19,223, respectively. The primary driver of the decrease in net operating expenses was the sale of Renaissance O’Hare in September 2023.

Net Income

For the six months ended June 30, 2024 and 2023, our net income (loss) was $8,389 and $(10,714), respectively. The increase in net income was primarily due to a reversal of credit losses of $749 in 2024 compared to $12,965 in provision for credit losses in 2023 and $6,934 in provision for asset impairment related to the sale of Renaissance O’Hare in 2023 with no comparable activity in 2024.

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

Our FFO and MFFO are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$3,494	$(16,831)	$5,398	$(13,684)
Depreciation and amortization	—	193	—	514
Provision for asset impairment	—	6,934	—	6,934
Funds from operations (FFO) attributable to common stockholders	$3,494	$(9,704)	$5,398	$(6,236)

Amortization of debt financing costs	$369	$507	$772	$878
Non-cash adjustment for ground lease	—	109	—	221
(Reversal of) provision for credit losses	(1,086)	13,364	(749)	12,965
Adjustment for gain on repurchase and retirement of preferred stock	—	—	—	(21)
Modified funds from operations (MFFO) attributable to common stockholders	$2,777	$4,276	$5,421	$7,807

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

The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of June 30, 2024 ($ and shares in thousands):

Components of NAV	As of June 30, 2024
Commercial mortgage loans	$688,884
Cash and cash equivalents and restricted cash	44,557
Other assets	6,173
Repurchase agreements - commercial mortgage loans	(422,944)
Loan participations sold	(56,226)
Due to related parties	(1,671)
Distributions payable	(1,051)
Interest payable	(2,215)
Accrued stockholder servicing fees (1)	(221)
Other liabilities	(325)
Preferred stock	(87,050)
Net asset value attributable to common stock	$167,911
Number of outstanding common shares	10,116

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of June 30, 2024, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of June 30, 2024, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of June 30, 2024 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$142,033	$12,409	$4,852	$—	$799	$7,805	$167,911
Number of outstanding shares	8,563	746	290	—	48	469	10,116
NAV per share as of June 30, 2024	$16.5873	$16.6372	$16.7125	$—	$16.6355	$16.6358	$16.5986

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of June 30, 2024
Stockholders’ equity per GAAP	$249,592
Adjustments:
Unamortized stockholder servicing fee and other expenses	422
Unamortized offering costs	299
Credit losses reserve adjustment	4,649
Net asset value	$254,962
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	1,563
Net asset value attributable to common stock	$167,911

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

•
Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans. Our Advisor estimates the fair value of our loan portfolio in accordance with the methodologies contained in our valuation guidelines approved by our Board. In general, the loan portfolio will be valued at amortized cost, subject to impairment testing. As of January 1, 2023, we are required under GAAP to record a Current Expected Credit Loss (“CECL”) reserve on the CRE debt portfolio that will be adjusted at least quarterly. The analytical portion (which is based on a probability-weighted quantitative analytical model that considers the likelihood of default and loss-given-default for each individual loan) of the CECL reserve is excluded from the value of the loans. The value of the loans does include any specific reserves for collateral-dependent loans included in the CECL reserve amount. We believe this methodology is consistent with institutional valuation practices and provides an appropriate valuation for purposes of establishing a purchase and repurchase price for our shares of common stock as it relates to assets that are intended to be held to maturity.
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

NAV and NAV Per Share Calculation

Each class of our common stock, including Class P common stock that was not offered to the public, has an undivided interest in our assets and liabilities, other than class-specific liabilities. Our NAV is calculated by the independent valuation advisor for each of these classes. Our Advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as calculated by the independent valuation advisor. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ.

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

Our primary sources of liquidity include $44.6 million in cash, $243 million in available capacity on our borrowing facilities, and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point. We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings, including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

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

Cash Flow Analysis

	Six months ended June 30,
	2024	2023
Net cash provided by operating activities	$7,916	$6,344
Net cash provided by investing activities	38,187	53,395
Net cash used in financing activities	(55,689)	(44,513)
Net (decrease) increase in cash and cash equivalents	$(9,586)	$15,226

We experienced a net decrease in cash and cash equivalents of $9,586 for the six months ended June 30, 2024 compared to a net increase of $15,226 for the six months ended June 30, 2023. During the six months ended June 30, 2024, we funded $5,387 in mortgage loans, received $43,410 in principal payments from our loans, paid down $43,992, which is net of draws of $8,201, on our borrowing facilities, and paid distributions of $9,291.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. We paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of June 30, 2024. As there was no outstanding balance on the Atlas Repo Facility, we were not subject to any financial covenants.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2024, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM

Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of June 30, 2024 and December 31, 2023.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the Atlas Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750 until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. We paid off the outstanding balance on the WA Credit Facility in May 2024 and had no outstanding balance as of June 30, 2024. As there were no borrowings outstanding, we were not subject to any financial covenants.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of June 30, 2024 and December 31, 2023:

June 30, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	422,944	1,181	578,485	7.75%	1,406
Total Repurchase Facilities — commercial mortgage loans	626,076	422,944	1,181	578,485	7.75%	1,406
WA Credit Facility	40,000	—	—	—	—	—
	$666,076	$422,944	$1,181	$578,485	7.75%	1,406

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	—
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Total Repurchase Facilities — commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34% (2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565

(1)
Excludes $0 of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023.
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

The following table details our loan participations sold as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$70,282	$68,262	SOFR+3.5%	n/a	0.19
Senior participations (3)	4	$56,226	$56,226	SOFR+2.0%	n/a	0.19

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of June 30, 2024 and December 31, 2023, the loan participations sold were non-recourse to us.
(3)
During the six months ended June 30, 2024 and 2023, we recorded $1,456 and $2,988 of interest expense related to loan participations sold, respectively.
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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 30, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through June 30, 2024, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2023.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 30, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2023.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2023	$1.6875	$0.421875
June 15, 2023	$1.6875	$0.421875
September 15, 2023	$1.6875	$0.421875
December 15, 2023	$1.6875	$0.421875
March 15, 2024	$1.6875	$0.421875
June 15, 2024	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Six months ended June 30,
	2024	2023
Distributions to Holders of Common Stock
Paid in cash	$6,300	$6,209
Reinvested in shares	—	85
Total distributions	$6,300	$6,294
Net cash provided by operating activities	$7,916	$6,344

During the six months ended June 30, 2024 and 2023, 100% of our distributions were paid from cash flows from operating activities generated during the period.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 8 – Commitments and Contingencies.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the six months ended June 30, 2024 and 2023, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both June 30, 2024 and December 31, 2023, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2023 to June 30, 2024 was primarily due to the changes in the portfolio relating to payoffs, paydowns and draws.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2024	December 31, 2023
(-) 50 Basis Points	(4.30)%	(4.18)%
(-) 25 Basis Points	(2.15)%	(2.09)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.15%	2.09%
(+) 50 Basis Points	4.30%	4.18%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tenant defaults may have a material adverse effect on our office property holdings.

We own two office properties in Texas that we recently acquired through foreclosure. Going forward, we will receive revenues and income from rental income from these two office properties. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their rental payments or other lease obligations. Rental payment defaults, including those caused by the current economic climate or tenant liquidity limitations resulting from adverse developments affecting our tenants, could have an impact on our results of operations.

Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive any rent in the proceeding sufficient to cover our expenses and future income expectations with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its lease obligations may have a material adverse effect on our business, financial condition and results of operations.

Our real estate portfolio is comprised of two office assets we recently acquired through foreclosure, which have generally experienced a decrease in demand and value. Office assets may experience a further decrease in demand and value and such decrease in demand could have a material adverse effect on us. Further, our ability to sell any of our office assets may be limited in the current economic climate.

Our real estate portfolio is comprised entirely of two office assets we recently acquired through foreclosure, which have generally experienced a decrease in occupancy and value. Current economic conditions could lead our office tenants electing not to renew their leases, or to renew their leases for less space than they currently occupy, which could further increase vacancy rates and decrease rental income. Remote and hybrid work practices are likely to continue in a post-pandemic environment. As a result of the increased bargaining power of tenants, we may be required to spend increased amounts for property improvements. Additionally, if substantial office space reconfiguration is required, it may be more attractive for our tenants to pursue relocating to other office space than renewing their leases and renovating their existing space, which could have a material adverse effect on us.

Additionally, in the event of a default, a termination of, or failure to renew a lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property or experience a further decrease in value of a property if we determine to sell such property while it is vacant. In addition, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss due to its being vacant.

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

As of June 30, 2024, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

(1)
Excludes company-level offering costs of $6,421.

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

As of June 30, 2024, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

During the six months ended June 30, 2024, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the six months ended June 30, 2024, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.6	Bylaws of InPoint Commercial Real Estate Income, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed May 2, 2017 and incorporated by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed April 11, 2022 and incorporated by reference)
4.2	Form of certificate representing the Series A Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Form 8-A filed September 22, 2021 and incorporated by reference)
31.1*	Certification of the Principal Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	August 9, 2024

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 9, 2024