Form 10-Q
period 2024-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2024-11-08
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 470,980 shares of Class I common stock, 745,881 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$58,821	$54,143
Commercial mortgage loans:
Commercial mortgage loans at cost	664,034	743,852
Allowance for credit losses	(24,049)	(21,849)
Commercial mortgage loans at cost, net	639,985	722,003
Real estate owned, net of depreciation	20,650	—
Acquired lease intangible assets, net	3,178	—
Deferred debt finance costs	798	604
Accrued interest receivable	3,026	3,283
Prepaid expenses and other assets	1,410	312
Total assets	$727,868	$780,345
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$418,765	$457,438
Credit facility payable	—	9,498
Loan participations sold, net	56,322	57,226
Acquired lease intangible liabilities, net	427	—
Due to related parties	1,541	2,028
Accrued interest payable	2,412	1,792
Distributions payable	1,051	1,050
Accrued expenses and other liabilities	1,796	762
Total liabilities	482,314	529,794

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of September 30, 2024 and December 31, 2023	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of September 30, 2024 and December 31, 2023	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 and 745,887 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of as of September 30, 2024 and December 31, 2023	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 470,980 and 469,168 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	339,518	339,581
Accumulated deficit	(93,978)	(89,044)
Total stockholders’ equity	245,554	250,551
Total liabilities and stockholders’ equity	$727,868	$780,345

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income:
Interest income	$14,760	$17,428	$44,855	$51,614
Less: Interest expense	(9,485)	(10,809)	(28,317)	(31,746)
Net interest income	5,275	6,619	16,538	19,868
Revenue from real estate	1,274	4,472	1,274	12,719
Total income	6,549	11,091	17,812	32,587
Operating expenses:
Advisory fee	797	821	2,401	2,563
Amortization of debt finance costs	350	579	1,122	1,457
Directors compensation	20	21	59	61
Professional service fees	255	106	748	483
Real estate operating expenses	721	3,625	721	11,535
Depreciation and amortization	656	—	656	514
Provision for asset impairment	—	—	—	6,934
Other expenses	410	415	1,125	1,243
Total operating expenses	3,209	5,567	6,832	24,790
Other income (loss):
Provision for credit losses	(3,654)	(738)	(2,905)	(13,703)
Gain on sale of real estate	—	206	—	206
Realized gain on sale of commercial loan	929	—	929	—
Total other loss	(2,725)	(532)	(1,976)	(13,497)
Net income (loss) before income taxes	615	4,992	9,004	(5,700)
Income tax provision	—	—	—	22
Net income (loss)	615	4,992	9,004	(5,722)
Series A Preferred Stock dividends	(1,495)	(1,495)	(4,486)	(4,486)
Gain on repurchase and retirement of preferred stock	—	—	—	21
Net (loss) income attributable to common stockholders	$(880)	$3,497	$4,518	$(10,187)
Net (loss) income attributable to common stockholders per share basic and diluted	$(0.09)	$0.35	$0.45	$(1.01)
Weighted average number of shares of common stock
Basic	10,116,561	10,114,582	10,116,315	10,114,071
Diluted	10,116,561	10,116,388	10,117,691	10,114,071

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended September 30, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,525	$(89,947)	$249,592
Offering costs	—	—	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	—	—	615	615
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,151)	(3,151)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at September 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,518	$(93,978)	$245,554

For the Three Months Ended September 30, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,663	$(86,030)	$253,647
Offering costs	—	—	—	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	—	—	—	—	4,992	4,992
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,149)	(3,149)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance at September 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,618	$(85,682)	$253,950

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Nine Months Ended September 30, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,581	$(89,044)	$250,551
Offering costs	—	—	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	—	—	9,004	9,004
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,452)	(9,452)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,486)	(4,486)
Equity-based compensation	—	—	—	—	—	—	—	23	—	23
Balance at September 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,518	$(93,978)	$245,554

For the Nine Months Ended September 30, 2023	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	$4	$9	$1	$—	$—	$—	$—	$339,470	$(60,927)	$278,557
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Total stockholders’ equity at beginning of period, as adjusted	4	9	1	—	—	—	—	339,470	(66,049)	273,435
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	21	(83)
Offering costs	—	—	—	—	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	—	—	—	—	(5,722)	(5,722)
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,446)	(9,446)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,486)	(4,486)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	22	—	22
Balance at September 30, 2023	$4	$9	$1	$—	$—	$—	$—	$339,618	$(85,682)	$253,950

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$9,004	$(5,722)
Adjustments to reconcile net income (loss) to cash provided by operations:
Gain on sale of real estate	—	(206)
Provision for credit losses	2,905	13,703
Realized gain on sale of commercial loan	(929)	—
Depreciation and amortization expense	656	514
Reduction in the carrying amount of the right-of-use asset	—	30
Amortization of acquired above- and below-market leases, net	(19)	—
Provision for asset impairment	—	6,934
Amortization of equity-based compensation	23	22
Amortization of debt finance costs to operating expense	1,122	1,457
Amortization of debt finance costs to interest expense	—	3
Amortization of origination fees	—	(15)
Amortization of loan extension fees	(375)	(508)
Changes in assets and liabilities:
Accrued interest receivable	257	(89)
Accrued expenses and other liabilities	1,183	(6,506)
Accrued interest payable	716	703
Due to related parties	(43)	84
Prepaid expenses and other assets	(1,098)	1,922
Net cash provided by operating activities	13,402	12,326
Cash flows from investing activities:
Origination/funding of commercial loans	(8,006)	(18,661)
Loan extension fees received on commercial loans	298	440
Principal repayments of commercial loans	49,845	77,243
Proceeds from sale of commercial loans	13,678	—
Proceeds from sale of real estate	—	11,942
Real estate capital expenditures	(3)	(496)
Net cash provided by investing activities	55,812	70,468
Cash flows from financing activities:
Proceeds from issuance of common stock	—	342
Repurchase of preferred stock	—	(82)
Payment of offering costs	(112)	(227)
Proceeds from repurchase agreements	8,202	359,951
Principal repayments of repurchase agreements	(46,875)	(374,764)
Principal repayments of credit facility	(9,498)	—
Proceeds from sale of loan participations	—	435
Principal repayments of loan participations	(1,000)	(28,728)
Debt finance costs	(1,316)	(1,618)
Distributions paid to common stockholders	(9,451)	(9,358)
Distributions paid to preferred stockholders	(4,486)	(4,486)
Net cash used in financing activities	(64,536)	(58,535)
Net change in cash, cash equivalents and restricted cash	4,678	24,259
Cash, cash equivalents and restricted cash at beginning of period	54,143	29,408
Cash, cash equivalents and restricted cash at end of period	$58,821	$53,667
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$(417)	$(118)
Interest paid	$28,881	$31,461
Net assets acquired upon foreclosure of commercial loan	$24,035	$—
Accrued stockholder servicing fee due to related party	$(27)	$(29)
Distribution reinvestment	$—	$85

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

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

On May 3, 2019, the SEC declared the 2019 Registration Statement effective, and the Company commenced the IPO. The purchase price per share for each class of common stock in the IPO (Class A, Class I, Class D, Class S and Class T) varied and generally equaled the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Inland Securities Corporation (the “Dealer Manager”), an affiliate of the Advisor, served as the Company’s exclusive dealer manager for the IPO on a best efforts basis.

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

September 30, 2024

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

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after September 30, 2024.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the nine months ended September 30, 2024.

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

Real Estate Owned

Real estate owned (“REO”) represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase. For real estate acquired by the Company through foreclosure or deed-in-lieu of foreclosure, REO assets are recorded at fair value at acquisition and are presented net of accumulated depreciation. For real estate acquired through purchase, REO assets are recorded at cost at acquisition and are presented net of accumulated depreciation.

REO assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives.

Assets and liabilities acquired typically include land, building and site improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. The portion of the acquisition price allocated to above-market lease values is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the term of the related lease as a reduction to rental income. The portion allocated to below-market lease values is included in acquired lease intangible liabilities, net and is amortized as an increase to rental income over the term of the lease including any renewal periods with fixed rate renewals. The portion of the acquisition price allocated to acquired in-place lease value is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the acquired leases’ remaining terms.

Revenue from Real Estate

For the Company’s office properties, revenue from real estate is primarily comprised of rental income, including base rent and reimbursements of property operating expenses. For leases that have fixed and measurable base rent escalations, the Company recognizes base rent on a straight-line basis over the non-cancelable lease terms. The difference between such rental income earned and the cash rent amount is recorded as straight-line rent receivable and presented within prepaid expenses and other assets on the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

consolidated balance sheets. Reimbursement of property operating expenses arises from tenant leases which provide for the recovery of certain operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred. Revenue and expenses are presented in the consolidated statements of income as “Revenue from real estate” and expenses are included in the “Real estate operating expenses,” as applicable.

Prior to September 28, 2023, the Company owned a hotel property classified as REO. Revenue from real estate also consists of revenue associated with the operations of the hotel property. Revenue from the operation of the hotel property was recognized when guestrooms were occupied, services had been rendered or fees had been earned. Revenues were recorded net of any discounts and sales and other taxes collected from customers. Revenues consisted of room sales, food and beverage sales and other hotel revenues. The Company sold the hotel on September 28, 2023.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of September 30, 2024 and December 31, 2023, no restricted cash was held by the Company.

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

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company has not early adopted ASU 2023-07. The Company continues to evaluate this guidance and expects the standard to impact its disclosures pertaining to having a single reportable segment but does not anticipate the guidance to have an impact on the Company’s financial position, results of operations, or cash flows.

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

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of September 30, 2024 and December 31, 2023:

September 30, 2024

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	28	$650,021	$633	$(20,009)	$630,645	8.4%	0.5
Credit loans	2	13,380	—	(4,040)	9,340	9.2%	1.9
Total and average	30	$663,401	$633	$(24,049)	$639,985	8.4%	0.5

December 31, 2023

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	34	$729,380	$972	$(21,809)	$708,543	8.8%	0.9
Credit loans	2	13,500	—	(40)	13,460	9.6%	2.4
Total and average	36	742,880	972	(21,849)	722,003	8.8%	0.9

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On September 15, 2024, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 5.10%. On December 15, 2023, the SOFR rate reset to 5.36%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

For the nine months ended September 30, 2024, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$743,852	$(21,849)	$722,003
Loan originations/advances	8,006	—	8,006
Principal repayments	(50,325)	—	(50,325)
Sale of loan (1)	(12,749)	—	(12,749)
Amortization of loan origination and deferred exit fees	443	—	443
Origination fees and extension fees received on commercial loans	(782)	—	(782)
Transfer on foreclosure to real estate owned (2)	(24,411)	—	(24,411)
Provision for credit losses	—	(3,055)	(3,055)
Charge-offs (2)	—	855	855
Balance at End of Period	$664,034	$(24,049)	$639,985

(1)
Relates to sale of a loan at par. The loan was placed on nonaccrual status as of February 1, 2024 and any subsequent cash collected was being applied to the principal balance. The Company completed the sale of the loan in September 2024 and recognized a gain on sale of $929 on the loan.
(2)
Relates to acquisition of two properties secured by a senior loan in July 2024. See Note 13 - “Real Estate Owned” for additional information.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the nine months ended September 30, 2024:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(21,849)	$(289)	$(22,138)
(Provision for) reversal of credit losses	(3,055)	150	(2,905)
Charge-offs (2)	855	—	855
Ending allowance for credit losses	$(24,049)	$(139)	$(24,188)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.
(2)
Relates to acquisition of two properties secured by a senior loan in July 2024. See Note 13 - “Real Estate Owned” for additional information.

The following table presents the activity in the Company’s allowance for credit losses for the nine months ended September 30, 2023:

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

As of September 30, 2024, the Company had a total CECL reserve of $24,188, which included an asset-specific component of $16,754 related to five loans. During the nine months ended September 30, 2024, the Company increased the CECL reserve by $2,905 and reduced the CECL reserve by $855 with the charge-off of one loan. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

As of September 30, 2023 the Company had a total CECL reserve of $18,930, which included an asset-specific component of $12,709 related to four loans. During the nine months ended September 30, 2023, the Company increased the CECL reserve by $18,825, which included $5,122 from adoption of ASU 2016-13 and $13,703 in provision for credit losses and reduced CECL reserve by $3,483 with the charge-off of one loan, bringing the total CECL reserve to $18,930. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

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

September 30, 2024

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

As of September 30, 2024, 17 loans had a risk rating of 2, seven had a risk rating of 3, four had a risk rating of 4 and two had a risk rating of 5. As of December 31, 2023, 24 loans had a risk rating of 2, seven had a risk rating of 3, three had a risk rating of 4 and two had a risk rating of 5.

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of September 30, 2024, December 31, 2023 and September 30, 2023:

Loan Type	Collateral Type	September 30, 2024	December 31, 2023	September 30, 2023
Senior	Office	$—	$2,621	$2,448	(1)
Senior	Office	—	3,603	3,692	(2)
Senior	Multifamily	9,884	7,073	4,485	(3)
Senior	Office	—	2,969	2,084	(4)
Credit	Office	4,000	—	—	(5)
Senior	Office	806	—	—	(6)
Senior	Office	513	—	—	(7)
Senior	Multifamily	1,551	—	—	(8)
Total		$16,754	$16,266	$12,709
____________
(1)
The loan was secured by two office properties in Addison, TX with an outstanding balance of $24,411 and no unfunded commitment as of June 30, 2024. The loan had been in maturity default since September 9, 2023. The Company foreclosed on the two properties securing the loan in the quarter ended September 30, 2024. The Company intends to hold these properties as real estate held for use with the intent to eventually sell when the properties and market improve.
(2)
The loan is secured by an office property in Charlotte, NC with an outstanding balance of $22,897, no unfunded commitment and a maturity date of October 9, 2025. During the quarter ended September 30, 2024, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. The loan has a risk rating of 4 as of September 30, 2024.
(3)
The loan is secured by a multifamily property in Portland, OR with an outstanding balance of $29,476 and no unfunded commitment. The loan was extended in December 2023 to May 9, 2024 to provide the sponsor time to stabilize the rent roll and eventually sell the property. The Company established an interest reserve through maturity that was added to the principal balance in the amount of $1,750. The borrower was unable to sell the property or pay-off the loan at maturity. As of September 30, 2024, the loan was on nonaccrual status, the Company had recorded an asset-specific CECL reserve of $9,884 and the loan has a risk rating of 5. On October 23, 2024, the Company foreclosed on the property securing the loan. The Company intends to hold the property as real estate held for use with the intent to eventually sell when the property and market improve.
(4)
The loan was secured by an office property in Reston, VA with an outstanding loan balance of $13,113 and no unfunded commitment as of June 30, 2024, and a maturity date of March 9, 2024. The Company was unsuccessful in negotiating a loan

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

extension with the sponsor. The loan was placed on nonaccrual status as of February 1, 2024. During June 2024, the Company received a letter of intent to purchase the loan at par plus a portion of accrued interest. The Company completed the sale of the loan in September 2024 recognizing a gain of $929.
(5)
The loan is secured by an office property in Las Vegas, NV with an outstanding balance of $5,880, no unfunded commitment and a maturity date of October 6, 2024 for which the Company has recorded an asset-specific CECL reserve of $4,000 as of September 30, 2024. The office property has a single tenant that will possibly vacate the property at the end of its lease term, which is after the loan maturity date. The Company has negotiated a possible settlement with the borrower which is reflected in the asset-specific CECL reserve. The loan has a risk rating of 5 as of September 30, 2024 and has been on nonaccrual status since July 1, 2024.
(6)
The loan is secured by an office property in Memphis, TN with an outstanding balance of $7,934, an unfunded commitment of $495 and a maturity date of November 9, 2024. The Company has recorded an asset-specific CECL reserve of $806 as of September 30, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 4 as of September 30, 2024.
(7)
The loan is secured by an office property in San Diego, CA with an outstanding balance of $13,626 and an unfunded commitment of $669. The loan matures on October 9, 2024 and the Company extended the loan for one year on October 23, 2024. The Company has recorded an asset-specific CECL reserve of $513 as of September 30, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 3 as of September 2024.
(8)
The loan is secured by a multifamily property in Arlington, TX with an outstanding balance of $24,581, an unfunded commitment of $469 and a maturity date of December 9, 2024. The Company has recorded an asset-specific CECL reserve of $1,551 as of September 30, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 3 as of September 30, 2024.

During the three and nine months ended September 30, 2024, the Company recognized $0 and $426, respectively, in interest income related to the nonaccrual status loans. During the three and nine months ended September 30, 2023, the Company recognized $533 and $1,727, respectively, in interest income related to the nonaccrual status loan. During the three and nine months ended September 30, 2024 and 2023, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three and nine months ended September 30, 2024, the total interest income forgone on the loans on nonaccrual status was $1,205 and $4,287, respectively. For the three and nine months ended September 30, 2023, the total interest income forgone on the loans on nonaccrual status was $402.

Loan Modifications

The Company may amend or modify a loan based on its specific facts and circumstances. These modifications are often in the form of a term extension to provide the borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan. Such extensions are generally made at the loan’s contractual interest rate and may require an extension fee be paid to the Company. During the three months ended September 30, 2024, the Company made no such modifications which are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). During the nine months ended September 30, 2024, the Company made one such modification which is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a two-year term extension, which can be further extended by one year subject to certain terms and conditions, for a senior loan secured by an office property located in Charlotte, NC described above. The Company waived maturity default interest of $738 on the loan. No principal was forgiven as a result of the modification. The modification provides for payment-in-kind of any accrued interest that exceeds a per annum rate of 4%. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $22,897, representing 3.6% of the Company’s commercial mortgage loans as of September 30, 2024. During the three and nine months ended September 30, 2023, the Company made no such modifications which are disclosable under ASU 2022-02.

Note 4 – Repurchase Agreements and Credit Facilities

Commercial Mortgage Loans

On February 15, 2018, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business has grown, it has increased the borrowing limit and extended the maturity. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. (“Atlas”) with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrue interest at a per annum annual rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The Company paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of September 30, 2024. As there were no borrowings outstanding, the Company was not subject to any financial covenants.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2024, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2024 and December 31, 2023.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750, until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. The Company paid off the outstanding balance on the WA Credit Facility in May 2024 and had no outstanding balance as of September 30, 2024. As there were no borrowings outstanding, the Company was not subject to any financial covenants.

The JPM Repo Facility, Atlas Repo Facility and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The details of the Facilities as of September 30, 2024 and December 31, 2023 are as follows:

September 30, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$100,000	$—	$—	$—	—	404
JPM Repo Facility	526,076	418,765	1,123	574,392	7.43%	1,314
Total Repurchase Facilities — commercial mortgage loans	626,076	418,765	1,123	574,392	7.43%	1,314
WA Credit Facility	40,000	—	—	—	—	161
	$666,076	$418,765	$1,123	$574,392	7.43%	1,314

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	678
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Total Repurchase Facilities — commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34% (2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565

(1)
Excluding $0 of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023.
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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

On July 2, 2024, the Company acquired legal title to two office properties through non-judicial foreclosure transactions. The underlying loan was subject to the loan participation agreement. Upon foreclosure, the Company is still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the calculated monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of past interest due first and then as a reduction of the principal. If the calculated monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable. During the three months ended September 30, 2024, the calculated monthly payment was $546 and the interest due under the participation agreement was $360. As a result, the excess of $186 resulted in a paydown of past interest due. The participation payments have been included within interest expense in the accompanying consolidated statements of operations.

The following tables detail the Company’s loan participations sold as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	3	$46,153	$46,074	SOFR+3.5%	n/a	1.02
Senior participations (3) (5)	4	$56,322	$56,322	SOFR+2.0%	n/a	1.02

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of September 30, 2024 and December 31, 2023, the loan participations sold were non-recourse to the Company.
(3)
During the nine months ended September 30, 2024 and 2023, the Company recorded $2,673 and $4,096 of interest expense related to loan participations sold, respectively.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement.
(5)
Includes participation interest related to the foreclosed properties described above.

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

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the three and nine months ended September 30, 2024, the Company repurchased and retired zero shares of Series A Preferred Stock. During the three and nine months ended September 30, 2023, the Company repurchased and retired zero shares and 4,143 shares, respectively, of Series A Preferred Stock resulting in a gain of zero and $21, respectively, from these repurchases. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Nine months ended September 30, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168
Issuance of restricted shares	—	—	—	—	—	—	1,812
Administrative correction	—	—	(6)	—	—	—	—
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980

	Preferred Stock	Common Stock
Nine months ended September 30, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,548,696	8,562,777	743,183	286,341	—	47,888	452,667
Issuance of shares	—	—	1,445	3,453	—	—	12,386
Distribution reinvestment	—	—	1,259	551	—	127	2,393
Issuance of restricted shares	—	—	—	—	—	—	1,722
Repurchase and retirement of preferred stock	(4,143)	—	—	—	—	—	—
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 30, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through September 30, 2024, the Company had not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 30, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the nine months ended September 30, 2024 and 2023. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Nine months ended September 30, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.2656	$0.9378	$0.9378	$0.9378	$—	$0.9378	$0.9378
Stockholder servicing fee per share	N/A	N/A	N/A	0.1072	—	0.0316	—
Net distributions declared per share	$1.2656	$0.9378	$0.9378	$0.8306	$—	$0.9062	$0.9378

	Preferred Stock	Common Stock
Nine months ended September 30, 2023	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.2656	$0.9378	$0.9378	$0.9378	$—	$0.9378	$0.9378
Stockholder servicing fee per share	N/A	N/A	N/A	0.1188	—	0.0350	N/A
Net distributions declared per share	$1.2656	$0.9378	$0.9378	$0.8190	$—	$0.9028	$0.9378

As of September 30, 2024 and December 31, 2023, distributions declared but not yet paid amounted to $1,051 and $1,050, respectively.

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero and 458 antidilutive restricted shares for the three and nine months ended September 30, 2024, respectively. There were zero antidilutive restricted shares for both the three and nine months ended September 30, 2023. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income per share attributable to common stockholders computation for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to common stockholders	$(880)	$3,497	$4,518	$(10,187)
Weighted average shares outstanding, basic	10,116,561	10,114,582	10,116,315	10,114,071
Dilutive effect of restricted stock	—	1,806	1,376	—
Weighted average shares outstanding, diluted	10,116,561	10,116,388	10,117,691	10,114,071
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.09)	$0.35	$0.45	$(1.01)

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of September 30, 2024, the Company had 19 such loans with a total remaining future funding commitment of $14,239. As of December 31, 2023, the Company had 27 such loans with a total remaining future funding commitment of $31,021. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company has one reportable segment as defined by GAAP for the nine months ended September 30, 2024 and 2023.

Note 10 – Transactions with Related Parties

As of September 30, 2024, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of September 30, 2024, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2024 and 2023 and the amount due to related parties as of September 30, 2024 and December 31, 2023:

	Three months ended September 30,		Nine months ended September 30,		Payable as of September 30,	Payable as of December 31,
	2024	2023	2024	2023	2024	2023
Organization and offering expense reimbursement (1)	$—	$—	$2	$—	$—	$2
Selling commissions and dealer manager fee (2)	—	—	—	4	—	—
Advisory fee (3)	797	821	2,401	2,563	265	271
Loan fees(4)	16	143	100	323	860	1,313
Accrued stockholder servicing fee (5)	—	—	—	4	416	442
Total	$813	$964	$2,503	$2,894	$1,541	$2,028

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

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the nine months ended September 30, 2024, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the nine months ended September 30, 2024, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of September 30, 2024 with a vesting date after January 1, 2023.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Proportion of total shares that vest annually	Vesting Date Year 1	Vesting Date Year 2	Vesting Date Year 3
December 1, 2020	Class I	1,393	$21.54	$30	1/3	12/1/2021	12/1/2022	12/1/2023
October 14, 2021	Class I	1,477	$20.31	$30	1/3	10/14/2022	10/14/2023	10/14/2024
October 3, 2022	Class I	1,534	$19.55	$30	1/3	10/3/2023	10/3/2024	10/3/2025
September 29, 2023	Class I	1,722	$17.42	$30	1/3	9/29/2024	9/29/2025	9/29/2026
September 12, 2024	Class I	1,812	$16.56	$30	1/3	9/12/2025	9/12/2026	9/12/2027

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $23, in the aggregate, for the three and nine months ended September 30, 2024, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $22, in the aggregate, for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company had $60 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.29 years. The total fair value at the vesting date for restricted shares that vested during the nine months ended September 30, 2024 and 2023 was $9 and zero, respectively.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	3,237	$18.53
Granted	1,812	16.56
Vested	(574)	17.42
Converted	—	—
Forfeited	—	—
Outstanding at September 30, 2024	4,475	$17.88

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$58,821	$58,821	$54,143	$54,143
Commercial mortgage loans, net	639,985	639,985	722,003	722,003
Total	$698,806	$698,806	$776,146	$776,146
Financial liabilities
Repurchase agreements — commercial mortgage loans	$418,765	$418,765	$457,438	$457,438
Credit facility payable	—	—	9,498	9,498
Loan participations — sold	56,322	56,322	57,226	57,226
Total	$475,087	$475,087	$524,162	$524,162

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.5 years), are not delinquent or impaired (except for two loans impaired as of September 30, 2024 and two loans impaired as of December 31, 2023, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For the impaired loans, the CECL reserve was recorded based on the Company’s estimation of the fair value of the loans’ aggregate underlying collateral as of September 30, 2024 and December 31, 2023, as applicable. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The Company estimated the fair value of these loans by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable input used is the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.75% to 8.60% and had weighted average of 6.00%.

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

Note 13 – Real Estate Owned

On July 2, 2024, the Company acquired legal title to two office properties located in Addison, TX through non-judicial foreclosure transactions. The properties were previously collateralized by a senior loan with an amortized cost basis of $24,411 that was risk rated 5 with a CECL reserve of $281 at the time of the acquisitions. The acquisitions were accounted for as asset acquisitions under ASC Topic 805, Business Combinations, and the Company intends to hold these properties as real estate held for use with the intent to

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

eventually sell when the market improves. The properties were recorded on the Company’s consolidated balance sheet at $24,035 based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on appraisals performed by an independent third-party appraiser. The acquisitions resulted in a CECL reserve charge-off of $855 during the three months ended September 30, 2024.

The Company allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

Fair Value Allocation
Land	$3,858
Building and improvements	17,071
Acquired in-place lease value	3,526
Acquired above-market lease value	31
Acquired below-market lease value	(451)
Total	$24,035

The following table presents the REO assets as of September 30, 2024:

Land	$3,858
Building and improvements	17,074
Accumulated depreciation	(282)
Real estate owned, net	$20,650

During the three and nine months ended September 30, 2024, the Company incurred $282 of depreciation expense. During the three and nine months ended September 30, 2023, the Company incurred $0 and $514 of depreciation expense, respectively.

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2024:

September 30, 2024
Intangible assets:
Acquired in-place lease value	$3,526
Acquired above-market lease value	31
Accumulated amortization	(379)
Acquired lease intangible assets, net	$3,178
Intangible liabilities:
Acquired below-market lease value	$451
Accumulated amortization	(24)
Acquired lease intangible liabilities, net	$427

As of September 30, 2024, the weighted-average amortization period for the acquired in-place lease intangibles of the properties acquired during the nine months ended September 30, 2024 was 3.13 years.

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Amortization recorded as amortization expense:
Acquired in-place lease value	$374	$374
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(5)	$(5)
Acquired below-market leases	24	24
Net rental income increase	$19	$19

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2024 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2024 (remainder of year)	$378	$5	$24
2025	1,337	18	92
2026	547	4	82
2027	362	—	75
2028	203	—	60
Thereafter	324	—	94
Total	$3,151	$27	$427

Rental Revenue as a Lessor

The following table presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, and assuming no expiring leases are renewed, as of September 30, 2024:

Lease Payments
2024 (remainder of year)	$739
2025	2,554
2026	1,813
2027	1,422
2028	993
Thereafter	2,033
Total	$9,554

Note 14 – Leases

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

For the three and nine months ended September 30, 2023, total finance lease cost recorded to real estate operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Amortization of right-of-use assets	$—	$30
Interest on lease liabilities	486	1,483
Total finance lease cost	$486	$1,513

Note 15 – Subsequent Events

The Company has evaluated subsequent events through November 8, 2024, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

Foreclosure

On October 23, 2024, the Company acquired, through a non-judicial foreclosure transaction, a multifamily property located in Portland, OR. The property previously collateralized a senior loan with an outstanding balance of $29,476 and no unfunded commitment as of September 30, 2024. The loan was on nonaccrual status, and the Company had recorded an asset-specific CECL reserve of $9,884 on this loan as of September 30, 2024. The transaction was accounted for as an asset acquisition under ASC 805.

Common Stock Distributions

On October 30, 2024, the Company announced that the Board authorized distributions to stockholders of record as of October 31, 2024, payable on or about November 19, 2024 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0120	—	0.0035	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0922	$—	$0.1007	$0.1042

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024 (the “Annual Report”) and subsequent Quarterly Reports on Form 10-Q, some of which are briefly summarized below:

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

The following discussion and analysis relate to the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Recent Developments

In response to inflationary pressures, in 2022 the Federal Reserve began raising its federal funds rate target range and indicated that, due to the persistent high rate of inflation, it would continue to increase rates until a 2% inflation rate is achieved. The Federal Reserve has also been conducting monetary tightening by increasing the sale of bonds it had purchased on the open market. During the third quarter of 2023, the Federal Reserve paused its increase in interest rates to evaluate the impact that the rate increases have had on inflation. In September 2024, the Federal Reserve lowered the target range for the federal funds 50 basis points to 4-3/4 to 5 percent and indicated that an additional 50 basis point decrease may occur in the fourth quarter of 2024. We expect that the impact of these rate decreases will be positive for the commercial real estate market as the decrease in debt service cost will improve property performance.

We did not originate any new loans in 2023 or during the first nine months of 2024 as we chose to focus on maintaining our liquidity. We anticipate this to continue through the remainder of 2024. The commercial real estate lending market tightened as the Federal Reserve raised rates and lenders concerns over property performance increased. Concerns over office properties continue as tenants evaluate the amount of space they need with more employees working from home. In general, property valuations have decreased as capitalization rates for commercial real estate assets have increased with overall interest rates. We anticipate this will begin to improve as the market adjusts to the lower interest rates.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. While there has been some increase in competition for new loans in the first nine months of 2024, refinancing risk continues to be a focus. As such, for our CECL reserve, we have placed additional focus on loans with maturity dates up to nine months from the quarter end to determine if the collateral value would be sufficient to cover the outstanding loan principal balance and have recorded an asset-specific CECL reserve when necessary.

Q3 2024 Highlights

Operating Results:

•
Net loss attributable to common stockholders was $0.9 million, or $0.09 per share, during the three months ended September 30, 2024, which included $3.7 million in provision for credit losses.
•
During the third quarter of 2024, we paid an annual gross distribution rate of $1.25 per common share, which represents an annualized rate of 7.6% on our aggregate NAV of $16.4992 as of September 30, 2024. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the three months ended September 30, 2024.
•
We acquired legal title to two office properties located in Addison, TX through non-judicial foreclosure transactions. The properties were previously collateralized by a senior loan with an amortized cost basis of $24.4 million with a CECL reserve of $0.3 million at the time of the acquisition. The properties were recorded at $24.0 million based on the estimated fair value at acquisition.
•
We had $2.6 million in advances on previously originated loans and loan repayments of $6.4 million resulting in a 6.5% decrease in our loan portfolio to $640.0 million during the three months ended September 30, 2024. The decrease also includes $13.7 million related to the sale of a loan, $3.7 million of provision for credit losses and a loan transferred on foreclosure to real estate owned of $24.4 million.
•
27 out of our 30 loans were current on their contractual interest payments with no interest deferrals during the three months ended September 30, 2024.

•
As of September 30, 2024, 2 out of our 30 loans were placed on nonaccrual status. After being placed on nonaccrual status, any cash collected, including any interest payments, on such loans is applied against their principal balance.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended September 30, 2024.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of September 30, 2024 and December 31, 2023:

Floating vs. Fixed Rate Debt Investments:

September 30, 2024	December 31, 2023

All Investments by Type:

September 30, 2024	December 31, 2023

Loans by Property Type:

September 30, 2024	December 31, 2023

Loans by Region:

September 30, 2024	December 31, 2023

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our loan portfolio by property type and by region as of September 30, 2024 compared to December 31, 2023 were primarily due to sale of a loan, transfer of a loan to REO upon foreclosure, and loans that were repaid by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of September 30, 2024	As of December 31, 2023
Principal balance of first mortgage loans	$650,021	$729,380
Number of first mortgage loans	28	34
Principal balance of credit loans	$13,380	13,500
Number of credit loans	2	2
Total balance of loans	$663,401	$742,880
Total number of loans	30	36
All-in yield (1)	7.7%	8.1%
Weighted average years to maximum maturity	1.9	2.5
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of September 30, 2024.

The decrease in the size of our portfolio is primarily due to loan payoffs, foreclosure of a loan, and a sale of a loan with no new loans originated during the nine months ended September 30, 2024. The decrease in the all-in yield was primarily driven by the loans placed on nonaccrual status.

The table below presents select loan information for each of our commercial mortgage loans as of September 30, 2024:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	9.5%	4/9/23 (7)	HI	Office	67.0%	4
2	5/31/19	First mortgage	9,806	SOFR+3.25%	8.1%	12/9/24 (8)	CA	Multifamily	69.9%	3
3	6/18/19	First mortgage	46,619	SOFR+2.75%	7.6%	7/9/26	TX	Office	72.2%	3
4	8/15/19	First mortgage	7,934	SOFR+4.20%	9.0%	11/9/24 (9)	TN	Office	44.6%	4
5	9/27/19	First mortgage	13,626	SOFR+3.10%	7.9%	10/9/24 (10)	CA	Office	74.5%	3
6	10/4/19	First mortgage	22,897	SOFR+2.90%	7.7%	10/9/26	NC	Office	60.9%	4
7	2/28/20	First mortgage	9,850	SOFR+3.50%	8.3%	3/9/25	FL	Retail	77.7%	2
8	3/12/21	First mortgage	20,135	SOFR+4.00%	8.9%	12/9/24	MS	Industrial	63.5%	2
9	5/26/21	First mortgage	16,135	SOFR+3.10%	8.0%	6/9/26	NV	Multifamily	79.6%	2
10	10/8/21	First mortgage	29,476	SOFR+3.20%	(3)	5/9/24 (11)	OR	Multifamily	72.2%	5
11	10/15/21	First mortgage	24,037	SOFR+2.95%	7.9%	11/9/26	VA	Multifamily	76.7%	2
12	11/12/21	First mortgage	25,696	SOFR+2.90%	7.8%	11/9/26	TX	Multifamily	73.2%	2
13	11/16/21	First mortgage	24,581	SOFR+3.05%	8.0%	12/9/26 (12)	TX	Multifamily	73.7%	3
14	11/17/21	First mortgage	25,528	SOFR+2.85%	7.8%	12/9/26	SC	Multifamily	71.5%	3
15	12/9/21	First mortgage	39,967	SOFR+3.05%	8.0%	12/9/26	GA	Multifamily	71.7%	2
16	12/15/21	First mortgage	25,655	SOFR+3.20%	8.1%	1/9/27	OR	Multifamily	70.2%	2
17	1/14/22	First mortgage	38,933	SOFR+3.40%	8.2%	1/9/27	MO	Multifamily	80.0%	3
18	1/20/22	First mortgage	13,403	SOFR+3.65%	8.5%	2/9/27	NC	Retail	62.6%	2
19	1/26/22	First mortgage	15,496	SOFR+3.55%	8.4%	2/9/27	NJ	Industrial	63.1%	4
20	1/28/22	First mortgage	14,998	SOFR+3.30%	8.1%	2/9/27	NC	Multifamily	69.9%	2
21	2/25/22	First mortgage	30,000	SOFR+3.04%	7.9%	3/9/27	NY	Mixed Use	66.7%	2
22	3/1/22	First mortgage	29,070	SOFR+3.40%	8.2%	3/9/27	TX	Multifamily	77.7%	2
23	3/25/22	First mortgage	16,880	SOFR+3.30%	8.1%	4/9/27	FL	Industrial	69.7%	2
24	4/7/22	First mortgage	15,159	SOFR+3.25%	8.1%	4/9/27	SC	Multifamily	69.0%	2
25	4/19/22	First mortgage	20,235	SOFR+3.40%	8.2%	5/9/26	TX	Multifamily	76.3%	2
26	6/13/22	First mortgage	50,259	SOFR+3.45%	8.3%	6/9/27	TX	Multifamily	73.1%	2
27	9/1/22	First mortgage	27,905	SOFR+3.90%	8.7%	9/9/27	NC	Multifamily	63.4%	2
28	11/17/22	First mortgage	22,291	SOFR+3.90%	8.7%	12/9/27	AL	Multifamily	69.6%	3
29	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
30	10/4/19	Credit	5,880	10.00%	(3)	10/6/24 (13)	NV	Office	75.2%	5
			$663,401		7.7%				71.2%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of September 30, 2024, an 80% undivided senior interest in each of loan numbers 1, 2, and 6, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”)+2.00%, was

sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan numbers 10 and 30 are on nonaccrual basis as of September 30, 2024 and excluded from the total. Loan number 6 is paying interest at a 4.0% fixed current rate and accruing the remaining amount as payment-in-kind. The total is the weighted average of the stated yield, excluding any default interest, as of September 30, 2024. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of September 30, 2024, the weighted average SOFR floor was 0.65%.
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
(7)
The loan matured on April 9, 2023 and is currently accruing default interest. The Company is negotiating an extension to allow the borrower to obtain long-term financing. The Company expects to complete the loan extension in the fourth quarter of 2024. The property securing the loan is class A office and is 90% occupied as of September 30, 2024. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(8)
The loan matured on June 9, 2024 and the Company agreed to extend the loan maturity date until December 9, 2024. The borrower paid an extension fee, and contributed funds into reserves for interest, taxes and insurance. The borrower is currently marketing the asset for sale. Once the sale is complete, the proceeds will be used to pay-off the loan. The Company has reviewed the loan and based on the current estimated LTV does not believe the loan is impaired.
(9)
The loan matures on November 9, 2024 and the borrower has been marketing the property for sale. The Company has reviewed the loan and based on the estimated LTV recorded a $0.8 million asset-specific CECL reserve as of September 30, 2024.
(10)
The loan matured on October 9, 2024 and the Company extended the maturity for one year on October 23, 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $0.5 million asset-specific CECL reserve as of September 30, 2024.
(11)
The loan matured on May 9, 2024. The Company was unable to negotiate an additional loan extension or pay-off with the sponsor. The loan was on nonaccrual status and based on the estimated LTV, the Company recorded a $9.9 million asset-specific CECL reserve as of September 30, 2024. On October 23, 2024, the Company acquired the legal title to the underlying property through a non-judicial foreclosure transaction.
(12)
The loan matures on December 9, 2024 and the borrower is looking to exercise its first option to extend the loan for one year. The Company has reviewed the loan and based on the estimated LTV recorded a $1.6 million asset-specific CECL reserve as of September 30, 2024.
(13)
The loan has no unfunded commitment and matured on October 6, 2024. The borrower is current on all debt service payments. The property is occupied by a single tenant that is possibly exiting the property at the end of its lease. The Company has negotiated with the borrower a possible repayment at an amount less than the outstanding balance. The Company has recorded a $4.0 million asset-specific CECL reserve on this loan as of September 30, 2024. The loan was placed on nonaccrual status effective July 1, 2024.

The following table allocates the loan principal balance and the net loan exposure based on our internal risk ratings as of September 30, 2024:

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	17	386,884	384,013
3	7	181,384	169,347
4	4	59,777	27,726
5	2	35,356	21,472
Total	30	$663,401	$602,558
Add: Unamortized (fees)/costs, net		$633
Less: Allowance for credit losses		(24,049)
Commercial mortgage loans at cost, net		$639,985

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

We entered into master repurchase agreements to fund our loan portfolio. As of September 30, 2024 and December 31, 2023, we had total borrowings of $418,765 (which is net of $0 unamortized debt issuance costs) and $457,438 (which is net of $0 of unamortized debt issuance costs), respectively. During the nine months ended September 30, 2024 and the year ended December 31, 2023, we had weighted average borrowings of $472,163 and $562,396 and weighted average borrowing costs of 7.8% and 7.4%, respectively.

Real Property

On July 2, 2024, we acquired legal title to two office properties located in Addison, TX through non-judicial foreclosure transactions. The properties were previously collateralized by a senior loan with an amortized cost basis of $24,411 that was risk rated 5 with a CECL reserve of $281 at the time of the acquisitions. The acquisitions were accounted for as asset acquisitions under ASC Topic 805, Business Combinations, and we intend to hold these properties as real estate held for use with the intent to eventually sell when the market improves. The properties were recorded on our consolidated balance sheet at $24,035 based on the estimated fair value at acquisition. The fair market value estimate was determined based on appraisals performed by an independent third-party appraiser. The acquisitions resulted in a CECL reserve charge-off of $855 during the three months ended September 30, 2024.

The following table shows selected data for our REO in our portfolio as of September 30, 2024:

Property	Property Type	Location	Rentable Square Feet	% Leased
REO 1	Office	Addison, TX	141,180	79.5%
REO 2	Office	Addison, TX	100,359	73.7%
Total:			241,539	77.1%

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Three months ended September 30,
	2024			2023
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$677,217	$14,260	8.2%	$770,170	$17,256	8.8%
Total/Weighted Average	$677,217	$14,260	8.2%	$770,170	$17,256	8.8%
Interest-bearing liabilities:
Repurchase agreements— commercial mortgage loans	$419,901	$8,269	7.7%	$473,668	$9,267	7.7%
Credit facility—loans	—	—	—	18,380	435	9.3%
Loan participations sold, net	36,714	856	9.1%	60,358	1,107	7.2%
Total/Weighted Average	$456,615	$9,125	7.8%	$552,406	$10,809	7.7%
Net interest income/spread		$5,135	0.4%		$6,447	1.1%
Average leverage % (5)		207.0%		253.7%
Weighted average levered yield (6)			9.1%			11.6%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $500 and $172 for the three months ended September 30, 2024 and 2023, respectively, related to bank deposits not included in the loan portfolio. Interest expense excludes $360 of participation payments related to the REO.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to loan maturities and foreclosure. The change in the weighted average levered yield was primarily due to the loans that were placed on nonaccrual status.

Revenue from Real Estate

Our revenue from real estate during the three months ended September 30, 2024 and 2023 was $1,274 and $4,472, respectively. The decrease in revenue was primarily due to the sale of the Renaissance O’Hare in September 2023, partially offset by an increase in revenue due to the acquisition of two properties in July 2024.

Net Operating Expenses

Net operating expenses for the three months ended September 30, 2024 and 2023 consisted of the following:

	Three months ended September 30,
	2024	2023
Advisory fee	$797	$821
Amortization of debt finance costs	350	579
Directors compensation	20	21
Professional service fees	255	106
Real estate operating expenses	721	3,625
Depreciation and amortization	656	—
Other expenses	410	415
Net operating expenses	$3,209	$5,567

Net operating expenses for the three months ended September 30, 2024 and 2023 were $3,209 and $5,567, respectively. The primary driver of the decrease in net operating expenses was the sale of Renaissance O’Hare in September 2023.

Net Income

For the three months ended September 30, 2024 and 2023, our net income was $615 and $4,992, respectively. The decrease in net income was primarily due to a decrease in net interest income caused by the loans on nonaccrual status and a larger provision for credit losses in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Nine months ended September 30,
	2024			2023
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$701,907	$43,135	8.1%	$798,391	$51,249	8.5%
Total/Weighted Average	$701,907	$43,135	8.1%	$798,391	$51,249	8.5%
Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$429,738	$25,299	7.7%	$476,021	$26,457	7.3%
Credit facility—loans	5,131	345	8.8%	18,380	1,193	8.6%
Loan participations sold, net	37,294	2,313	8.1%	75,541	4,096	7.2%
Total/Weighted Average	$472,163	$27,957	7.8%	$569,942	$31,746	7.3%
Net interest income/spread		$15,178	0.3%		$19,503	1.1%
Average leverage % (5)		205.5%		249.5%
Weighted average levered yield (6)			8.7%			11.3%
(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $1,720 and $365 for the nine months ended September 30, 2024 and 2023, respectively, related to bank deposits not included in the loan portfolio. Interest expense excludes $360 of participation payments related to the REO.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to loan maturities and foreclosure. The change in the weighted average levered yield was primarily due to the loans that were placed on nonaccrual status.

Revenue from Real Estate

Our revenue from real estate during the nine months ended September 30, 2024 and 2023 was $1,274 and $12,719, respectively. The decrease in revenue was primarily due to the sale of the Renaissance O’Hare in September 2023, partially offset by an increase in revenue due to the acquisition of two properties in July 2024.

Net Operating Expenses

Net operating expenses for the nine months ended September 30, 2024 and 2023 consisted of the following:

	Nine months ended September 30,
	2024	2023
Advisory fee	$2,401	$2,563
Amortization of debt finance costs	1,122	1,457
Directors compensation	59	61
Professional service fees	748	483
Real estate operating expenses	721	11,535
Provision for asset impairment	—	6,934
Depreciation and amortization	656	514
Other expenses	1,125	1,243
Net operating expenses	$6,832	$24,790

Net operating expenses for the nine months ended September 30, 2024 and 2023 were $6,832 and $24,790, respectively. The primary driver of the decrease in net operating expenses was the sale of Renaissance O’Hare in September 2023.

Net Income

For the nine months ended September 30, 2024 and 2023, our net income (loss) was $9,004 and $(5,722), respectively. The increase in net income was primarily due to the loss on the sale of the Renaissance O’Hare recognized in 2023 and a comparatively larger provision for credit losses recognized in the nine months ending September 30, 2023.

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

Our FFO and MFFO are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to common stockholders	$(880)	$3,497	$4,518	$(10,187)
Depreciation and amortization	656	—	656	514
Provision for asset impairment	—	—	—	6,934
Gain on sale of real estate	—	(206)	—	(206)
Funds from operations (FFO) attributable to common stockholders	$(224)	$3,291	$5,174	$(2,945)

Amortization of debt financing costs	$350	$579	$1,122	$1,457
Non-cash adjustment for ground lease	—	84	—	305
Provision for credit losses	3,654	738	2,905	13,703
Amortization of acquired lease intangibles, net	(19)	—	(19)	—
Straight-line expense, net	(55)	—	(55)	—
Realized gain on sale of commercial loan	(929)	—	(929)	—
Adjustment for gain on repurchase and retirement of preferred stock	—	—	—	(21)
Modified funds from operations (MFFO) attributable to common stockholders	$2,777	$4,692	$8,198	$12,499

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

The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of September 30, 2024 ($ and shares in thousands):

Components of NAV	As of September 30, 2024
Commercial mortgage loans	$647,280
Real estate owned	24,035
Cash and cash equivalents and restricted cash	58,821
Other assets	5,992
Repurchase agreements - commercial mortgage loans	(418,765)
Loan participations sold	(56,322)
Due to related parties	(1,541)
Distributions payable	(1,051)
Interest payable	(2,412)
Accrued stockholder servicing fees (1)	(229)
Other liabilities	(1,638)
Preferred stock	(87,231)
Net asset value attributable to common stock	166,939
Number of outstanding common shares	10,118

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of September 30, 2024, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of September 30, 2024, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of September 30, 2024 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$141,186	$12,336	$4,827	$—	$794	$7,789	$166,939
Number of outstanding shares	8,563	746	290	—	48	471	10,118
NAV per share as of September 30, 2024	$16.4883	$16.5389	$16.6247	$—	$16.5422	$16.5380	$16.4992

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of September 30, 2024
Stockholders’ equity per GAAP	$245,554
Adjustments:
Unamortized stockholder servicing fee and other expenses	431
Unamortized offering costs	168
Real estate owned non-cash adjustments	583
Credit losses reserve adjustment	7,434
Net asset value	$254,170
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	1,383
Net asset value attributable to common stock	$166,939

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

Our primary sources of liquidity include $58.8 million in cash, $247 million in available capacity on our borrowing facilities, and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point. We may seek additional sources of liquidity from syndicated financing in the form of collateralized loan obligations, sale of loan participations, other borrowings, including additional repurchase agreement facilities and borrowings not related to a specific investment and future offerings of equity and debt securities.

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

Cash Flow Analysis

	Nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$13,402	$12,326
Net cash provided by investing activities	55,812	70,468
Net cash used in financing activities	(64,536)	(58,535)
Net increase in cash and cash equivalents	$4,678	$24,259

We experienced a net increase in cash and cash equivalents of $4,678 for the nine months ended September 30, 2024 compared to a net increase of $24,259 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we funded

$8,006 in mortgage loans, received $49,845 in principal payments from our loans, paid down $48,171, which is net of draws of $8,202, on our borrowing facilities, and paid distributions of $13,937.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business has grown, we have increased the borrowing limit and extended the maturity. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility for current loans accrue interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. We paid off the outstanding balance on the Atlas Repo Facility in May 2023 and had no outstanding balance as of September 30, 2024. As there was no outstanding balance on the Atlas Repo Facility, we were not subject to any financial covenants.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2024, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of September 30, 2024 and December 31, 2023.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the Atlas Repo Facility and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750 until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. We paid off the outstanding balance on the WA Credit Facility in May 2024 and had no outstanding balance as of September 30, 2024. As there were no borrowings outstanding, we were not subject to any financial covenants.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of September 30, 2024 and December 31, 2023:

September 30, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity

Atlas Repo Facility	$100,000	$—	$—	$—	—	404
JPM Repo Facility	526,076	418,765	1,123	574,392	7.43%	1,314
Total Repurchase Facilities — commercial mortgage loans	626,076	418,765	1,123	574,392	7.43%	1,314
WA Credit Facility	40,000	—	—	—	—	161
	$666,076	$418,765	$1,123	$574,392	7.43%	1,314

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	678
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Total Repurchase Facilities — commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34% (2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565

(1)
Excludes $0 of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023.
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

On July 2, 2024, we acquired legal title to two office properties through non-judicial foreclosure transactions. The underlying loan was subject to the loan participation agreement. Upon foreclosure, we are still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the calculated monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of past interest due first and then as a reduction of the principal. If the calculated monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable.

The following table details our loan participations sold as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	3	$46,153	$46,074	SOFR+3.5%	n/a	1.02
Senior participations (3) (5)	4	$56,322	$56,322	SOFR+2.0%	n/a	1.02

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,532	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of September 30, 2024 and December 31, 2023, the loan participations sold were non-recourse to us.
(3)
During the nine months ended September 30, 2024 and 2023, we recorded $2,673 and $4,096 of interest expense related to loan participations sold, respectively.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement.
(5)
Includes participation interest related to the foreclosed properties described above.

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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 30, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through September 30, 2024, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2023.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31,2023	$0.1001	$0.0903
April 30,2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 30, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2023.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2023	$1.6875	$0.421875
June 15, 2023	$1.6875	$0.421875
September 15, 2023	$1.6875	$0.421875
December 15, 2023	$1.6875	$0.421875
March 15, 2024	$1.6875	$0.421875
June 15, 2024	$1.6875	$0.421875
September 15, 2024	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Nine months ended September 30,
	2024	2023
Distributions to Holders of Common Stock
Paid in cash	$9,451	$9,358
Reinvested in shares	—	85
Total distributions	$9,451	$9,443
Net cash provided by operating activities	$13,402	$12,326

During the nine months ended September 30, 2024 and 2023, 100% of our distributions were paid from cash flows from operating activities generated during the period.

Critical Accounting Policies

There have been no material changes to our critical accounting policies set forth in our Annual Report on Form 10-K under the heading “Summary of Critical Accounting Policies and Estimates”.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 8 – Commitments and Contingencies.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the nine months ended September 30, 2024 and 2023, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both September 30, 2024 and December 31, 2023, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2023 to September 30, 2024 was primarily due to the changes in the portfolio relating to payoffs, paydowns and draws.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2024	December 31, 2023
(-) 50 Basis Points	(4.35)%	(4.18)%
(-) 25 Basis Points	(2.18)%	(2.09)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.18%	2.09%
(+) 50 Basis Points	4.35%	4.18%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On September 12, 2024, we issued a total of 1,812 shares of restricted stock to our independent directors for their service as such. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

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

As of September 30, 2024, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

(1)
Excludes company-level offering costs of $6,436.

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

As of September 30, 2024, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

During the nine months ended September 30, 2024, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the nine months ended September 30, 2024, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date:	November 8, 2024

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 8, 2024