Form 10-K
period 2024-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2025-03-14
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

There is no established market for the registrant’s shares of common stock. As of March 13, 2025, the Registrant had 10,117,998 shares of common stock outstanding, consisting of: 8,562,777 shares of Class P common stock, 745,881 shares of Class A common stock, 290,345 shares of Class T common stock, 48,015 shares of Class D common stock, 470,980 shares of Class I common stock and no shares of Class S common stock.

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

Risks Related to an Investment in Our Company

•
There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our share repurchase plan (“SRP”), which is currently suspended. Even if stockholders are able to sell their shares to us, they may receive less than the price they paid.
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

Risks Related to Our Investments

•
The commercial real estate (“CRE”) debt we originate and may invest in and mortgage loans underlying the CRE securities we may invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
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
•
We have in the past and may in the future foreclose on certain of the loans we originate or acquire, which could result in losses that negatively impact our results of operations and financial condition.

•
As an owner of real estate through foreclosure or otherwise, we are subject to risks inherent in the ownership and operation of real estate and development of real estate.
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

Risks Related to Conflicts of Interest

•
The Sub-Advisor may face a conflict of interest with respect to the allocation of investment opportunities and competition for borrowers between us and other real estate programs affiliated with Sound Point.
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

PART I

Item 1. Business.

General Development of the Business

InPoint Commercial Real Estate Income, Inc. (the “Company”, “we,” “our” or “us”) holds a diversified portfolio of CRE investments primarily comprised of CRE debt, including (a) primarily floating rate first mortgage loans, and (b) subordinate mortgage and mezzanine loans. We may also invest in participations in loans secured by CRE, floating rate CRE securities, such as CMBS, senior unsecured debt of publicly traded real estate investment trusts (“REITs”) and select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the limited partner interests in the Operating Partnership. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We are not a mutual fund and do not intend to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

In connection with the Preferred Stock Offering, Regulation M under the Securities Exchange Act of 1934, as amended, prohibited us from selling our shares of common stock in our primary portion of our IPO and repurchasing our shares of common stock through our SRP during the applicable restricted period. After careful consideration of the regulatory requirements, the Board unanimously approved the temporary suspension of the sale of our shares of common stock in the primary portion of our IPO and the operation of our SRP in September 2021.

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

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, the Board approved the suspension of the SRP. In connection with such suspension, the Board also approved the suspension of the sale of shares in the primary portion of the Second Public Offering (the “Primary Offering”) and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Primary Offering, the SRP, and the DRP currently remain suspended. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

We are currently focusing on positioning the portfolio to pursue a potential future strategic alternative when capital market conditions have improved, in order to maximize stockholder value and potentially provide our investors with access to some level of liquidity. There is no assurance that the Company will be able to successfully implement any strategic plan. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors. We will provide updates as the Company considers appropriate or as required under applicable law.

As of March 13, 2025, we had issued 794,715 Class A shares, 464,881 Class T shares, 53,815 Class D shares and 489,069 Class I shares in the Public Offerings, resulting in gross proceeds of $44.9 million, including proceeds from the DRP. As of March 13, 2025, $2.198 billion of common stock remained available to be sold in the Second Public Offering.

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

We reserve the right to amend, suspend or terminate our DRP without the consent of our stockholders, provided that notice is sent to participants at least ten business days prior to the effective date. Participants may terminate their participation in the DRP with five business days’ prior written notice to us. As noted above, our DRP is currently suspended.

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

As noted above, our SRP is currently suspended.

Investment Portfolio

Our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of the underlying collateral securing the CRE debt and CRE securities. We intend that the real estate underlying our CRE debt and CRE securities investments, as well as CRE equity investments we may make, will be located within the United States and diversified by property type, geographic location, owner/operator and tenant. As of December 31, 2024 and 2023, our investment portfolio consisted of $549.2 million and $722.0 million, respectively, in commercial mortgage loans held for investment. During the year ended December 31, 2024, we acquired two office properties, one located in Addison, Texas, and the other located in Irving, Texas, and one multifamily property located in Portland, Oregon through non-judicial foreclosure transactions. On September 28, 2023, we sold the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) property, a 362-room hotel located in Chicago, Illinois, which we had acquired via deed-in-lieu-of-foreclosure on August 20, 2020, from the borrower under one of our first mortgage loans.

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

Our accumulated deficit as of December 31, 2024 and 2023 was $95.0 million and $89.0 million, respectively. We may continue to have an accumulated deficit in the future.

There is no public trading market for shares of our common stock; therefore, our stockholders’ ability to dispose of their shares will likely be limited to repurchase by us through our SRP, which is currently suspended. Even if stockholders are able to sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will develop without a listing of our shares on an exchange. Therefore, repurchase of shares by us pursuant to our SRP has been the only way for our stockholders to dispose of their shares, and our SRP is currently suspended.

If our SRP is reinstated, or if a stockholder is otherwise able to have their shares redeemed, such stockholders should be aware that our SRP contains significant restrictions and limitations. Specifically, the total amount of aggregate repurchases is subject to the limits set forth in the SRP (2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar quarter). When our SRP is in effect, our stockholders who have held their shares for at least one year have the opportunity to request that we repurchase their shares on a monthly basis. We repurchase shares from requesting stockholders who have held their shares for at least one year on a monthly basis at a price equal to our most recently determined NAV per share for the applicable class of share on the date the repurchase request is processed, and not based on the price at which the stockholder initially purchased his or her shares. As a result, our stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our repurchase program.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, inflation, tariffs, disruptions in the labor market (including labor shortages and unemployment) and the current military conflicts in Ukraine and in the Middle East, could cause our stockholders to seek to sell their shares to us pursuant to our SRP at a time when such events are adversely affecting the performance of our assets. Our SRP is currently suspended. If we decide to satisfy all repurchase requests within the limits of our SRP, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

We have paid and may continue to pay distributions from sources other than our earnings and cash flow from operations, including, without limitation, the sale of assets, borrowings, repayment of real estate debt investments, return of capital, offering proceeds and advances or the deferral of fees and expense reimbursements, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient earnings and cash flow from operations to fully fund distributions to stockholders. Therefore, we have and may again choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of the Public Offerings, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. We have funded distributions, in part, using offering proceeds and, in the future, we may again pay distributions from sources other than earnings and cash flow from operations. During the year ended December 31, 2024, we did not use offering proceeds to pay distributions.

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

Our Second Public Offering was being made on a “best efforts” basis, meaning that the Dealer Manager and broker-dealers participating in the distribution of shares in our Second Public Offering (“participating broker-dealers”) were only required to use their best efforts to sell our shares and had no firm commitment or obligation to purchase any shares of our common stock in our Public Offerings. Our Second Public Offering is currently suspended. As of March 13, 2025, we had received and accepted investors’ subscriptions for and issued 794,715 Class A shares, 464,881 Class T shares, 53,815 Class D shares and 489,069 Class I shares in the IPO and Second Public Offering, resulting in gross proceeds of $44.9 million, including proceeds from the DRP. If we are unable to raise future equity capital, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we were able to raise substantial funds in our Second Public Offering. Our inability to raise future equity capital would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to our stockholders.

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

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the future, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may reduce our ability to raise capital in the future, which would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

The Sub-Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to pay distributions and lower the overall return on our stockholders’ investment.

We rely upon the Sub-Advisor to identify suitable investments. The investment professionals of the Sub-Advisor must determine which investment opportunities to recommend to us and to existing and future investment vehicles which are affiliated with Sound Point CRE, the parent of the Sub-Advisor. The Sub-Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our investment objectives. If we, through the Sub-Advisor, are unable to find suitable investments promptly, we may hold cash from any source, such as payoffs of our mortgage loans, in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees and expenses in connection with the Public Offerings and distributions. Therefore, delays in investing proceeds we raise from the Public Offerings or other large amounts of cash received could impact our ability to generate cash flow for distributions or to achieve our investment objectives.

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

We rely on our Advisor’s information technology systems to be able to monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives, and, in connection with our use of these systems, we rely on the cybersecurity strategy and policies implemented by Inland. Any disruptions in these systems or the failure of these systems to operate as expected could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We cannot guarantee that disruptions will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.

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

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely affect our business, operations, results of operations and profitability.

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

Our CRE debt and securities investments are subject to the risks typically associated with CRE, including:

•
local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, virus outbreaks and pandemics, war and military conflicts (including volatility as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East), a sovereign debt crisis, inflation and other factors;
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

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in, sell, and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. In addition, Russia’s invasion of Ukraine and tensions in the Middle East may disrupt energy prices and the movement of goods in Europe and the Middle East, which can impact energy costs and inflation. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally. Additionally, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, including due to tariffs and other changes to trade policy in the U.S. and other jurisdictions as well as war or other hostilities, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

Furthermore, severe public health events, such as those caused by the COVID-19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control. In addition, we may be materially and adversely affected because of many related factors outside our control, including the effectiveness of governmental responses to a severe public health event, pandemic or epidemic, the extension, amendment or withdrawal of any programs or initiatives established by governments and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

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

The CRE debt we originate and may invest in and mortgage loans underlying the CRE securities we may invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

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

In a challenging economic environment, we may experience an increase in provisions for credit losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. In determining the adequacy of our provisions for credit losses and asset impairment charges, we rely on our experience and our evaluation of economic conditions and market factors. If our assumptions prove to be incorrect, these provisions may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provisions for credit losses and asset impairment charges. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

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

We have in the past and may in the future foreclose on certain of the loans we originate or acquire, which could result in losses that negatively impact our results of operations and financial condition.

We have in the past and may in the future find it necessary or desirable to foreclose on certain of the loans we originate or acquire. In particular, as of December 31, 2024, the Company had taken legal title to two office properties located in Texas through non-judicial foreclosure transactions and one multifamily property located in Oregon through a non-judicial foreclosure transaction.

The foreclosure process may be lengthy and expensive. When we foreclose on an asset, we take title to the property securing that asset, and then own and operate such property as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Whether or not we have participated in the negotiation of the terms of any such loans, there can be no assurance as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying or even preventing the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

We are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of an increased prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), acts of God, terrorist attacks, war, pandemics or other public health events (such as COVID-19), and other events that are beyond our control, and various uninsured or uninsurable risks. Because landlord claims for future rent are capped under the U.S. Bankruptcy Code, tenants in our properties may be incentivized to enter bankruptcy proceedings for the purpose of rejecting leases at our properties and reducing liability thereunder. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. In addition, if we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, we will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Further, ownership of real estate may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of real estate may create liabilities that did not exist at the time we became the owner of such real estate. Even in cases where we are indemnified against certain liabilities arising out of violations of laws and regulations, including environmental laws and regulations, there can be no assurance as to the financial viability of a third party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.

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

Tenant defaults may have a material adverse effect on our property holdings.

We own two office properties in Texas and one multifamily property in Oregon that we recently acquired through foreclosure. We now receive revenues and income from rental income from these properties. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their rental payments or other lease obligations. Rental payment defaults, including those caused by the current economic climate or tenant liquidity limitations resulting from adverse developments affecting our tenants, could have an impact on our results of operations.

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

Our real estate portfolio includes two office assets we recently acquired through foreclosure, which have generally experienced a decrease in demand and value. Office assets may experience a further decrease in demand and value and such decrease in demand could have a material adverse effect on us. Further, our ability to sell any of our office assets may be limited in the current economic climate.

Our real estate portfolio includes two office assets we recently acquired through foreclosure, which have generally experienced a decrease in occupancy and value. Current economic conditions could lead our office tenants electing not to renew their leases, or to renew their leases for less space than they currently occupy, which could further increase vacancy rates and decrease rental income. Remote and hybrid work practices are likely to continue in a post-pandemic environment. As a result of the increased bargaining power of tenants, we may be required to spend increased amounts for property improvements. Additionally, if substantial office space reconfiguration is required, it may be more attractive for our tenants to pursue relocating to other office space than renewing their leases and renovating their existing space, which could have a material adverse effect on us.

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

Our real estate portfolio includes one multifamily asset we recently acquired through foreclosure. Accordingly, our revenues from such asset will be significantly influenced by demand for multifamily housing generally, and a decrease in such demand would likely have an adverse effect on our revenues.

Our real estate portfolio includes one multifamily asset we recently acquired through foreclosure. Accordingly, we are subject to risks inherent in investments in the multifamily industry. A decrease in the demand for multifamily housing would likely have an adverse effect on our rental revenues. Demand for multifamily housing has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing multifamily housing properties in an area. To the extent that any of these conditions occur, they are likely to affect demand and market rents for multifamily housing, which could cause a decrease in our rental revenue. Further, the underlying value of our multifamily asset depends upon the ability of the residents of such property to generate enough income to pay their rents in a timely manner, and the success of our investment will depend upon the occupancy levels, rental income, and operating expenses of such property. Residents’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases, and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make rental payments. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment.

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

Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. In light of elevated inflation, the U.S. Federal Reserve increased interest rates numerous times in recent years, which increased, and could continue to increase, our borrowers’ interest payments. Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. A slower-than-expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuations. Such factors are even more challenging in the traditional office market, where more troubled assets are likely to emerge, as well as other properties with long-term leases that do not provide for short-term rent increases. Interest rate increases also have had and may in the future have adverse effects on commercial real estate property values, and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

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

The financial performance of our fixed-rate investments is influenced by changes in interest rates, in particular, as such changes may affect any CRE securities, floating-rate borrowings, or CRE debt, to the extent such debt does not float as a result of floors or otherwise, we may hold. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, acquire or originate CRE debt at attractive prices and enter into hedging transactions. Also, if market interest rates increase, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.

Interest rate changes may also impact our net book value as any CRE securities and hedge derivatives we may hold would be recorded at fair value each month. Generally, as interest rates increase, the value of our fixed-rate securities decreases, which will decrease the book value of our equity.

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on any CRE securities we may hold and therefore their value. For instance, increasing interest rates would reduce the value of the fixed-rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed-rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on any CRE securities we may hold and on and our financial position and operations as a change in interest rates generally.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to our stockholders or that prohibit us from discontinuing insurance coverage or modifying any provision of any purchase agreement or servicing agreement, as defined therein. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.

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

Our distribution policy is subject to change, and we may not pay distributions in the future.

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

Future distribution levels are subject to adjustment based upon any one or more of the risk factors described in this Annual Report on Form 10-K or any subsequent periodic reports, as well as other factors that our Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. The amount of distributions we may pay in the future is not certain.

On March 24, 2020, our Board suspended the payment of distributions to our stockholders after considering various factors, including the impact of the COVID-19 pandemic on the economy and the inability to accurately calculate our NAV. On July 30, 2020, our Board began authorizing monthly distributions again consistent with its practice prior to the pandemic, but our Board may determine to formally suspend, reduce or modify our distributions in the future.

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

Risks Related to Conflicts of Interest

The Sub-Advisor may face a conflict of interest with respect to the allocation of investment opportunities and competition for borrowers between us and other real estate programs affiliated with Sound Point.

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

With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be primarily engaged in the non-investment company businesses of the Operating Partnership and its wholly-owned or majority-owned subsidiaries, each of which will rely on an exception from registration under the Investment Company Act. With respect to Section 3(a)(1)(C), we expect that most of the entities through which we own assets will be wholly-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, thus, we do not expect to own a significant amount of “investment securities”.

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

Any CRE debt and securities investments we may hold may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying any CRE securities we may hold may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, if a loan is secured by real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test although it may nevertheless be qualifying income for purposes of the 95% gross income test. A portion of the loan may also be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer.

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

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Advisor, Dealer Manager and service providers (including the transfer agent), tenants, borrowers, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 20 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Advisor’s management, and our Board and Audit Committee, as appropriate.

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

Our Series A Preferred Stock is listed on the New York Stock Exchange with the ticker symbol ICR PR A.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our Board. Our NAV per share, which is updated as of the last calendar day of each month, is posted on our website at www.inland-investments.com/inpoint. Our Advisor is ultimately responsible for determining our NAV. The calculation of our NAV is reviewed by our independent valuation advisor, BDO USA, P.C.

Our total net asset value attributable to common stock presented in the following table includes the NAV of our Class A, Class T, Class S, Class D, and Class I common stock sold in our offering, as well as our Class P common stock, which is not being sold in our offering. The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of December 31, 2024, ($ and shares in thousands, except per share data):

Components of NAV	As of December 31, 2024
Commercial mortgage loans	$555,852
Real estate owned	43,627
Cash and cash equivalents and restricted cash	64,549
Other assets	5,251
Repurchase agreements - commercial mortgage loans	(360,677)
Loan participations sold	(48,524)
Due to related parties	(1,407)
Distributions payable	(1,051)
Interest payable	(2,349)
Accrued stockholder servicing fees (1)	(237)
Other liabilities	(2,180)
Preferred stock	(87,411)
Net asset value attributable to common stock	$165,443
Number of outstanding common shares	10,118
____________

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of December 31, 2024, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of December 31, 2024, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of December 31, 2024 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S (1)	Class D	Class I	Total
Monthly NAV	$139,914	$12,226	$4,787	$—	$787	$7,720	$165,443
Number of outstanding shares	8,563	746	290	—	48	471	10,118
NAV per share as of December 31, 2024	$16.3398	$16.3909	$16.4877	$—	$16.3992	$16.3912	$16.3513

(1)
As of December 31, 2024, we had not sold any Class S shares in our offering.

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of December 31, 2024
Stockholders’ equity per GAAP	$244,579
Adjustments:
Unamortized stockholder servicing fee and other expenses	419
Real estate owned non-cash adjustments	1,080
Credit losses reserve - non-specific portion	6,775
Net asset value	$252,853
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	1,204
Net asset value attributable to common stock	$165,443

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

Stockholders

As of March 13, 2025, there were 2,446 holders of Class P, 262 holders of Class A, 137 holders of Class T, 11 holders of Class D, 156 holders of Class I and no holders of Class S common stock.

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

With each stock grant, we award each of our independent directors an equal number of shares. The table below summarizes total stock grants we made at each grant date as of December 31, 2024 with a vesting date after January 1, 2022 ($ in thousands except for per share data).

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

As of December 31, 2024, we have granted 11,534 restricted shares of which 8,063 have vested and none were forfeited. During the years ended December 31, 2024, 2023 and 2022, compensation expense associated with the restricted shares issued to the independent directors was $30, $31 and $32, respectively.

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

The offering price for each class of our common stock was determined monthly and was made available on our website and in prospectus supplement filings. As of December 31, 2024, we received net offering proceeds of $42.8 million from the Public Offerings. We primarily used the net offering proceeds from the Public Offerings to originate CRE loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands except for per share data):

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

Share Repurchase Plan

We have adopted an SRP, effective May 3, 2019 (currently suspended), whereby on a monthly basis, stockholders who have held our shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our Board modifies, suspends or terminates the SRP.

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

Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, our Board suspended the SRP.

During the year ended December 31, 2024, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event.

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which we were permitted to repurchase up to the lesser of 1,000,000 shares or $15 million of the outstanding shares of our Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of our Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. On January 30, 2023, our Board terminated the Series A Preferred Repurchase Program.

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
•
There is no current public trading market for our common stock, and we do not expect that such a market will develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares, and our SRP is currently suspended;
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

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of CRE investments primarily comprised of CRE debt, including primarily floating-rate first mortgage loans and fixed rate mezzanine loans. We may also invest in participations in CRE debt, floating-rate CRE securities such as CMBS, senior unsecured debt of publicly traded REITs and select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. We are externally managed by our Advisor, an indirect subsidiary of IREIC. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

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

Recent Developments

The CRE and CRE debt markets were under pressure during 2023 and 2024 primarily due to the Federal Reserve’s monetary tightening policy. As the inflationary pressures eased, the Federal Reserve began lowering the interest rate in the second half of 2024 but signaled a pause to allow them to evaluate the impact of the implemented rate reductions. With the rate reductions, we observed the CRE debt market activity increasing in the fourth quarter with spreads tightening and more collateralized loan obligations entering the market. We believe the Federal Reserve will hold rates at current levels through at least the first half of 2025 and that the CRE debt markets will continue to be competitive which may improve the refinance market.

We did not originate any new loans during 2024 as we focused on maintaining our liquidity with several of our loans approaching maturity. During 2024, we had 8 loans with an outstanding balance of $110.9 million pay-off in full, refinanced one loan with an outstanding balance of $23.1 million, sold one loan at par with an outstanding balance of $12.7 million and funded $10.2 million on existing loans. We also foreclosed on two loans with an outstanding principal balance of $53.9 million resulting in the acquisition of three properties. During 2025, we will continue to focus on extending or restructuring our maturing loans with an emphasis on obtaining principal reductions.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. Our primary focus continues to be on refinance risk and our CECL reserve will place emphasis on loans with maturity dates nine months forward from the reporting date.

Company Update – Strategic Plan

We are currently focusing on positioning the portfolio to pursue a potential future strategic alternative when capital market conditions have improved, in order to maximize stockholder value and potentially provide our investors with access to some level of liquidity. There is no assurance that the Company will be able to successfully implement any strategic plan. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors. We will provide updates as the Company considers appropriate or as required under applicable law.

2024 Highlights

Operating Results:

•
Net income attributable to common stockholders was $6.7 million, or $0.66 per share during the year ended December 31, 2024, which included $2.3 million in provision for credit losses.
•
We declared gross distributions of $1.25 per common share during the year ended December 31, 2024, which represents an annualized rate of 7.6% on our aggregate NAV of $16.3513 as of December 31, 2024. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the year ended December 31, 2024.
•
On July 2, 2024, we acquired legal title to two office properties, one located in Addison, TX, and the other located in Irving, TX, through non-judicial foreclosure transactions. The properties previously collateralized a senior loan with an amortized cost basis of $24.4 million with a CECL reserve of $0.3 million at the time of the acquisition. The properties were recorded at $24.0 million based on the estimated fair value at acquisition.
•
On October 23, 2024, we acquired legal title to a multifamily property located in Portland, OR through a non-judicial foreclosure transaction. The property previously collateralized a senior loan with an amortized cost basis of $29.5 million with a CECL reserve of $9.9 million at the time of the acquisition. The property was recorded at $19.6 million based on the estimated fair value at acquisition.
•
We had $10.2 million in advances on previously originated loans and loan repayments of $123.8 million resulting in a 24% decrease in our loan portfolio to $549.2 million during the year ended December 31, 2024. The decrease also includes $12.7 million related to the sale of a loan, $2.5 million of provision for credit losses and two loans transferred on foreclosure to real estate owned of $53.9 million.

•
24 out of our 25 loans were current on their contractual interest payments with no interest deferrals during the year ended December 31, 2024.
•
As of December 31, 2024, 1 out of our 25 loans was on nonaccrual status. After being placed on nonaccrual status, any cash collected, including any interest payments, on such loans is applied against their principal balance.

Capital Markets and Financing Activity:

•
We had net repayments of $96.8 million and $9.5 million on our repurchase agreements and line of credit, respectively, and principal repayments of loan participations of $8.9 million during the year ended December 31, 2024.
•
During 2024, we paid a total of $18.6 million in distributions to common and preferred stockholders.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of December 31, 2024 and 2023.

Floating Vs. Fixed Rate Debt Investments:

December 31, 2024	December 31, 2023

All Investments by Type:

December 31, 2024	December 31, 2023

Loans by Property Type:

December 31, 2024	December 31, 2023

Loans by Region:

December 31, 2024	December 31, 2023

An investment’s region is defined according to the below map based on the location of underlying property.

Commercial Mortgage Loans Held for Investment

	As of December 31, 2024	As of December 31, 2023
Principal balance of first mortgage loans	$549,303	$729,380
Number of first mortgage loans	23	34
Principal balance of credit loans	$13,380	$13,500
Number of credit loans	2	2
Total balance of loans	$562,683	$742,880
Total number of loans	25	36
All-in yield (1)	7.6%	8.1%
Weighted average years to maximum maturity	1.8	2.5
____________

(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of December 31, 2024.

The decrease in the size of our portfolio is primarily due to loan payoffs, foreclosure of two loans, and a sale of a loan with no new loans originated during the year ended December 31, 2024. The change in the all-in yield was primarily driven by a decrease in the SOFR rate.

The tables below present select loan information for each of our commercial mortgage loans as of:

December 31, 2024

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(4)	All-in Yield (2)(4)	Maximum Maturity (5)	State	Property Type	LTV (6)	Risk Rating (7)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	9.0%	4/9/23 (8)	HI	Office	67.0%	4
2	6/18/19	First mortgage	46,725	SOFR+2.75%	7.1%	7/9/26	TX	Office	72.2%	4
3	8/15/19	First mortgage	2,862	SOFR+4.20%	8.5%	11/9/26 (9)	TN	Office	44.6%	3
4	9/27/19	First mortgage	13,626	SOFR+3.10%	7.4%	10/9/25 (10)	CA	Office	74.5%	4
5	10/4/19	First mortgage	23,078	SOFR+2.90%	7.2%	10/9/26 (11)	NC	Office	60.9%	5
6	2/28/20	First mortgage	9,850	SOFR+3.50%	7.8%	3/9/25	FL	Retail	77.7%	2
7	5/26/21	First mortgage	16,135	SOFR+3.10%	7.5%	6/9/26	NV	Multifamily	79.6%	2
8	11/12/21	First mortgage	25,696	SOFR+2.90%	7.3%	11/9/26	TX	Multifamily	73.2%	2
9	11/16/21	First mortgage	24,331	SOFR+3.05%	7.5%	12/9/25 (12)	TX	Multifamily	73.7%	3
10	11/17/21	First mortgage	25,625	SOFR+2.85%	7.3%	12/9/26	SC	Multifamily	71.5%	2
11	12/9/21	First mortgage	39,217	SOFR+3.05%	7.5%	12/9/26	GA	Multifamily	71.7%	2
12	12/15/21	First mortgage	25,656	SOFR+3.20%	7.6%	1/9/27	OR	Multifamily	70.2%	2
13	1/14/22	First mortgage	38,933	SOFR+3.40%	7.7%	1/9/27 (13)	MO	Multifamily	80.0%	4
14	1/26/22	First mortgage	15,496	SOFR+3.55%	7.9%	10/9/25	NJ	Industrial	63.1%	3
15	1/28/22	First mortgage	14,998	SOFR+3.30%	7.6%	2/9/27	NC	Multifamily	69.9%	2
16	2/25/22	First mortgage	30,000	SOFR+3.04%	7.4%	3/9/27	NY	Mixed Use	66.7%	2
17	3/1/22	First mortgage	29,277	SOFR+3.40%	7.7%	3/9/27	TX	Multifamily	77.7%	2
18	3/25/22	First mortgage	17,096	SOFR+3.30%	7.6%	4/9/27 (14)	FL	Industrial	69.7%	2
19	4/7/22	First mortgage	15,159	SOFR+3.25%	7.6%	4/9/27	SC	Multifamily	69.0%	3
20	4/19/22	First mortgage	20,525	SOFR+3.40%	7.7%	5/9/26	TX	Multifamily	76.3%	3
21	6/13/22	First mortgage	51,373	SOFR+3.45%	7.8%	6/9/27	TX	Multifamily	73.1%	2
22	9/1/22	First mortgage	27,905	SOFR+3.90%	8.2%	9/9/27	NC	Multifamily	63.4%	2
23	11/17/22	First mortgage	22,290	SOFR+3.90%	8.2%	12/9/27	AL	Multifamily	69.6%	3
24	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
25	10/4/19	Credit	5,880	10.00%	(4)	10/6/24 (15)	NV	Office	75.2%	5
			$562,683		7.6%				71.7%
____________

December 31, 2023

	Origination Date	Loan Type (1)	Principal Balance (3)	Cash Coupon (3)(4)	All-in Yield (3)(4)	Maximum Maturity (5)	State	Property Type	LTV (6)	Risk Rating (7)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	10.1%	4/9/23	HI	Office	67.0%	4
2	9/7/18	First mortgage	24,411	SOFR+3.75%	(4)	9/9/23	TX	Office	73.0%	4
3	5/31/19	First mortgage	11,056	SOFR+3.25%	8.6%	2/9/24	CA	Multifamily	69.9%	3
4	6/18/19	First mortgage	45,983	SOFR+2.75%	8.1%	7/9/26	TX	Office	72.2%	3
5	8/15/19	First mortgage	7,934	SOFR+4.20%	9.6%	11/9/24	TN	Office	44.6%	2
6	9/27/19	First mortgage	13,626	SOFR+3.10%	8.5%	10/9/24	CA	Office	74.5%	3
7	10/4/19	First mortgage	22,616	SOFR+2.90%	8.3%	10/9/24	NC	Office	60.9%	4
8	2/28/20	First mortgage	9,850	SOFR+3.50%	8.8%	3/9/25	FL	Retail	77.7%	2
9	3/5/21	First mortgage	13,647	SOFR+5.00%	10.4%	3/9/26	VA	Office	56.8%	5
10	3/12/21	First mortgage	20,135	SOFR+4.00%	9.4%	3/9/26	MS	Industrial	63.5%	3
11	4/6/21	First mortgage	15,737	SOFR+3.50%	9.0%	4/9/26	AL	Multifamily	69.5%	2
12	4/6/21	First mortgage	12,226	SOFR+3.50%	9.0%	4/9/26	AL	Multifamily	78.2%	2
13	4/15/21	First mortgage	9,090	SOFR+4.00%	9.5%	5/9/26	NJ	Industrial	69.4%	2
14	5/26/21	First mortgage	15,889	SOFR+3.10%	8.6%	6/9/26	NV	Multifamily	79.6%	2
15	7/1/21	First mortgage	6,430	SOFR+4.50%	10.0%	7/9/26	OH	Mixed Use	78.9%	3
16	10/8/21	First mortgage	29,550	SOFR+3.20%	(4)	5/9/24	OR	Multifamily	72.2%	5
17	10/15/21	First mortgage	23,533	SOFR+2.95%	8.4%	11/9/26	VA	Multifamily	76.7%	2
18	11/12/21	First mortgage	25,696	SOFR+2.90%	8.4%	11/9/26	TX	Multifamily	73.2%	2
19	11/16/21	First mortgage	24,581	SOFR+3.05%	8.5%	12/9/26	TX	Multifamily	73.7%	2
20	11/17/21	First mortgage	25,453	SOFR+2.85%	8.3%	12/9/26	SC	Multifamily	71.5%	2
21	12/9/21	First mortgage	39,817	SOFR+3.05%	8.5%	12/9/26	GA	Multifamily	71.7%	2
22	12/15/21	First mortgage	25,529	SOFR+3.20%	8.7%	1/9/27	OR	Multifamily	70.2%	2
23	1/14/22	First mortgage	38,730	SOFR+3.40%	8.8%	1/9/27	MO	Multifamily	80.0%	2
24	1/20/22	First mortgage	16,153	SOFR+3.65%	9.0%	2/9/27	NC	Retail	62.6%	2
25	1/26/22	First mortgage	15,496	SOFR+3.55%	8.9%	2/9/27	NJ	Industrial	63.1%	3
26	1/28/22	First mortgage	14,744	SOFR+3.30%	8.7%	2/9/27	NC	Multifamily	69.9%	2
27	2/25/22	First mortgage	30,000	SOFR+3.04%	8.4%	3/9/27	NY	Mixed Use	66.7%	2
28	3/1/22	First mortgage	28,536	SOFR+3.40%	8.8%	3/9/27	TX	Multifamily	77.7%	2
29	3/25/22	First mortgage	16,852	SOFR+3.30%	8.7%	4/9/27	FL	Industrial	69.7%	2
30	4/7/22	First mortgage	13,783	SOFR+3.25%	8.6%	4/9/27	SC	Multifamily	69.0%	2
31	4/19/22	First mortgage	19,820	SOFR+3.40%	8.8%	5/9/26	TX	Multifamily	76.3%	2
32	6/13/22	First mortgage	49,448	SOFR+3.45%	8.8%	6/9/27	TX	Multifamily	73.1%	2
33	9/1/22	First mortgage	27,579	SOFR+3.90%	9.3%	9/9/27	NC	Multifamily	63.4%	2
34	11/17/22	First mortgage	22,000	SOFR+3.90%	9.3%	12/9/27	AL	Multifamily	69.6%	2
35	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
36	10/4/19	Credit	6,000	10.00%	10.0%	10/6/24	NV	Office	75.2%	3
			$742,880		8.1%				71.1%
____________

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of December 31, 2024, an 80% undivided senior interest in each of loan numbers 1 and 5, which includes the right to receive priority interest payments at a rate of SOFR+2.00% was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
As of December 31, 2023, an 80% undivided senior interest in each of loan numbers 1, 2, 3, and 7, which includes the right to receive priority interest payments at a rate of SOFR+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(4)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan number 25 is nonaccrual basis as of December 31, 2024 and is excluded from the total. Loans numbers 2 and 16 were nonaccrual basis as of December 31, 2023, and were excluded from the total. As of December 31, 2024, loan number 5 is paying interest at a 4.0% fixed current rate and accruing the remaining amount as payment-in-kind. The total is the weighted average of the stated yield, excluding any default interest, as of December 31, 2024 and 2023. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor as of December 31, 2024 and 2023. The weighted average SOFR floor was 0.68% and 0.65%, respectively as of December 31, 2024 and 2023.
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
(8)
The loan matured on April 9, 2023 and is currently accruing default interest. The Company is negotiating an extension to allow the borrower to obtain long-term financing or bridge financing to pay-off the existing loan. The property securing the loan is class A office and was 92% occupied as of December 31, 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $0.8 million asset-specific CECL reserve as of December 31, 2024.
(9)
The loan matures on November 9, 2026 and the borrower has been marketing the property for sale. The borrower sold one property securing the loan and paid down the principal balance of $5.1 million in order to receive an extension on the loan. The Company has reviewed the loan and based on the estimated LTV recorded a $0.9 million asset-specific CECL reserve as of December 31, 2024.
(10)
The loan matures on October 9, 2025. The Company has reviewed the loan and based on the estimated LTV recorded a $1.1 million asset-specific CECL reserve as of December 31, 2024.
(11)
The loan matures on October 9, 2025. In February 2025, the Company was notified that the borrower was delinquent on paying the property manager and, as a result, the Company notified the borrower that they were in default of the loan agreement. The Company began foreclosure procedures in March 2025 pending resolution by the borrower. The Company has an allocated CECL reserve of $1.8 million on the loan as of December 31, 2024.
(12)
The loan matures on December 9, 2025. The Company has reviewed the loan and based on the estimated LTV recorded a $0.2 million asset-specific CECL reserve as of December 31, 2024.
(13)
The loan matured on January 9, 2025. The Company had an agreement with the borrower to extend the loan pending the borrower making an equity infusion to pay down the loan. The borrower was unable to make the required payment to the Company. The Company will proceed with the foreclosure process. The Company has an allocated CECL reserve of $0.3 million on the loan as of December 31, 2024.
(14)
The loan matures on April 9, 2025 and the Company has been negotiating an extension with the borrower. The Company has reviewed the loan and based on the estimated LTV recorded a $0.2 million asset-specific CECL reserve as of December 31, 2024.
(15)
The loan has no unfunded commitment and matured on October 6, 2024. The borrower is current on all debt service payments. The property is occupied by a single tenant that is possibly exiting the property at the end of its lease. The Company has negotiated with the borrower a possible repayment at an amount less than the outstanding balance. The Company has recorded a $4.0 million asset-specific CECL reserve on this loan as of December 31, 2024. The loan was placed on nonaccrual status effective July 1, 2024.

The following tables allocate the loan principal balance and the net loan exposure based on our internal risk ratings as of:

December 31, 2024

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	13	320,328	317,584
3	6	100,663	98,676
4	4	112,734	98,643
5	2	28,958	4,886
Total	25	$562,683	$519,789
Add: Unamortized (fees)/costs, net		388
Less: Allowance for credit losses		(13,898)
Commercial mortgage loans at cost, net		$549,173

December 31, 2023

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	24	520,480	517,505
3	7	118,726	107,310
4	3	60,477	5,835
5	2	43,197	33,155
Total	36	$742,880	$663,805
Add: Unamortized (fees)/costs, net		972
Less: Allowance for credit losses		(21,849)
Commercial mortgage loans at cost, net		$722,003

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

As of December 31, 2024 and 2023, we had total borrowings of $360,677 and $457,438, respectively. For more information, see Part IV, Item 15, Note 4 – “Repurchase Agreements and Credit Facilities.” During the years ended December 31, 2024 and 2023, we had weighted average borrowings of $459,902 and $562,396 and weighted average borrowing costs of 7.7% and 7.4%, respectively. The increase in weighted average borrowing costs was due to a higher average SOFR index in 2024 compared to 2023.

Real Property

On July 2, 2024, we acquired legal title to two office properties, one located in Addison, TX, and the other located in Irving, TX, through non-judicial foreclosure transactions. The properties previously collateralized a senior loan with an amortized cost basis of $24,411 that was risk rated 5 with a CECL reserve of $281 at the time of the acquisitions. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance, and we intend to hold these properties as real estate held for use with the intent to eventually sell when the market improves. The properties were recorded on our consolidated balance sheet at $24,035 based on the estimated fair value at acquisition. The fair market value estimate was determined based on appraisals performed by an independent third-party appraiser. The acquisitions resulted in a CECL reserve charge-off of $855 during the year ended December 31, 2024.

On October 23, 2024, we acquired legal title to a multifamily property located in Portland, OR through a non-judicial foreclosure transaction. The property previously collateralized a senior loan with an amortized cost basis of $29,476 that was risk rated 5 with a CECL reserve of $9,884 at the time of the acquisition. The acquisition was accounted for as an asset acquisition under applicable GAAP guidance, and we intend to hold this property as real estate held for use with the intent to eventually sell when the market improves. The property was recorded on our consolidated balance sheet at $19,592 based on the estimated fair value at acquisition. The fair market value estimate was determined based on an appraisal performed by an independent third-party appraiser. The acquisition resulted in a CECL reserve charge-off of $9,577 during the year ended December 31, 2024.

The following table shows selected data for our REO in our portfolio as of December 31, 2024:

Property	Property Type	Location	Rentable Square Feet (RSF) / Number of Units	% Leased
REO 1	Office	Addison, TX	141,180	79.5%
REO 2	Office	Irving, TX	100,359	73.8%
REO 3	Multifamily	Portland, OR	64	70.3%

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

Results of Operations

The table below presents information from our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Interest income:
Interest income	$58,099	$68,253	$44,641
Less: Interest expense	(36,501)	(42,195)	(21,371)
Net interest income	21,598	26,058	23,270
Revenue from real estate	2,791	12,719	14,774
Total income	24,389	38,777	38,044
Operating expenses:
Advisory fee	3,196	3,381	3,692
Amortization of debt finance costs	1,467	1,919	1,708
Directors compensation	78	80	81
Professional service fees	936	286	914
Real estate operating expenses	1,790	11,700	15,369
Provision for asset impairment	—	6,934	—
Depreciation and amortization	1,527	514	1,130
Other expenses	1,367	1,674	1,383
Total operating expenses	10,361	26,488	24,277
Other (loss) income:
Provision for credit losses	(2,288)	(16,911)	(3,588)
Gain on sale of real estate	—	206	—
Realized gain on sale of commercial loan	929	—	—
Total other loss	(1,359)	(16,705)	(3,588)
Net income (loss) before income taxes	12,669	(4,416)	10,179
Income tax provision	—	(22)	—
Net income (loss)	12,669	(4,438)	10,179
Series A Preferred Stock dividends	(5,981)	(5,981)	(6,055)
Gain on repurchase and retirement of preferred stock	—	21	306
Net income (loss) attributable to common stockholders	$6,688	$(10,398)	$4,430
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.66	$(1.03)	$0.42
Weighted average number of shares of common stock
Basic	10,116,738	10,114,606	10,605,242
Diluted	10,117,722	10,114,606	10,606,072

The change in performance from December 31, 2023 to the year ended December 31, 2024 was primarily due to a decrease in reserve for credit losses during the year, partially offset by a decrease in our net interest income related to a smaller loan portfolio, and the loss related to the sale of the Renaissance O’Hare recognized in 2023 with no comparable activity in 2024.

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

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$677,341	$55,793	8.1%	$788,503	$67,248	8.4%	$783,762	$44,540	5.6%
Total/Weighted Average	$677,341	$55,793	8.1%	$788,503	$67,248	8.4%	$783,762	$44,540	5.6%

Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$419,636	$32,395	7.6%	$473,578	$35,696	7.4%	$442,364	$17,261	3.8%
Credit facility - loans	3,841	345	8.8%	17,894	1,585	8.7%	3,583	158	4.3%
Loan participations sold, net	36,425	3,066	8.3%	70,924	4,914	6.8%	105,245	3,952	3.7%
Total/Weighted Average	$459,902	$35,806	7.7%	$562,396	$42,195	7.4%	$551,192	$21,371	3.8%
Net interest income/spread		$19,987	0.4%		$25,053	1.0%		$23,169	1.8%
Average leverage % (5)	211.5%			248.7%			237.0%
Weighted average levered yield (6)			9.0%			10.9%			9.8%
____________

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $2,306, $1,005 and $101 for the years ended December 31, 2024, 2023 and 2022, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $695 of participation payments related to the REO.
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

The change in our average interest-earning assets and interest-bearing liabilities from 2023 to 2024 was due to the reduction in our loan portfolio from loan payoffs and foreclosures. The change in the weighted average levered yield was primarily due to the composition of our loan portfolio and loans that were placed on nonaccrual status.

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

Revenue from Real Estate

Our revenue from real estate during the year ended December 31, 2024 and 2023 was $2,791 and $12,719, respectively. The decrease in revenue was primarily due to the sale of the Renaissance O’Hare in September 2023, partially offset by an increase in revenue due to the acquisition of three properties during the second half of 2024.

Operating Expenses

Operating expenses for the years ended December 31, 2024, 2023 and 2022 are set forth in the table below:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Advisory fee	$3,196	$3,381	$3,692
Amortization of debt finance costs	1,467	1,919	1,708
Directors compensation	78	80	81
Professional service fees	936	286	914
Real estate operating expenses	1,790	11,700	15,369
Provision for asset impairment	—	6,934	—
Depreciation and amortization	1,527	514	1,130
Other expenses	1,367	1,674	1,383
Total operating expenses	$10,361	$26,488	$24,277

Total operating expenses decreased $16,127 in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the decrease in real estate operating expenses related to the Renaissance O’Hare, which was sold in September 2023.

Total operating expenses increased $2,211 in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to recognition of an asset impairment of $6,934 related to the sale of Renaissance O’Hare, which is partially offset by a $3,669 decrease in real estate operating expenses due to the sale of the Renaissance O’Hare on September 28, 2023.

The advisory fees decreased during the year 2024 compared to 2023 primarily due to the reduction in our investment portfolio. The advisory fees decreased during the year 2023 as the net asset value was lower compared to 2022. This was due to the net loss incurred by the Company during 2023.

For the year ended December 31, 2024, our total operating expenses were 1.5% of our average invested assets.

Other (Loss) Income

For the years ended December 31, 2024, 2023 and 2022, other loss was $1,359, $16,705 and $3,588, respectively. The primary reason for the activity in other loss was due to the change in the provision for credit losses. For more information, see Part IV, Item 15, “Note 3 - Commercial Mortgage Loans Held for Investment - Allowance for Credit Losses.”

Net Income (Loss)

For the years ended December 31, 2024 and 2023, our net income (loss) was $12,669 and $(4,438), respectively. The increase in net income was primarily due to higher provision for credit losses in 2023.

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

We define MFFO in accordance with the concepts established by the IPA and adjust FFO for certain items, such as amortization of premium and discounts on real estate securities. We purchase real estate securities at a premium or discount to par value, and in accordance with GAAP, record the amortization of premium/accretion of the discount to interest income. We believe that excluding the amortization of premiums and discounts provides better insight to the expected contractual cash flows. We also adjust FFO for gains or losses on preferred stock repurchases, when/if they occur, because we do not consider these gains or losses to be a measure of our operating performance. In addition, we adjust FFO for unrealized gains or losses on real estate securities. Any mark-to-market or fair value adjustments are based on general market or overall industry conditions and may be temporary in nature.

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net income (loss) attributable to common stockholders	$6,688	$(10,398)	$4,430
Depreciation and amortization	1,527	514	1,130
Provision for asset impairment	—	6,934	—
Gain on sale of real estate	—	(206)	—
Funds from operations (FFO) attributable to common stockholders	$8,215	$(3,156)	$5,560

Amortization of debt financing costs	$1,467	$1,919	$1,708
Non-cash adjustment for ground lease	—	305	424
Provision for credit losses	2,288	16,911	3,588
Amortization of acquired lease intangibles, net	(36)	—	—
Straight-line expense, net	(64)	—	—
Adjustment for gain on repurchase and retirement of preferred stock	—	(21)	(306)
Realized gain on sale of commercial loan	(929)	—	—
Modified funds from operations (MFFO) attributable to common stockholders	$10,941	$15,958	$10,974

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses.

Our primary sources of funds for liquidity consist of any follow-on public offerings of common stock, net cash provided by operating activities, repayments of our outstanding loans by borrowers, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities. As of December 31, 2024, we had $64.5 million in cash, $205 million in available capacity on our borrowing facilities and $20 million in available borrowing capacity from our revolving credit letter agreements.

Our primary liquidity needs include originating new loans, advances on our current loan portfolio, commitments to repay the principal and interest on our borrowings, funding our operations, and distributions to our stockholders. We believe we have sufficient liquidity to meet our current needs. In the future we may seek additional sources of liquidity to fund our growth which may include the sale of common or preferred stock or additional financing through repurchase agreements, collateralized loan obligations, sale of loan participations or other borrowings.

Cash Flow Analysis

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash provided by operating activities	$17,976	$16,195	$18,516
Net cash provided by (used in) investing activities	127,587	96,530	(180,562)
Net cash (used in) provided by financing activities	(135,157)	(87,990)	134,186
Net increase (decrease) in cash and cash equivalents	$10,406	$24,735	$(27,860)

We experienced a net increase in cash and cash equivalents of $10,406 for the year ended December 31, 2024 compared to a net increase of $24,735 for the year ended December 31, 2023. During the year ended December 31, 2024, we funded $10,217 on existing mortgage loans, received $123,606 in principal payments from our loans, paid down $106,259, which is net of draws of $11,830, on our borrowing facilities, and paid distributions of $18,583.

Repurchase Agreements and Credit Facilities

On February 15, 2018, we, through our wholly owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As our business grew, we extended the maturity date of the Atlas Repo Facility. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrued interest at a per annum rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. We paid off the outstanding balance on the Atlas Repo Facility in May 2023. The Atlas Repo Facility matured on November 8, 2024 and we chose not to extend the line as we did not believe it was needed.

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of December 31, 2024, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of December 31, 2024 and 2023.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility,” together with the Atlas Repo Facility (prior to its maturity) and the JPM Repo Facility, the “Facilities”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. We have an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750 until the calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. We paid off the outstanding balance on the WA Credit Facility in May 2024 and had no outstanding balance as of December 31, 2024. As there were no borrowings outstanding, we were not subject to any financial covenants. We decided the WA Credit Facility was no longer necessary and chose not to renew it when it matured on March 10, 2025.

The Facilities are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The Facilities are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of December 31, 2024 and 2023:

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	678
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Total Repurchase Facilities — commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34% (2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565
____________
(1)
Excluding $0 of unamortized debt issuance costs as of December 31, 2024 and 2023.
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

On July 2, 2024, we acquired legal title to two office properties through non-judicial foreclosure transactions. The underlying loan was subject to the loan participation agreement. Upon foreclosure, we are still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable.

The following tables detail our loan participations sold as of December 31, 2024 and 2023:

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3)(5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,352	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of December 31, 2024 and 2023, the loan participations sold were non-recourse to us.
(3)
During the years ended December 31, 2024 and 2023, we recorded $3,762 and $4,914 of interest expense related to loan participations sold, respectively.
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

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements below. Since the IPO and through December 31, 2024, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2022.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31, 2023	$0.1001	$0.0903
April 30, 2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2022.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2022	$1.6875	$0.421875
June 15, 2022	$1.6875	$0.421875
September 15, 2022	$1.6875	$0.421875
December 15, 2022	$1.6875	$0.421875
March 15, 2023	$1.6875	$0.421875
June 15, 2023	$1.6875	$0.421875
September 15, 2023	$1.6875	$0.421875
December 15, 2023	$1.6875	$0.421875
March 15, 2024	$1.6875	$0.421875
June 15, 2024	$1.6875	$0.421875
September 15, 2024	$1.6875	$0.421875
December 15, 2024	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Year Ended December 31,
	2024	2023	2022
Distributions to Holders of Common Stock
Paid in cash	$12,602	$12,509	$12,447
Reinvested in shares	—	85	725
Total distributions	$12,602	$12,594	$13,172
Cash flows from operating activities	$17,976	$16,195	$18,516
____________

For the years ended December 31, 2024 and 2023 and 2022, 100% of our distributions were paid from cash flows from operating activities generated during the period.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in Part IV, Item 15, “Note 8 - Commitments and Contingencies.”

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the years ended December 31, 2024, 2023 and 2022, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both December 31, 2024 and 2023, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2024	December 31, 2023
(-) 50 Basis Points	(4.43)%	(4.18)%
(-) 25 Basis Points	(2.22)%	(2.09)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.22%	2.09%
(+) 50 Basis Points	4.43%	4.18%

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

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Denise C. Kramer	46	Chief Executive Officer, Director
Donald MacKinnon	60	President, Director, and Chairman of the Board
Catherine L. Lynch	66	Chief Financial Officer and Treasurer
Matthew Donnelly	54	Chief Investment Officer
Cathleen M. Hrtanek	48	Secretary
Norman A. Feinstein	77	Independent Director
Cynthia Foster Curry	62	Independent Director
Robert N. Jenkins	73	Independent Director

* As of January 1, 2025

Set forth below is certain biographical information regarding each of our directors and executive officers.

Denise C. Kramer is our Chief Executive Officer and one of our directors, positions she has held since December 2024. Ms. Kramer also serves as President of Inland InPoint Advisor, LLC, a position she has held since December 2021, and as Senior Vice President, Investment Product Management of IREIC, a position she has held since December 2022.

Ms. Kramer also serves as Chief Operating Officer and Lead Portfolio Manager of IPC Alternative Real Estate Income Trust, Inc. (“ALT REIT”), Inland’s public, non-listed, monthly-valued, perpetual-life REIT focused on alternative real estate sectors. In this role, Ms. Kramer is responsible for overseeing ALT REIT’s day-to-day operations and ensuring the efficient management of its real estate portfolio. Ms. Kramer works closely with other executive team members to execute the REIT’s strategic vision, optimize asset performance, and drive operational excellence.

Ms. Kramer began her career with Inland in 2016, serving as Senior Vice President, Investment Product Research for Inland Securities Corporation, Inland’s managing broker dealer. Prior to joining Inland, Ms. Kramer served as Director of Investment Research at Advisor Group from January 2010 to August 2016 where she was responsible for the oversight of due diligence on all packaged products made available on Advisor Group’s platforms including real estate private placements, REITs and interval funds. Ms. Kramer has a B.A. in accounting from the University of Maine and a Master’s degree in finance from Northeastern University, she holds Series 7 and 66 licenses with FINRA, and is a CFA Charterholder. We believe that Ms. Kramer’s experience with IREIC as well as her role as Chief Operating Officer of ALT REIT make her well qualified to serve as a member of our Board of Directors.

Donald MacKinnon is our President, Chairman of the Board and a Portfolio Manager of SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), positions he has held since October 2016, September 2016, December 2024 and September 2016, respectively. Mr. MacKinnon served as the President and Chief Operating Officer of Realty Finance Trust, Inc. (“RFT”), and its advisor from January 2013 to November 2015, and as President of RFT and its advisor from November 2014 to November 2015. From May 2011 through December 2012, Mr. MacKinnon served as Senior Vice President and head of High Yield Portfolio Management for Cole, where he invested approximately $350 million in credit sensitive CMBS and mezzanine loans for Cole. From July 2008 to March 2011, Mr. MacKinnon was a partner with EndPoint Financial, LLC where he provided CMBS advisory and real estate workout services. From January 2004 through March 2007, Mr. MacKinnon was a Managing Director at Nomura Securities International where he managed the North American Structured Credit Trading businesses including commercial real estate and asset backed securities. Prior to joining Nomura, Mr. MacKinnon served as President and Chief Executive Officer of REALM, Inc., a privately owned real estate software and services company primarily owned by Hicks Muse Tate and Furst, CMGI and T.H. Lee Putnam Equity Partners. Prior to REALM, Mr. MacKinnon was co-head and co-founder of the Commercial Mortgage Group and Manager of the European Asset Securitization Group at Donaldson Lufkin & Jenrette (“DLJ”). Prior to joining DLJ in 1992, Mr. MacKinnon worked in the Real Estate Finance Group at Salomon Brothers, Inc. on a variety of commercial real estate debt and equity transactions. Mr. MacKinnon also served on the board of directors for CRIIMI Mae, Inc. (NYSE: CMM) from 2001 to 2003. Mr. MacKinnon holds a B.A. in Economics from Ohio Wesleyan University and an M.B.A. from the Harvard Business School. We believe that Mr. MacKinnon’s experience as Chief Operating Officer and President of RFT, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our Board of Directors.

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

Cathleen M. Hrtanek is our Secretary, a position she has held since March 2022. She also served as the Secretary of the Advisor from August 2016 to December 2024. Ms. Hrtanek joined Inland in 2005 and is currently Chief Operating Officer of The Inland Real Estate Group, LLC, a position she assumed in May 2024 after most recently holding the titles of Associate General Counsel and Senior Vice President. Ms. Hrtanek has served as a Director of Inland Private Capital Corporation, Inland Securities Corporation, and a Manager of IPC Alternative Real Estate Advisor, LLC, respectively, since February 2024. Ms. Hrtanek has served as the Secretary of Inland Real Estate Income Trust, Inc. and served as the Secretary of its business manager from August 2011 to December 2024. Ms. Hrtanek also served as the Secretary of Inland Diversified Real Estate Income Trust, Inc. from September 2008 to July 2014 and its business manager from September 2008 to March 2016, and as the Secretary of IPC from August 2009 to May 2017. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and holds a B.A. in Political Science and French from the University of Notre Dame and a J.D. from Loyola University Chicago School of Law.

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

Ms. Foster Curry has served as a member of the Board of Directors, the Audit Committee, and the Compensation Committee, as well as the Chairperson of the Nominating and ESG Committee, of SITE Centers Corp., a publicly traded retail REIT (NYSE: SITC), since September 2024. Ms. Foster Curry also serves as a director and as a member of the Audit Committee of the global commercial brokerage firm Avison Young, positions she has held since April 2024. In both 2015 and 2008, Ms. Foster Curry was named one of Real Estate Forum's "Most Influential Women in Real Estate." In addition, Ms. Foster Curry has been honored as one of the “Top Women in Real Estate” by Sokol Media and received the Chairman’s Leadership Award in 2022 by the Museum of the City of NY. Ms. Foster Curry has served on the President’s Council of the Real Estate Roundtable and as an ULI Trustee. Ms. Foster Curry is active in the New York City community. She is on the Board of Trustees and the Executive Committees of the Hospital for Special Surgery (HSS) and the Museum of the City of New York.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, agents, and representatives that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2024 ($ in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total Compensation
Norman A. Feinstein	$24	$10	—	—	—	$4	$38
Cynthia Foster Curry	$24	$10	—	—	—	$4	$38
Robert N. Jenkins	$30	$10	—	—	—	$4	$44

(1)
Represents the value of distributions received during the year ended December 31, 2024 on all stock awards received through December 31, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 13, 2025, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Percentage(2)
Denise C. Kramer(3)	40,040	*
Mitchell A. Sabshon (Former Chief Executive Officer and Chairman)	10,548	*
Donald MacKinnon(4)	29,492	*
Norman A. Feinstein	8,020	*
Cynthia Foster Curry	14,020	*
Robert N. Jenkins	8,020	*
Catherine L. Lynch	600	*
Matthew Donnelly(4)	—	*
Cathleen M. Hrtanek	200	*
All officers and directors as a group (9 persons)	110,940	1.1%

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
(2)
Based on a total of 10,117,998 shares of common stock issued and outstanding as of March 13, 2025.
(3)
The shares owned by the Advisor are deemed to be beneficially owned by Ms. Kramer. Ms. Kramer exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.
(4)
The address of such person is 375 Park Avenue, 33rd Floor, New York, New York 10152.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	494,366
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	494,366

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are subject to various conflicts of interest arising out of our relationship with the Advisor, the Sub-Advisor and their affiliates (including, without limitation, the Dealer Manager) and employees, some of whom serve as our executive officers and directors. These conflicts include (1) conflicts with respect to the allocation of the time of the Advisor, the Sub-Advisor and their key personnel, (2) conflicts with respect to the allocation of investment opportunities, (3) conflicts related to the compensation arrangements between the Advisor, its affiliates and us and (4) conflicts related to our potential borrowings under the IREIC-Sound Point Commitments. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise. All of our directors have a fiduciary obligation to act on behalf of our stockholders. We have adopted corporate governance measures to mitigate material conflict risk. Material conflicts and the corporate governance measures we have adopted to mitigate some of the risks associated with these conflicts are discussed below.

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

Term of Advisory Agreement

The current term of the Advisory Agreement ends on December 31, 2025, subject to renewals upon mutual consent of the parties, including an affirmative vote of a majority of our independent directors, for an unlimited number of successive one-year periods. It is the duty of our Board to evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in these evaluations will be reflected in the minutes of the meetings of our Board in which the evaluations occur. The Advisory Agreement may be terminated without cause or penalty by us upon a vote of a majority of the independent directors, or by the Advisor, in each case by providing no fewer than 60 days’ prior written notice to the other party.

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

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions occurring in the year ended December 31, 2024 are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2024, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2024, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

Revolving Credit Liquidity Letter Agreements

IREIC, the Company’s sponsor, and Sound Point have agreed under separate letter agreements dated July 20, 2021, and July 15, 2021, respectively, to make revolving credit loans to the Company in an aggregate principal amount outstanding at any one time not to exceed $5,000 and $15,000, respectively (the “IREIC-Sound Point Commitments”) from time to time until the Termination Date (defined below) of the letter agreements. These letter agreements are essentially identical to each other in all material respects other than the commitment amounts. We will use the IREIC-Sound Point Commitments to satisfy requirements to maintain cash or cash equivalents under the Company’s repurchase and other borrowing arrangements. The “Termination Date” is the earliest of (i) the Maturity Date (defined below) (ii) the first date on which the Company’s balance sheet equity is equal to or greater than $500,000, (iii) the date IREIC or one of its affiliates is no longer the Company’s Advisor or Sound Point or one of its affiliates is no longer the Company’s Sub-Advisor and (iv) such earlier date on which the commitment will terminate as provided in the letter agreements, for example, because of an event of default. The “Maturity Date” is one year from the date of the agreement, and the Maturity Date will be automatically extended every year for an additional year, unless (a) the lender delivers notice of termination 60 days prior to an anniversary of the letter agreements or (b) an Event of Default (defined below) has occurred and is continuing; each letter agreement was automatically extended on its respective anniversary date during the year ended December 31, 2024. Each revolving loan will bear interest at 6.00% per annum. Interest is payable in arrears when principal is paid or repaid and on the Termination Date. Each of the following constitutes an “Event of Default” under the letter agreements: (y) the Company fails to perform or observe any covenant or condition to be performed or observed under the letter agreement (including the obligation to repay a loan in full on the Termination Date) and such failure is not remedied within three business days of its receipt of notice thereof; or (z) the Company becomes insolvent or the subject of any bankruptcy proceeding.

Director Independence

For information relating to our independent directors, see Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2024 and 2023, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2024 and 2023, respectively ($ in thousands).

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit fees(1)	$435	$446
Audit-related fees	—	—
Tax fees(2)	50	47
All other fees	—	—
Total	$485	$493
____________

(1)
Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q, as well as fees relating to registration statements.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2024 and 2023, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 93 - 129 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: Refer to Index to Consolidated Financial Statements contained herein on page 91 of this Annual Report on Form 10-K.

(a)(3) Exhibits: Refer to Exhibit Index on page 87 of this Annual Report on Form 10-K.

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

19.1*	InPoint Commercial Real Estate Income, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of InPoint Commercial Real Estate Income, Inc.

24.1*	Power of Attorney (included in the signature page)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Title:	Chief Executive Officer
Date:	March 14, 2025

Each individual whose signature appears below hereby severally constitutes and appoints Denise C. Kramer, Donald MacKinnon and Catherine L. Lynch, and each of them singly, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Denise C. Kramer	Chief Executive Officer	March 14, 2025
Name:	Denise C. Kramer	(principal executive officer)

By:	/s/ Donald MacKinnon	President, Director and Chairman of the Board	March 14, 2025
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 14, 2025
Name:	Catherine L. Lynch	(principal financial officer and principal accounting officer)

By:	/s/ Norman A. Feinstein	Director	March 14, 2025
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster Curry	Director	March 14, 2025
Name:	Cynthia Foster Curry

By:	/s/ Robert N. Jenkins	Director	March 14, 2025
Name:	Robert N. Jenkins

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	92

Consolidated Balance Sheets as of December 31, 2024 and 2023	93

Consolidated Statements of Operations for the Years ended December 31, 2024, 2023 and 2022	94

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2024, 2023 and 2022	95

Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023 and 2022	96

Notes to Consolidated Financial Statements	98

Schedule IV – Mortgage Loans on Real Estate	128

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois

March 14, 2025

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$64,549	$54,143
Commercial mortgage loans:
Commercial mortgage loans at cost	563,071	743,852
Allowance for credit losses	(13,898)	(21,849)
Commercial mortgage loans at cost, net	549,173	722,003
Real estate owned, net of depreciation	39,633	—
Acquired lease intangible assets, net	2,969	—
Deferred debt finance costs	453	604
Accrued interest receivable	2,741	3,283
Prepaid expenses and other assets	1,797	312
Total assets	$661,315	$780,345
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$360,677	$457,438
Credit facility payable	—	9,498
Loan participations sold, net	48,524	57,226
Acquired lease intangible liabilities, net	404	—
Due to related parties	1,407	2,028
Accrued interest payable	2,349	1,792
Distributions payable	1,051	1,050
Accrued expenses and other liabilities	2,324	762
Total liabilities	416,736	529,794

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized, 3,544,553 shares issued and outstanding as of December 31, 2024 and December 31, 2023	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding at December 31, 2024 and 2023	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 and 745,887 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 470,980 and 469,168 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid in capital	339,524	339,581
Accumulated deficit	(94,959)	(89,044)
Total stockholders’ equity	244,579	250,551
Total liabilities and stockholders’ equity	$661,315	$780,345

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Interest income:
Interest income	$58,099	$68,253	$44,641
Less: Interest expense	(36,501)	(42,195)	(21,371)
Net interest income	21,598	26,058	23,270
Revenue from real estate	2,791	12,719	14,774
Total income	24,389	38,777	38,044
Operating expenses:
Advisory fee	3,196	3,381	3,692
Amortization of debt finance costs	1,467	1,919	1,708
Directors compensation	78	80	81
Professional service fees	936	286	914
Real estate operating expenses	1,790	11,700	15,369
Provision for asset impairment	—	6,934	—
Depreciation and amortization	1,527	514	1,130
Other expenses	1,367	1,674	1,383
Total operating expenses	10,361	26,488	24,277
Other (loss) income:
Provision for credit losses	(2,288)	(16,911)	(3,588)
Gain on sale of real estate	—	206	—
Realized gain on sale of commercial loan	929	—	—
Total other loss	(1,359)	(16,705)	(3,588)
Net income (loss) before income taxes	12,669	(4,416)	10,179
Income tax provision	—	(22)	—
Net income (loss)	12,669	(4,438)	10,179
Series A Preferred Stock dividends	(5,981)	(5,981)	(6,055)
Gain on repurchase and retirement of preferred stock	—	21	306
Net income (loss) attributable to common stockholders	$6,688	$(10,398)	$4,430
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.66	$(1.03)	$0.42
Weighted average number of shares of common stock
Basic	10,116,738	10,114,606	10,605,242
Diluted	10,117,722	10,114,606	10,606,072

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	$4	$9	$1	$—	$—	$—	$—	$359,406	$(52,275)	$307,145
Proceeds from issuance of common stock	—	—	—	—	—	—	—	4,529	—	4,529
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(1,283)	306	(977)
Offering costs	—	—	—	—	—	—	—	(1,572)	—	(1,572)
Net income	—	—	—	—	—	—	—	—	10,179	10,179
Common stock distributions declared	—	—	—	—	—	—	—	—	(13,082)	(13,082)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(6,055)	(6,055)
Distribution reinvestment	—	—	—	—	—	—	—	725	—	725
Redemptions	—	—	—	—	—	—	—	(22,367)	—	(22,367)
Equity-based compensation	—	—	—	—	—	—	—	32	—	32
Balance as of December 31, 2022	4	9	1	—	—	—	—	339,470	(60,927)	278,557
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Total stockholders’ equity at beginning of year, as adjusted	4	9	1	—	—	—	—	339,470	(66,049)	273,435
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	21	(83)
Offering costs	—	—	—	—	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	—	—	—	—	(4,438)	(4,438)
Common stock distributions declared	—	—	—	—	—	—	—	—	(12,597)	(12,597)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(5,981)	(5,981)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	31	—	31
Balance as of December 31, 2023	4	9	1	—	—	—	—	339,581	(89,044)	250,551
Offering costs	—	—	—	—	—	—	—	(87)	—	(87)
Net income	—	—	—	—	—	—	—	—	12,669	12,669
Common stock distributions declared	—	—	—	—	—	—	—	—	(12,603)	(12,603)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(5,981)	(5,981)
Equity-based compensation	—	—	—	—	—	—	—	30	—	30
Balance as of December 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,524	$(94,959)	$244,579

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities
Net income (loss)	$12,669	$(4,438)	$10,179
Adjustments to reconcile net income (loss) to cash provided by operations:
Provision for credit losses	2,288	16,911	3,588
Provision for asset impairment	—	6,934	—
Depreciation and amortization expense	1,527	514	1,130
Gain on sale of real estate	—	(206)	—
Reduction in the carrying amount of the right-of-use asset	—	30	72
Realized gain on sale of commercial loan	(929)	—	—
Amortization of acquired above- and below-market leases, net	(36)	—	—
Amortization of equity-based compensation	30	31	32
Amortization of debt finance costs to operating expense	1,467	1,919	1,708
Amortization of debt finance costs to interest expense	—	3	120
Amortization of origination fees	—	(15)	(217)
Amortization of deferred exit fees	—	36	—
Amortization of loan extension fees	(529)	(652)	(317)
Changes in assets and liabilities:
Accrued interest receivable	542	(162)	(1,705)
Accrued expenses and other liabilities	1,691	(7,378)	3,274
Accrued interest payable	735	715	1,487
Due to related parties	6	47	(671)
Prepaid expenses and other assets	(1,485)	1,906	(164)
Net cash provided by operating activities	17,976	16,195	18,516
Cash flows from investing activities:
Origination/funding of commercial loans	(10,217)	(23,073)	(300,576)
Loan extension fees received on commercial loans	520	637	584
Principal repayments of commercial loans	123,606	107,520	120,240
Proceeds from sale of commercial loan	13,678	—	—
Real estate capital expenditures	—	(496)	(810)
Proceeds from sale of real estate	—	11,942	—
Net cash provided by (used in) investing activities	127,587	96,530	(180,562)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	342	4,529
Redemptions of common stock	—	—	(22,367)
Repurchase of preferred stock	—	(83)	(977)
Payment of offering costs	(121)	(282)	(1,680)
Proceeds from repurchase agreements	11,830	359,951	258,990
Principal repayments of repurchase agreements	(108,591)	(390,602)	(78,025)
Proceeds from credit facility	—	—	18,380
Principal repayments of credit facility	(9,498)	(8,882)	(14,350)
Proceeds from sale of loan participations	—	435	5,042
Principal repayments of loan participations	(8,880)	(28,728)	(15,394)
Debt finance costs	(1,314)	(1,651)	(1,460)
Distributions paid to common stockholders	(12,602)	(12,509)	(12,447)
Distributions paid to preferred stockholders	(5,981)	(5,981)	(6,055)
Net cash (used in) provided by financing activities	(135,157)	(87,990)	134,186
Net change in cash, cash equivalents and restricted cash	10,406	24,735	(27,860)
Cash, cash equivalents and restricted cash at beginning of period	54,143	29,408	57,268
Cash, cash equivalents and restricted cash at end of period	$64,549	$54,143	$29,408

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Amortization of deferred exit fees due to related party	$(593)	$(176)	$82
Interest paid	$37,045	$41,899	$20,116
Net assets acquired upon foreclosure of commercial loans	$43,627	$—	$—
Accrued stockholder servicing fee due to related party	$(34)	$(39)	$(108)
Accrued capital expenditures	$(62)	$—	$—
Distribution reinvestment	$—	$85	$725

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including (a) primarily floating-rate first mortgage loans, and (b) subordinate mortgage and mezzanine loans. The Company may also invest in participations in loans secured by CRE, floating-rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”) and select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

On May 3, 2019, the SEC declared the 2019 Registration Statement effective, and the Company commenced the IPO. The purchase price per share for each class of common stock in the IPO (Class A, Class I, Class D, Class S and Class T) varied and generally equaled the prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Inland Securities Corporation (the “Dealer Manager”) served as the Company’s exclusive dealer manager for the IPO on a best efforts basis.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the share repurchase plan (the “SRP”), which were in excess of such fundraising, on January 30, 2023, the Board suspended the SRP. In connection with such suspension, the Board also suspended the primary portion of the Second Public Offering (the “Primary Offering”) and the distribution reinvestment plan (the “DRP”), effective as of February 10, 2023. The Primary Offering, the SRP, and the DRP shall each remain suspended unless and until such time as the Board approves their resumption.

Please refer to “Note 15 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates to the Company’s business after December 31, 2024.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of December 31, 2024 and 2023, no restricted cash was held by the Company.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

As of December 31, 2024 and 2023, the Company had $549,173 and $722,003 of commercial mortgage loans held for investment, respectively, which is net of allowance for credit losses of $13,898 and $21,849, respectively. See Note 3 – “Commercial Mortgage Loans Held for Investment - Allowance for Credit Losses” for further information.

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

REO assets are depreciated using the straight-line method over estimated useful lives of up to 42 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

lease intangible liabilities, net and is amortized as an increase to rental income over the term of the lease including any renewal periods with fixed rate renewals. The portion of the acquisition price allocated to acquired in-place lease value is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the acquired leases’ remaining terms.

Revenue and Expenses from Real Estate

For the Company’s office and multifamily properties, revenue from real estate is primarily comprised of rental income, including base rent and reimbursements of property operating expenses. For leases that have fixed and measurable base rent escalations, the Company recognizes base rent on a straight-line basis over the non-cancelable lease terms. The difference between such rental income earned and the cash rent amount is recorded as straight-line rent receivable and presented within prepaid expenses and other assets on the consolidated balance sheets. Reimbursement of property operating expenses arises from tenant leases which provide for the recovery of certain operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred. Revenue and expenses are presented in the consolidated statements of income as “Revenue from real estate” and expenses are included in the “Real estate operating expenses,” as applicable.

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

Leases

Finance lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recorded based on the fair value of the underlying property. Lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company’s discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. Total lease expense is recognized as interest on the finance lease liability and amortization of the ROU asset on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. As of December 31, 2024 and 2023, the Company had no finance leases.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

December 31, 2024

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

The Company had no uncertain tax positions as of December 31, 2024 or 2023. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2024. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2024, 2023 or 2022. As of December 31, 2024, returns for the calendar years 2021, 2022, 2023 and 2024 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses.

The Company operated the Renaissance O’Hare Suites Hotel (the “Renaissance O’Hare”) through a taxable REIT subsidiary (“TRS”) that engaged a third-party hotel management company to manage the hotel under a management contract. The TRS had cumulative net operating losses of $3,960 as of December 31, 2024 and 2023, with corresponding deferred tax asset of $1,129 as of both December 31, 2024 and 2023. These losses have no expiration. The deferred tax asset is calculated using an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit). As of December 31, 2024, it is more likely than not that the Company will not generate sufficient taxable income to fully realize the tax deferred tax asset related to the Company’s TRS, therefore the Company maintains a full valuation allowance on its deferred tax asset of $1,129. The Renaissance O’Hare was sold on September 28, 2023. See Note 13 for further information.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption was permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company has adopted ASU 2023-07 and updated its disclosures pertaining to having a single reportable segment. See Note 9 – “Segment Reporting” for further information. The adoption did not have any impact on the Company’s financial position, results of operations, or cash flows.

Accounting Pronouncements Recently Issued but Not Yet Effective

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s consolidated financial statements.

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2024 and 2023:

December 31, 2024

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	23	$549,303	$388	$(9,898)	$539,793	7.7%	0.6
Credit loans	2	13,380	—	(4,000)	9,380	9.2%	1.9
Total and average	25	$562,683	$388	$(13,898)	$549,173	7.7%	0.6

December 31, 2023

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	34	$729,380	$972	$(21,809)	$708,543	8.8%	0.9
Credit loans	2	13,500	—	(40)	13,460	9.6%	2.4
Total and average	36	$742,880	$972	$(21,849)	$722,003	8.8%	0.9

____________
(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On December 15, 2024, the one-month term USD Secured Overnight Financing Rate (“SOFR”)

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

rate reset to 4.40%. On December 15, 2023, the SOFR rate reset to 5.36%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

For the years ended December 31, 2024 and 2023, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

Year Ended December 31, 2024	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$743,852	$(21,849)	$722,003
Loan originations/advances	10,217	—	10,217
Principal repayments	(123,778)	—	(123,778)
Sale of loan (1)	(12,749)	—	(12,749)
Amortization of loan origination and deferred exit fees	600	—	600
Origination fees and extension fees received on commercial loans	(1,184)	—	(1,184)
Transfer on foreclosure to real estate owned (2)	(53,887)	—	(53,887)
Provision for credit losses	—	(2,481)	(2,481)
Charge-offs (2)	—	10,432	10,432
Balance at End of Period	$563,071	$(13,898)	$549,173

____________
(1)
Relates to sale of a loan at par. The loan was placed on nonaccrual status as of February 1, 2024 and any subsequent cash collected was being applied to the principal balance. The Company completed the sale of the loan in September 2024 and recognized a gain on sale of $929 on the loan. See Note 5 for further information.
(2)
Relates to acquisition of two properties secured by a senior loan in July 2024 and one property secured by a senior loan in October 2024. See Note 13 - “Real Estate Owned” for additional information.

Year Ended December 31, 2023	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$845,866	$(3,588)	$842,278
Adoption of ASU 2016-13	—	(4,787)	(4,787)
Balance at beginning of period after adoption	845,866	(8,375)	837,491
Loan originations/advances	23,073	—	23,073
Principal repayments	(107,520)	—	(107,520)
Sale of loan (1)	(17,433)	—	(17,433)
Amortization of loan origination and deferred exit fees	865	—	865
Origination fees and extension fees received on commercial loans	(999)	—	(999)
Provision for credit losses	—	(16,957)	(16,957)
Charge-offs (1)	—	3,483	3,483
Balance at End of Period	$743,852	$(21,849)	$722,003
(1)
The Company sold one loan during 2023. See Note 5 for further information.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses:

Year Ended December 31, 2024	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of year	$(21,849)	$(289)	$(22,138)
(Provision for) reversal of credit losses	(2,481)	193	(2,288)
Charge-offs (2)	10,432	—	10,432
Ending allowance for credit losses	$(13,898)	$(96)	$(13,994)

____________
(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.
(2)
Relates to acquisition of two properties secured by a senior loan in July 2024 and one property secured by a senior loan in October 2024. See Note 13 - “Real Estate Owned” for additional information.

Year Ended December 31, 2023	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of year	$(3,588)	$—	$(3,588)
Adoption of ASU 2016-13	(4,787)	(335)	(5,122)
Balance at beginning of year after adoption	(8,375)	(335)	(8,710)
(Provision for) reversal of credit losses	(16,957)	46	(16,911)
Charge-offs (2)	3,483	—	3,483
Ending allowance for credit losses	$(21,849)	$(289)	$(22,138)
(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.
(2)
Relates to sale of a loan during 2023. See Note 5 for further information.

As of December 31, 2024, the Company had a total CECL reserve of $13,994, which included an asset-specific component of $7,219 related to six loans. During the year ended December 31, 2024, the Company recognized $2,288 in additional provision for credit losses and reduced the CECL reserve by $10,432 with the charge-off of two loans. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

As of December 31, 2023, the Company had a total CECL reserve of $22,138, which included an asset-specific component of $16,266 related to 4 loans. During the year ended December 31, 2023, the Company increased the CECL reserve by $22,033 which included $5,122 from adoption of ASU 2016-13 and $16,911 in provision for credit losses and reduced the CECL reserve by $3,483 with the charge-off of one loan, bringing the total CECL reserve to $22,138. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

For further information on the Company’s allowance for credit losses policy, see “Note 2 – Summary of Significant Accounting Policies.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

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

As of December 31, 2024, 13 loans had a risk rating of 2, six had a risk rating of 3, four had a risk rating of 4 and two had a risk rating of 5. As of December 31, 2023, 24 loans had a risk rating of 2, seven had a risk rating of 3, three had a risk rating of 4 and two had a risk rating of 5.

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of December 31, 2024 and 2023:

Loan Type	Collateral Type	December 31, 2024	December 31, 2023
Senior	Office	$—	$2,621	(1)
Senior	Office	—	3,603	(2)
Senior	Multifamily	—	7,073	(3)
Senior	Office	—	2,969	(4)
Credit	Office	4,000	—	(5)
Senior	Office	937	—	(6)
Senior	Office	1,080	—	(7)
Senior	Multifamily	212	—	(8)
Senior	Office	803	—	(9)
Senior	Industrial	187	—	(10)
Total		$7,219	$16,266
____________
(1)
The loan was secured by two office properties, one located in Addison, TX, and the other located in Irving, TX, with an outstanding balance of $24,411 and no unfunded commitment as of December 31, 2023. The Company foreclosed on the two properties securing the loan on July 2, 2024. The Company intends to hold these properties as real estate held for use with the intent to eventually sell when the properties and market improve.
(2)
The loan is secured by an office property in Charlotte, NC with an outstanding balance of $23,078 and no unfunded commitment as of December 31, 2024, and a maturity date of October 9, 2025. During the quarter ended September 30, 2024, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. In February 2025, the Company was notified that the borrower was delinquent on paying the property manager and, as a result, the Company notified the borrower that they were in default of the loan agreement. The Company began

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

foreclosure procedures in March 2025 pending resolution by the borrower. The Company has an allocated CECL reserve of $1.8 million on the loan as of December 31, 2024. The loan has a risk rating of 5 as of December 31, 2024.
(3)
The loan was secured by a multifamily property in Portland, OR with an outstanding balance of $29,550 and no unfunded commitment as of December 31, 2023. On October 23, 2024, the Company foreclosed on the property securing the loan. The Company intends to hold the property as real estate held for use with the intent to eventually sell when the property and market improve.
(4)
The loan was secured by an office property in Reston, VA with an outstanding loan balance of $13,647 and an unfunded commitment of $4,353 as of December 31, 2023. The loan had a maturity date of March 9, 2024. In September 2024, the Company sold the loan to a third party at par plus a portion of accrued interest recognizing a gain of $929.
(5)
The loan is secured by an office property in Las Vegas, NV with an outstanding balance of $5,880 and no unfunded commitment as of December 31, 2024, and a maturity date of October 6, 2024 for which the Company has recorded an asset-specific CECL reserve of $4,000 as of December 31, 2024. The office property has a single tenant that will possibly vacate the property at the end of its lease term, which is after the loan maturity date. The Company has negotiated a possible settlement with the borrower which is reflected in the asset-specific CECL reserve. The loan has a risk rating of 5 as of December 31, 2024 and has been on nonaccrual status since July 1, 2024.
(6)
The loan is secured by an office property in Memphis, TN with an outstanding balance of $2,862 and no unfunded commitment as of December 31, 2024, and a maturity date of November 9, 2026. During the fourth quarter of 2024, the borrower sold a property included in the loan and paid down the principal balance of $5,072 and the Company extended the loan for one year. The Company has recorded an asset-specific CECL reserve of $937 as of December 31, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 3 as of December 31, 2024.
(7)
The loan is secured by an office property in San Diego, CA with an outstanding balance of $13,626 and an unfunded commitment of $669 as of December 31, 2024, and a maturity date of October 9, 2025. The Company has recorded an asset-specific CECL reserve of $1,080 as of December 31, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 4 as of December 31, 2024.
(8)
The loan is secured by a multifamily property in Arlington, TX with an outstanding balance of $24,331 and no unfunded commitment as of December 31, 2024, and a maturity date of December 9, 2025. The Company has recorded an asset-specific CECL reserve of $212 as of December 31, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 3 as of December 31, 2024.
(9)
The loan is secured by an office property in Honolulu, HI with an outstanding balance of $13,450 and no unfunded commitment as of December 31, 2024. The loan matured on April 9, 2023 and is currently accruing default interest. The Company is negotiating an extension to allow the borrower to obtain long-term financing or other bridge financing. The Company has recorded an asset-specific CECL reserve of $803 as of December 31, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 4 as of December 31, 2024.
(10)
The loan is secured by an industrial property in Mangonia Park, FL with an outstanding balance of $17,096 and an unfunded commitment of $402 as of December 31, 2024, and a maturity date of April 9, 2025. The Company has recorded an asset-specific CECL reserve of $187 as of December 31, 2024 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 2 as of December 31, 2024.

During the year ended December 31, 2024, the Company recognized $426 in interest income related to the nonaccrual status loans. During the year ended December 31, 2024, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the year ended December 31, 2024, the total interest income forgone after placing these loans on nonaccrual status was $4,599.

During the year ended December 31, 2023, the Company recognized $3,045 in interest income related to the nonaccrual status loans, which is net of a reversal of $624 in interest income as a result of placing the loans on nonaccrual status. For the year ended December 31, 2023, the total interest income forgone after placing these loans on nonaccrual status was $1,621.

Loan Modifications

The Company may amend or modify a loan based on its specific facts and circumstances. These modifications are often in the form of a term extension to provide the borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan. Such extensions are generally made at the loan’s contractual interest rate and may require an extension fee be paid to the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Company. During the year ended December 31, 2024, the Company made one such modification which is disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a two-year term extension, which can be further extended by one year subject to certain terms and conditions, for a senior loan secured by an office property located in Charlotte, NC described above. The Company waived maturity default interest of $738 on the loan. No principal was forgiven as a result of the modification. The modification provides for payment-in-kind of any accrued interest that exceeds a per annum rate of 4%. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $23,078, representing 4.1% of the Company’s commercial mortgage loans as of December 31, 2024.

During the year ended December 31, 2023, the Company made one such modification which is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a 7-month term extension for a senior loan secured by a multifamily property located in Portland, OR described above. No principal or interest was forgiven and no extension fee was received as a result of the modification. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $22,477, net of the $7,073 of asset-specific CECL reserve on the loan, representing 3.1% of the Company’s commercial mortgage loans as of December 31, 2023. No interest income was accrued on the loan after it was placed on nonaccrual status.

Note 4 – Repurchase Agreements and Credit Facilities

On February 15, 2018, the Company, through a wholly-owned subsidiary, entered into a master repurchase agreement (the “Atlas Repo Facility”) with Column Financial, Inc. as administrative agent for certain of its affiliates. As the Company’s business grew, it extended the maturity date of the Atlas Repo Facility. The most recent extension was in November 2023 for a twelve-month term and the maximum advance amount was reduced to $100,000. On February 8, 2023, Column Financial, Inc. and affiliated parties sold and assigned their interest in the Atlas Repo Facility to Atlas Securitized Products Investments 2, L.P. (“Atlas”) with no changes to the terms of the Atlas Repo Facility. Advances under the Atlas Repo Facility accrued interest at a per annum annual rate equal to SOFR plus 2.50% to 3.00% with a 0.15% to 0.25% floor. The Company paid off the outstanding balance on the Atlas Repo Facility in May 2023. The Atlas Repo Facility matured on November 8, 2024 and the Company chose not to extend the facility.

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of December 31, 2024, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% to 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2024 and 2023.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provides for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consists of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible become ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrue interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. The Company has an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility requires maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750 until the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

calendar quarter ending on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ending on September 30, 2023. Failure to meet the minimum deposit balance will result in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances are not maintained. The Company paid off the outstanding balance on the WA Credit Facility in May 2024 and had no outstanding balance as of December 31, 2024. As there were no borrowings outstanding, the Company was not subject to any financial covenants. The Company decided the WA Credit Facility was no longer necessary and chose not to renew it when it matured on March 10, 2025.

The JPM Repo Facility, Atlas Repo Facility (prior to its maturity) and WA Credit Facility (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Facilities as of December 31, 2024 and 2023 are as follows:

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222

December 31, 2023					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
Atlas Repo Facility	$100,000	$—	$—	$—	—	678
JPM Repo Facility	526,076	457,438	1,385	644,201	7.78%	1,588
Total Repurchase Facilities — commercial mortgage loans	626,076	457,438	1,385	644,201	7.78%	1,588
WA Credit Facility	40,000	9,498	42	13,647	9.34% (2)	435
	$666,076	$466,936	$1,427	$657,848	7.81%	1,565
____________

(1)
Excluding $0 of unamortized debt issuance costs as of December 31, 2024 and 2023.
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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

On July 2, 2024, the Company acquired legal title to two office properties through non-judicial foreclosure transactions. The underlying loan was subject to the loan participation agreement. Upon foreclosure, the Company is still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable. During the year ended December 31, 2024, the total monthly payments were $816 and the interest due under the participation agreement was $695. As a result, the excess of $121 resulted in a paydown of accrued and unpaid interest. The participation payments have been included within interest expense in the accompanying consolidated statements of operations. As of December 31, 2024, the Company had $764 in accrued but unpaid interest on the two properties.

The following tables detail the Company’s loan participations sold as of December 31, 2024 and 2023:

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3)(5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	4	$71,352	$65,435	SOFR+3.5%	n/a	0.11
Senior participations (3)	4	$57,226	$57,226	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of December 31, 2024 and 2023, the loan participations sold were non-recourse to the Company.
(3)
During the years ended December 31, 2024 and 2023, the Company recorded $3,762 and $4,914 of interest expense related to loan participations sold, respectively.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement.
(5)
Includes participation interest related to the foreclosed properties described above.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

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

Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears at a rate per annum equal to 6.75% per annum of the $25.00 liquidation preference (the “Initial Rate”). Subject to certain exceptions, upon a Downgrade Event (as such term is defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”)) or where any shares of the Series A Preferred Stock remain outstanding after September 22, 2026, the Series A Preferred Stock will thereafter accrue cumulative cash dividends at a rate higher than the Initial Rate.

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

On August 11, 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock through December 31, 2022. On November 10, 2022, the Board approved to extend the Series A Preferred Repurchase Program through December 31, 2023. Under the Series A Preferred Repurchase Program, repurchases of shares of the Company’s Series A Preferred Stock were to be made at management’s discretion from time to time through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. During the year ended December 31, 2024 and 2023, the Company repurchased and retired zero and 4,143 shares, respectively, of Series A Preferred Stock resulting in a gain of zero and $21, respectively, from these repurchases. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

Year Ended December 31, 2024	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168
Issuance of restricted shares	—	—	—	—	—	—	1,812
Administrative correction	—	—	(6)	—	—	—	—
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

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

During the year ended December 31, 2024, the Company did not issue any shares in the Public Offerings.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Distributions

Common Stock

The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since January 1, 2022.

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
January 31, 2022	$1.2500	$0.1042
February 28, 2022	$1.2500	$0.1042
March 31, 2022	$1.2500	$0.1042
April 30, 2022	$1.2500	$0.1042
May 31, 2022	$1.2500	$0.1042
June 30, 2022	$1.2500	$0.1042
July 31, 2022	$1.2500	$0.1042
August 31, 2022	$1.2500	$0.1042
September 30, 2022	$1.2500	$0.1042
October 31, 2022	$1.2500	$0.1042
November 30, 2022	$1.2500	$0.1042
December 31, 2022	$1.2500	$0.1042
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through December 31, 2024, the Company had not issued any shares of Class S common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2022.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2022	$0.0999	$0.0896
February 28, 2022	$0.1003	$0.0910
March 31, 2022	$0.0999	$0.0898
April 30, 2022	$0.1001	$0.0903
May 31, 2022	$0.1000	$0.0899
June 30, 2022	$0.1001	$0.0904
July 31, 2022	$0.1000	$0.0899
August 31, 2022	$0.1000	$0.0900
September 30, 2022	$0.1001	$0.0905
October 31, 2022	$0.1000	$0.0900
November 30, 2022	$0.1002	$0.0905
December 31, 2022	$0.1000	$0.0900
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31, 2023	$0.1001	$0.0903
April 30, 2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922

Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2024 were $10,704, $932, $322, $58 and $587, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2023 were $10,704, $932, $318, $58 and $585 respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2022 were $11,245, $869, $416, $57 and $495, respectively.

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the years ended December 31, 2024, 2023 and 2022. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

Year Ended December 31, 2024	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2500	$1.2500	$1.2500	$—	$1.2500	$1.2500
Stockholder servicing fee per share	N/A	N/A	N/A	0.1424	—	0.0416	N/A
Net distributions declared per share	$1.6875	$1.2500	$1.2500	$1.1076	$—	$1.2084	$1.2500

Year Ended December 31, 2023	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2500	$1.2500	$1.2500	$—	$1.2500	$1.2500
Stockholder servicing fee per share	N/A	N/A	N/A	0.1558	—	0.0456	N/A
Net distributions declared per share	$1.6875	$1.2500	$1.2500	$1.0942	$—	$1.2044	$1.2500

Year Ended December 31, 2022	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2504	$1.2504	$1.2504	$—	$1.2504	$1.2504
Stockholder servicing fee per share	N/A	N/A	N/A	0.1685	—	0.0498	N/A
Net distributions declared per share	$1.6875	$1.2504	$1.2504	$1.0819	$—	$1.2006	$1.2504

As of December 31, 2024 and 2023, distributions declared but not yet paid amounted to $1,051 and $1,050, respectively.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

During the year ended December 31, 2024, the Company did not receive any proceeds from the DRP. During the year ended December 31, 2023, the Company received proceeds from the DRP totaling $85 at an average price per share of $19.53. During the year ended December 31, 2022, the Company received proceeds from the DRP totaling $725 at an average price per share of $19.73.

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

During the years ended December 31, 2024 and 2023, the Company repurchased no shares of common stock. During the year ended December 31, 2022, the Company repurchased $22,367 of common stock at an average price per share of $19.70.

Note 7 – Net Income (Loss) Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. For the year ended December 31, 2024, 984 additional shares related to restricted shares were included in the computation of diluted earnings per share because the effect of those common share equivalents was dilutive. For the year ended December 31, 2023, no additional shares related to restricted shares were included in the computation of diluted earnings per share due to the net loss for the year. For the year ended December 31, 2022, 830 additional shares related to common share equivalents were included in the computation of diluted earnings per share because the effect of those common share equivalents was dilutive. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 673, 676 and 645 antidilutive restricted shares for the years ended December 31, 2024, 2023 and 2022, respectively. For further information about the Company’s restricted shares, see Note 11 – “Equity Based Compensation.”

The following table is a summary of the basic and diluted net income (loss) per share attributable to common stockholders computation for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net income (loss) attributable to common stockholders	$6,688	$(10,398)	$4,430
Weighted average shares outstanding, basic	10,116,738	10,114,606	10,605,242
Weighted average shares outstanding, diluted	10,117,722	10,114,606	10,606,072
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.66	$(1.03)	$0.42

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of December 31, 2024 and 2023, the Company had 14 and 27 commercial mortgage loans, respectively, with a total remaining future funding commitment of $10,615 and $31,021, respectively. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company operates as one reportable segment, as defined by GAAP, which originates and acquires mortgage loans and related assets for the years ended December 31, 2024, 2023 and 2022. The segment derives its income primarily from interest from its portfolio of commercial mortgage loans secured by real estate and related assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) assesses performance for the segment and decides how to allocate resources based on net interest income and net income (loss) which are reported on the accompanying consolidated statements of operations as net interest income and net income (loss), respectively. All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer.

Note 10 – Transactions with Related Parties

As of December 31, 2024 and 2023, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2024 and 2023, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (ii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the years ended December 31, 2024, 2023 and 2022 and the amount due to related parties as of December 31, 2024 and 2023:

	Year Ended	Year Ended	Year Ended	Payable as of December 31,
	December 31, 2024	December 31, 2023	December 31, 2022	2024	2023
Organization and offering expense reimbursement (1)	$—	$2	$—	$—	$2
Selling commissions and dealer manager fee (2)	—	4	155	—	—
Advisory fee (3)	3,196	3,381	3,692	265	271
Loan fees(4)	110	400	3,714	734	1,313
Accrued stockholder servicing fee(5)	—	4	(59)	408	442
Total	$3,306	$3,791	$7,502	$1,407	$2,028
____________

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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
(3)
The Advisor is entitled to receive an advisory fee comprised of two separate components: (a) a fixed component payable monthly and (b) a performance component payable annually. The fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. In addition, if the NAV per share decreases below $25 for any class of shares during the measurement period, any subsequent increase in NAV per share to $25 (or such other adjusted number) will not be included in the calculation of the performance component with respect to that class. The Advisor did not waive any advisory fees for the years ended December 31, 2024, 2023 and 2022. The Advisor pays fees to the Sub-Advisor for the services it delegates to the Sub-Advisor or may direct the Company to pay a portion of the fees otherwise payable to the Advisor directly to the Sub-Advisor.
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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2024, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2024, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of December 31, 2024 with a vesting date after January 1, 2022.

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

Under the RSP, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $30, $31 and $32 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had $52 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.41 years. The total fair value at the vesting date for restricted shares that vested during the year ended December 31, 2024 was $26.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	3,237	$18.53
Granted	1,812	16.56
Vested	(1,578)	19.01
Converted	—	—
Forfeited	—	—
Outstanding at December 31, 2024	3,471	$17.29

Note 12 – Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$64,549	$64,549	$54,143	$54,143
Commercial mortgage loans, net	549,173	549,173	722,003	722,003
Total	$613,722	$613,722	$776,146	$776,146
Financial liabilities
Repurchase agreements — commercial mortgage loans	$360,677	$360,677	$457,438	$457,438
Credit facility payable	—	—	9,498	9,498
Loan participations sold	48,524	48,524	57,226	57,226
Total	$409,201	$409,201	$524,162	$524,162

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.6 years), are not delinquent or impaired (except for one loan impaired as of December 31, 2024 and two loans impaired as of December 31, 2023, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For the impaired loan as of December 31, 2024, the CECL reserve was recorded based on the expected proceeds from the loan. For the impaired loans as of December 31, 2023, the CECL reserve was recorded based on the Company’s estimation of the fair value of the loans’ aggregate underlying collateral as of December 31, 2023. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The Company estimated the fair value of these loans by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. As of December 31, 2024, the significant unobservable input used is the expected loss based on a possible repayment amount that the Company has negotiated with the borrower. As of December 31, 2023, the significant unobservable input used is the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.75% to 8.00%.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

Note 13 – Real Estate Owned

Addison and Irving, Texas Acquisition

On July 2, 2024, the Company acquired legal title to two office properties, one located in Addison, TX, and the other located in Irving, TX, through non-judicial foreclosure transactions. The properties previously collateralized a senior loan with an amortized cost basis of $24,411 that was risk rated 5 with a CECL reserve of $281 at the time of the acquisitions. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance, and the Company intends to hold these properties as real estate held for use with the intent to eventually sell when the market improves. The properties were recorded on the Company’s consolidated balance sheet at $24,035 based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on appraisals performed by an independent third-party appraiser. The acquisitions resulted in a CECL reserve charge-off of $855 during the year ended December 31, 2024.

The Company allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

Fair Value Allocation
Land	$3,858
Building and improvements	17,071
Acquired in-place lease value	3,526
Acquired above-market lease value	31
Acquired below-market lease value	(451)
Total	$24,035

Portland, Oregon Acquisition

On October 23, 2024, the Company acquired legal title to a multifamily property located in Portland, OR through a non-judicial foreclosure transaction. The property previously collateralized a senior loan with an amortized cost basis of $29,476 that was risk rated 5 with a CECL reserve of $9,884 at the time of the acquisition. The acquisition was accounted for as an asset acquisition under applicable GAAP guidance, and the Company intends to hold this property as real estate held for use with the intent to eventually sell when the market improves. The property was recorded on the Company’s consolidated balance sheet at $19,592 based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on an appraisal performed by an independent third-party appraiser. The acquisition resulted in a CECL reserve charge-off of $9,577 during the year ended December 31, 2024.

The Company allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

Fair Value Allocation
Land	$1,975
Building and improvements	16,989
Furniture, fixtures and equipment	343
Acquired in-place lease value	285
Total	$19,592

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Real Estate Owned

The following table presents the REO assets as of December 31, 2024:

December 31,
2024
Land	$5,833
Building and improvements	34,122
Furniture, fixtures and equipment	343
Accumulated depreciation	(665)
Real estate owned, net	$39,633

The company held no REO assets as of December 31, 2023.

During the year ended December 31, 2024 and 2023, the Company incurred $665 and $514 of depreciation expense, respectively.

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2024:

December 31, 2024
Intangible assets:
Acquired in-place lease value	$3,811
Acquired above-market lease value	31
Accumulated amortization	(873)
Acquired lease intangible assets, net	$2,969
Intangible liabilities:
Acquired below-market lease value	$451
Accumulated amortization	(47)
Acquired lease intangible liabilities, net	$404

As of December 31, 2024, the weighted-average amortization period for the acquired in-place lease intangibles of the properties acquired during the year ended December 31, 2024 was 3.22 years.

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

Year Ended December 31, 2024
Amortization recorded as amortization expense:	$862
Acquired in-place lease value	$862
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(11)
Acquired below-market leases	47
Net rental income increase	$36

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2024 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2025	$1,514	$17	$93
2026	547	3	82
2027	362	—	75
2028	202	—	60
2029	166	—	58
Thereafter	158	—	36
Total	$2,949	$20	$404

Rental Revenue as a Lessor

The table below presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, and assuming no expiring leases are renewed, as of December 31, 2024. Leases for the multifamily property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2025	$2,554
2026	1,813
2027	1,422
2028	993
2029	879
Thereafter	1,154
Total	$8,815

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

Upon assumption of the lease on August 20, 2020, the Company recorded a lease liability of $16,827 and a ROU asset of $5,549 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future payments using an interest rate of 11.37%, which the Company considered reasonable and an estimate of the Company’s incremental borrowing rate. Upon the sale of the property on September 28, 2023 (see Note 13), the Company was no longer obligated under the ground lease.

For the years ended December 31, 2024, 2023 and 2022, total finance lease cost recorded to real estate operating expenses on the Company’s consolidated statements of operations was comprised as follows:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

	Years ended December 31,
	2024	2023	2022
Amortization of right-of-use assets	$—	$30	$72
Interest on lease liabilities	—	1,483	1,963
Total finance lease cost	$—	$1,513	$2,035

Note 15 – Subsequent Events

The Company has evaluated subsequent events through March 14, 2025, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Common Stock Distributions

On January 30, 2025, the Company announced that the Board authorized distributions to stockholders of record as of January 31, 2025, that the Company paid on or about February 18, 2025 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0119	0.0035	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0923	$0.1007	$0.1042

On February 27, 2025, the Company announced that the Board authorized distributions to stockholders of record as of February 28, 2025, payable on or about March 18, 2025 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0108	0.0032	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0934	$0.1010	$0.1042

Preferred Stock Distribution

On February 27, 2025, the Company announced that the Board authorized a distribution on its Series A Preferred Stock to stockholders of record as of March 15, 2025, payable on or about March 28, 2025 in the amount of $0.421875 per share.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2024

(Dollar amounts in thousands)

Type of Loan (1)	Principal Balance (2)	Carrying Amount (2)	Property Type	Cash Coupon (2)	Periodic Payment Terms (3)	Maximum Maturity (4)
First Mortgage Loan 1	$13,450	$12,714	Office	SOFR+4.70%	I/O	4/9/23 (5)
First Mortgage Loan 2	46,725	45,741	Office	SOFR+2.75%	I/O	7/9/26
First Mortgage Loan 3	2,862	1,932	Office	SOFR+4.20%	I/O	11/9/26 (6)
First Mortgage Loan 4	13,626	12,582	Office	SOFR+3.10%	I/O	10/9/25 (7)
First Mortgage Loan 5	23,078	21,334	Office	SOFR+2.90%	I/O	10/9/26 (8)
First Mortgage Loan 6	9,850	9,825	Retail	SOFR+3.50%	I/O	3/9/25
First Mortgage Loan 7	16,135	16,099	Multifamily	SOFR+3.10%	I/O	6/9/26
First Mortgage Loan 8	25,696	25,617	Multifamily	SOFR+2.90%	I/O	11/9/26
First Mortgage Loan 9	24,331	24,040	Multifamily	SOFR+3.05%	I/O	12/9/25 (9)
First Mortgage Loan 10	25,625	25,181	Multifamily	SOFR+2.85%	I/O	12/9/26
First Mortgage Loan 11	39,217	39,067	Multifamily	SOFR+3.05%	I/O	12/9/26
First Mortgage Loan 12	25,656	25,634	Multifamily	SOFR+3.20%	I/O	1/9/27
First Mortgage Loan 13	38,933	38,680	Multifamily	SOFR+3.40%	I/O	1/9/27 (10)
First Mortgage Loan 14	15,496	15,469	Industrial	SOFR+3.55%	I/O	10/9/25
First Mortgage Loan 15	14,998	14,934	Multifamily	SOFR+3.30%	I/O	2/9/27
First Mortgage Loan 16	30,000	29,978	Mixed Use	SOFR+3.04%	I/O	3/9/27
First Mortgage Loan 17	29,277	29,179	Multifamily	SOFR+3.40%	I/O	3/9/27
First Mortgage Loan 18	17,096	16,909	Industrial	SOFR+3.30%	I/O	4/9/27 (11)
First Mortgage Loan 19	15,159	14,667	Multifamily	SOFR+3.25%	I/O	4/9/27
First Mortgage Loan 20	20,525	20,272	Multifamily	SOFR+3.40%	I/O	5/9/26
First Mortgage Loan 21	51,373	50,858	Multifamily	SOFR+3.45%	I/O	6/9/27
First Mortgage Loan 22	27,905	26,879	Multifamily	SOFR+3.90%	I/O	9/9/27
First Mortgage Loan 23	22,290	22,226	Multifamily	SOFR+3.90%	I/O	12/9/27
Credit Loan 1	7,500	7,476	Office	9.20%	I/O	10/11/27
Credit Loan 2	5,880	1,880	Office	10.00%	I/O	10/6/24 (12)
	$562,683	$549,173
____________

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Cash coupon is the stated rate on the loan. Credit Loan 2 is on nonaccrual basis as of December 31, 2024. First Mortgage Loan 5 is paying interest at a 4.0% fixed current rate and accruing the remaining amount as payment-in-kind. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of December 31, 2024, the weighted average SOFR floor for these loans was 0.68%. An 80% undivided senior interest in each of First Mortgage Loans 1 and 5, which includes the right to receive priority interest payments at a rate of SOFR+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
I/O = interest only, P/I = principal and interest.
(4)
Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
(5)
The loan matured on April 9, 2023 and is currently accruing default interest. The Company is negotiating an extension to allow the borrower to obtain long-term financing or bridge financing to pay-off the existing loan. The property securing the loan is class A office and was 92% occupied as of December 31, 2024. The Company has reviewed the loan and based on the estimated LTV recorded a $0.8 million asset-specific CECL reserve as of December 31, 2024.
(6)
The loan matures on November 9, 2026 and the borrower has been marketing the property for sale. The borrower sold one property securing the loan and paid down the principal balance of $5.1 million in order to receive an extension on the loan. The Company has reviewed the loan and based on the estimated LTV recorded a $0.9 million asset-specific CECL reserve as of December 31, 2024.
(7)
The loan matures on October 9, 2025. The Company has reviewed the loan and based on the estimated LTV recorded a $1.1 million asset-specific CECL reserve as of December 31, 2024.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2024

(Dollar amounts in thousands)

(8)
The loan matures on October 9, 2025. In February 2025, the Company was notified that the borrower was delinquent on paying the property manager and, as a result, the Company notified the borrower that they were in default of the loan agreement. The Company began foreclosure procedures in March 2025 pending resolution by the borrower. The Company has an allocated CECL reserve of $1.8 million on the loan as of December 31, 2024.
(9)
The loan matures on December 9, 2025. The Company has reviewed the loan and based on the estimated LTV recorded a $0.2 million asset-specific CECL reserve as of December 31, 2024.
(10)
The loan matured on January 9, 2025. The Company had an agreement with the borrower to extend the loan pending the borrower making an equity infusion to pay down the loan. The borrower was unable to make the required payment to the Company. The Company will proceed with the foreclosure process. The Company has an allocated CECL reserve of $0.3 million on the loan as of December 31, 2024.
(11)
The loan matures on April 9, 2025 and the Company has been negotiating an extension with the borrower. The Company has reviewed the loan and based on the estimated LTV recorded a $0.2 million asset-specific CECL reserve as of December 31, 2024.
(12)
The loan matured on October 6, 2024. The borrower is current on all debt service payments. The property is occupied by a single tenant that is possibly exiting the property at the end of its lease. The Company has negotiated with the borrower a possible repayment at an amount less than the outstanding balance. The Company has recorded a $4.0 million asset-specific CECL reserve on this loan as of December 31, 2024. The loan was placed on nonaccrual status effective July 1, 2024.

Reconciliation of Commercial Mortgage Loans, At Cost:

The following table reconciles commercial mortgage loans, at cost for the years ended:

	2024	2023	2022
Balance at January 1,	$722,003	$842,278	$665,498
Adoption of ASU 2016-13	—	(4,787)	—
Balance at beginning of period after adoption	722,003	837,491	665,498
Additions during period:
Loan fundings	10,217	23,073	300,576
Amortization of deferred fees and expenses	600	865	616
Deductions during period:
Collections of principal	(123,778)	(107,520)	(120,240)
Sale of loan (1)	(12,749)	(17,433)	—
Transfer on foreclosure to real estate owned (2)	(53,887)	—	—
Provision for credit losses	(2,481)	(16,957)	(3,588)
Net fees capitalized into carrying value of loans	(1,184)	(999)	(584)
Charge-offs (1)(2)	10,432	3,483	—
Balance at December 31,	$549,173	$722,003	$842,278

(1)
The Company sold one loan during 2024 and one loan during 2023. See Note 4 and Note 5 for further information.
(2)
The Company acquired one multifamily and two office properties during 2024. See Note 13 for further information.