Form 10-Q
period 2025-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2025-05-09
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 470,980 shares of Class I common stock, 745,881 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$59,123	$64,549
Commercial mortgage loans:
Commercial mortgage loans at cost	563,857	563,071
Allowance for credit losses	(12,417)	(13,898)
Commercial mortgage loans at cost, net	551,440	549,173
Real estate owned, net of depreciation	39,282	39,633
Acquired lease intangible assets, net	2,444	2,969
Deferred debt finance costs	110	453
Accrued interest receivable	2,213	2,741
Prepaid expenses and other assets	2,568	1,797
Total assets	$657,180	$661,315
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$357,835	$360,677
Loan participations sold, net	48,538	48,524
Acquired lease intangible liabilities, net	380	404
Due to related parties	1,418	1,407
Accrued interest payable	2,409	2,349
Distributions payable	1,052	1,051
Accrued expenses and other liabilities	1,661	2,324
Total liabilities	413,293	416,736

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of March 31, 2025 and December 31, 2024	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of as of March 31, 2025 and December 31, 2024	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 470,980 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid in capital	339,532	339,524
Accumulated deficit	(95,659)	(94,959)
Total stockholders’ equity	243,887	244,579
Total liabilities and stockholders’ equity	$657,180	$661,315

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Income:
Interest income	$11,059	$15,112
Less: Interest expense	(6,800)	(9,476)
Net interest income	4,259	5,636
Revenue from real estate	1,528	—
Total income	5,787	5,636
Operating expenses:
Advisory fee	789	805
Amortization of debt finance costs	343	403
Directors compensation	19	20
Professional service fees	267	281
Real estate operating expenses	655	—
Depreciation and amortization	928	—
Other expenses	334	391
Total operating expenses	3,335	1,900
Other income (loss):
Reversal of (provision for) credit losses	1,496	(337)
Total other income (loss)	1,496	(337)
Net income	3,948	3,399
Series A Preferred Stock dividends	(1,495)	(1,495)
Net income attributable to common stockholders	$2,453	$1,904
Net income attributable to common stockholders per share basic and diluted	$0.24	$0.19
Weighted average number of shares of common stock
Basic	10,117,998	10,116,192
Diluted	10,118,475	10,116,531

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended March 31, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,524	$(94,959)	$244,579
Net income	—	—	—	—	—	—	—	—	3,948	3,948
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,153)	(3,153)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at March 31, 2025	$4	$9	$1	$—	$—	$—	$—	$339,532	$(95,659)	$243,887

For the Three Months Ended March 31, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,581	$(89,044)	$250,551
Offering costs	—	—	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	—	—	—	3,399	3,399
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,151)	(3,151)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at March 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,554	$(90,291)	$249,277

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$3,948	$3,399
Adjustments to reconcile net income to cash provided by operations:
(Reversal of) provision for credit losses	(1,496)	337
Depreciation and amortization expense	928	—
Amortization of acquired above- and below-market leases, net	(18)	—
Amortization of equity-based compensation	8	8
Amortization of debt finance costs to operating expense	343	403
Amortization of loan extension fees	(170)	(99)
Changes in assets and liabilities:
Accrued interest receivable	(103)	271
Accrued expenses and other liabilities	(648)	24
Accrued interest payable	109	(72)
Due to related parties	(52)	(74)
Prepaid expenses and other assets	(21)	(33)
Net cash provided by operating activities	2,828	4,164
Cash flows from investing activities:
Origination/funding of commercial loans	(1,038)	(3,482)
Loan extension fees received on commercial loans	354	63
Principal repayments of commercial loans	19	32,197
Real estate capital expenditures	(58)	—
Net cash (used in) provided by investing activities	(723)	28,778
Cash flows from financing activities:
Payment of offering costs	(7)	(45)
Principal repayments of repurchase agreements	(2,842)	(21,999)
Principal repayments of loan participations	(35)	—
Distributions paid to common stockholders	(3,152)	(3,150)
Distributions paid to preferred stockholders	(1,495)	(1,495)
Net cash used in financing activities	(7,531)	(26,689)
Net change in cash, cash equivalents and restricted cash	(5,426)	6,253
Cash, cash equivalents and restricted cash at beginning of period	64,549	54,143
Cash, cash equivalents and restricted cash at end of period	$59,123	$60,396
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$70	$(282)
Interest paid	$6,692	$9,547
Receivable recorded for real estate loan paydown received subsequent to quarter end	$750	$—
Deferred interest capitalized on real estate loan	$631	$—
Accrued stockholder servicing fee due to related party	$(7)	$(10)

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of CRE debt, including (i) primarily floating-rate first mortgage loans and (ii) subordinate mortgage and mezzanine loans. The Company may also invest in participations in loans secured by CRE, floating-rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”), and select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

March 31, 2025

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

Please refer to “Note 14 – Subsequent Events” for updates to the Company’s business after March 31, 2025.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the three months ended March 31, 2025.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of March 31, 2025 and December 31, 2024, no restricted cash was held by the Company.

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

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Accounting Pronouncements Recently Issued but Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s 2025 annual consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s consolidated financial statements.

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of March 31, 2025 and December 31, 2024:

March 31, 2025

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	23	$549,572	$905	$(8,417)	$542,060	6.7%	0.6
Credit loans	2	13,380	—	(4,000)	9,380	9.2%	1.9
Total and average	25	$562,952	$905	$(12,417)	$551,440	6.7%	0.6

December 31, 2024

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	23	$549,303	$388	$(9,898)	$539,793	7.7%	0.6
Credit loans	2	13,380	—	(4,000)	9,380	9.2%	1.9
Total and average	25	$562,683	$388	$(13,898)	$549,173	7.7%	0.6

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On March 15, 2025, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 4.32%. On December 15, 2024, the SOFR rate reset to 4.40%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

For the three months ended March 31, 2025, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$563,071	$(13,898)	$549,173
Loan originations/advances	1,038	—	1,038
Principal repayments (1)	(769)	—	(769)
Amortization of loan origination and deferred exit fees	240	—	240
Deferred interest capitalized on real estate loan	631	—	631
Origination fees and extension fees received on commercial loans	(354)	—	(354)
Reversal of credit losses	—	1,481	1,481
Balance at End of Period	$563,857	$(12,417)	$551,440
____________
(1)
Includes paydown of $750 on a real estate loan for a payment in transit which was received subsequent to quarter end. The amount was recorded within prepaid expenses and other assets on the consolidated balance sheet as of March 31, 2025.

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the three months ended March 31, 2025:

	Commercial Mortgage Loans	Unfunded Loan Commitments	Total
Balance at beginning of period	$(13,898)	$(96)	$(13,994)
Reversal of credit losses	1,481	15	1,496
Ending allowance for credit losses	$(12,417)	$(81)	$(12,498)

The following table presents the activity in the Company’s allowance for credit losses for the three months ended March 31, 2024:

	Commercial Mortgage Loans	Unfunded Loan Commitments	Total
Balance at beginning of period	$(21,849)	$(289)	$(22,138)
(Provision for) reversal of credit losses	(404)	67	(337)
Ending allowance for credit losses	$(22,253)	$(222)	$(22,475)

As of March 31, 2025, the Company had a total current expected credit loss (“CECL”) reserve of $12,498, which included an asset-specific component of $8,180 related to four loans. During the three months ended March 31, 2025, the Company decreased the CECL reserve by $1,496. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

As of March 31, 2024 the Company had a total CECL reserve of $22,475, which included an asset-specific component of $17,427 related to five loans. During the three months ended March 31, 2024, the Company increased the CECL reserve by $337. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions.

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

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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

As of March 31, 2025, 11 loans had a risk rating of 2, eight had a risk rating of 3, three had a risk rating of 4 and three had a risk rating of 5. As of December 31, 2024, 13 loans had a risk rating of 2, six had a risk rating of 3, four had a risk rating of 4 and two had a risk rating of 5.

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of March 31, 2025 and December 31, 2024:

Loan Type	Collateral Type	March 31, 2025	December 31, 2024
Senior	Office	$3,332	$—	(1)
Senior	Multifamily	—	212	(2)
Credit	Office	4,000	4,000	(3)
Senior	Office	—	937	(4)
Senior	Office	—	1,080	(5)
Senior	Office	780	803	(6)
Senior	Industrial	—	187	(7)
Senior	Multifamily	68	—	(8)
Total		$8,180	$7,219
____________
(1)
The loan is secured by an office property in Charlotte, NC with an outstanding balance of $23,165 and no unfunded commitment as of March 31, 2025, and a maturity date of October 9, 2025. During the quarter ended September 30, 2024, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. In February 2025, the Company was notified that the borrower was delinquent on paying the property manager and, as a result, the Company notified the borrower that they were in default of the loan agreement. The Company began foreclosure procedures in March 2025 with expected completion by the end of August 2025. The Company has recorded an asset-specific CECL reserve of $3,332 on the loan as of March 31, 2025 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 5 as of March 31, 2025. The loan was placed on nonaccrual status as of March 1, 2025.
(2)
The loan is secured by a multifamily property in Arlington, TX with an outstanding balance of $24,331 and no unfunded commitment as of March 31, 2025, and a maturity date of December 9, 2025. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. The loan has a risk rating of 3 as of March 31, 2025.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

(3)
The loan is secured by an office property in Las Vegas, NV with an outstanding balance of $5,880 and no unfunded commitment as of March 31, 2025, and a maturity date of October 6, 2024 for which the Company has recorded an asset-specific CECL reserve of $4,000 as of March 31, 2025. The office property has a single tenant that will possibly vacate the property at the end of its lease term, which is after the loan maturity date. The Company has negotiated a possible settlement with the borrower which is reflected in the asset-specific CECL reserve. The loan has a risk rating of 5 as of March 31, 2025 and has been on nonaccrual status since July 1, 2024.
(4)
The loan is secured by an office property in Memphis, TN with an outstanding balance of $2,862 and no unfunded commitment as of March 31, 2025 and a maturity date of November 9, 2026. During the fourth quarter of 2024, the borrower sold a property included in the loan and paid down the principal balance of $5,072, and the Company extended the loan for one year. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. The loan has a risk rating of 3 as of March 31, 2025.
(5)
The loan is secured by an office property in San Diego, CA with an outstanding balance of $13,626 and an unfunded commitment of $669 as of March 31, 2025, and a maturity date of October 9, 2025. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. The loan has a risk rating of 4 as of March 31, 2025.
(6)
The loan is secured by an office property in Honolulu, HI with an outstanding balance of $12,700 and no unfunded commitment as of March 31, 2025. The loan matured on April 9, 2023 and was accruing default interest. On March 18, 2025, the Company extended the loan maturity date to February 9, 2026 to allow the borrower to obtain long-term financing or other bridge financing. As part of the extension, the borrower made a principal reduction payment of $750 and paid other considerations. See “Loan Modifications” below for further information. The Company has recorded an asset-specific CECL reserve of $780 as of March 31, 2025 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 3 as of March 31, 2025.
(7)
The loan is secured by an industrial property in Mangonia Park, FL with an outstanding balance of $17,096 and an unfunded commitment of $402 as of March 31, 2025. The loan matured on April 9, 2025, and the borrower is working on refinancing the property. The Company expects the loan to be paid off in May 2025. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. The loan has a risk rating of 4 as of March 31, 2025.
(8)
The loan is secured by a multifamily property in Kansas City, MO with an outstanding balance of $38,933 and no unfunded commitment as of March 31, 2025. The loan matured on January 9, 2025. The Company had an agreement with the borrower to extend the loan pending the borrower making an equity infusion to pay down the loan. The borrower was unable to make the required payment to the Company. The Company began foreclosure procedures in March 2025 and acquired the property through a non-judicial foreclosure transaction on May 1, 2025. The Company has recorded an asset-specific CECL reserve of $68 as of March 31, 2025 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 5 as of March 31, 2025. The loan was placed on nonaccrual status as of March 1, 2025.

During the three months ended March 31, 2025 and 2024, the Company recognized $767 and $123, respectively, in interest income related to the nonaccrual status loans prior to being placed on nonaccrual status. During the three months ended March 31, 2025 and 2024, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three months ended March 31, 2025 and 2024, the total interest income forgone on the loans on nonaccrual status was $572 and $1,480, respectively.

Loan Modifications

The Company may amend or modify a loan based on its specific facts and circumstances. These modifications are often in the form of a term extension to provide the borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan. Such extensions are generally made at the loan’s contractual interest rate and may require an extension fee be paid to the Company. During the three months ended March 31, 2025, the Company made one such modification which is disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a term extension to February 9, 2026 for a senior loan secured by an office property located in Honolulu, HI described above. The modification provided for $750 in

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

principal paydown and payments toward cash flow reserve deposit and modification fee of $600 and $50, respectively. The modification also provides for the accrued maturity default interest of $631 on the loan as of March 31, 2025 to be repaid as deferred commitment fee upon loan maturity. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $11,920, which is net of $780 of asset-specific CECL reserve on the loan, representing 2.2% of the Company’s commercial mortgage loans as of March 31, 2025. During the three months ended March 31, 2024, the Company made no such modifications which are disclosable under ASU 2022-02.

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

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of March 31, 2025, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of March 31, 2025 and December 31, 2024.

On March 10, 2021, the Company, through a wholly owned subsidiary, entered into a loan and security agreement and a promissory note (collectively, the “WA Credit Facility”) with Western Alliance Bank (“Western Alliance”). The WA Credit Facility provided for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consisted of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible became ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrued interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, the Company extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. The Company had an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility required maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750, until the calendar quarter ended on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ended on September 30, 2023. Failure to meet the minimum deposit balance resulted in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances were not maintained. The Company paid off the outstanding balance on the WA Credit Facility in May 2024. The Company decided the WA Credit Facility was no longer necessary and chose not to renew it when it matured on March 10, 2025.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The JPM Repo Facility, Atlas Repo Facility (prior to its maturity) and WA Credit Facility (prior to its maturity) (collectively, the “Facilities”) are used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Facilities as of March 31, 2025 and December 31, 2024 are as follows:

March 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$357,835	$937	$497,218	6.73%	1,132
Total Repurchase Facilities — commercial mortgage loans	$526,076	$357,835	$937	$497,218	6.73%	1,132

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222

(1)
Excluding $0 of unamortized debt issuance costs as of March 31, 2025 and December 31, 2024.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable. During the three months ended March 31, 2025, the total monthly payments were $314 and the interest due under the participation agreement was $309. As a result, the excess of $5 resulted in a paydown of accrued and unpaid interest. The participation payments have been included within interest expense in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company had $789 and $764, respectively, in accrued but unpaid interest on the two properties.

The following tables detail the Company’s loan participations sold as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$35,865	$35,999	SOFR+1.7%	n/a	0.86
Senior participations (3) (5)	3	$48,538	$48,538	SOFR+2.0%	n/a	0.86

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3) (5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of March 31, 2025 and December 31, 2024, the loan participations sold were non-recourse to the Company.
(3)
During the three months ended March 31, 2025 and 2024, the Company recorded $764 and $626 of interest expense related to loan participations sold, respectively.
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

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Three months ended March 31, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980

	Preferred Stock	Common Stock
Three months ended March 31, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168
Ending balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares since January 1, 2024.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through March 31, 2025, the Company had not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2024.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the three months ended March 31, 2025 and 2024. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Three months ended March 31, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4219	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	N/A	0.0346	—	0.0102	N/A
Net distributions declared per share	$0.4219	$0.3126	$0.3126	$0.2780	$—	$0.3024	$0.3126

	Preferred Stock	Common Stock
Three months ended March 31, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4219	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	N/A	0.0360	—	0.0106	N/A
Net distributions declared per share	$0.4219	$0.3126	$0.3126	$0.2766	$—	$0.3020	$0.3126

As of March 31, 2025 and December 31, 2024, distributions declared but not yet paid amounted to $1,052 and $1,051, respectively.

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

shares for diluted earnings per share. There were zero antidilutive restricted shares for both the three months ended March 31, 2025 and 2024. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income per share attributable to common stockholders computation for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net income attributable to common stockholders	$2,453	$1,904
Weighted average shares outstanding, basic	10,117,998	10,116,192
Dilutive effect of restricted stock	477	339
Weighted average shares outstanding, diluted	10,118,475	10,116,531
Net income attributable to common stockholders per share, basic and diluted	$0.24	$0.19

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of March 31, 2025, the Company had 12 such loans with a total remaining future funding commitment of $9,351. As of December 31, 2024, the Company had 14 such loans with a total remaining future funding commitment of $10,615. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company operates as one reportable segment, as defined by GAAP, which originates and acquires mortgage loans and related assets for the three months ended March 31, 2025 and 2024. The segment derives its income primarily from interest from its portfolio of commercial mortgage loans secured by real estate and related assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) assesses performance for the segment and decides how to allocate resources based on net interest income and net income (loss) which are reported on the accompanying consolidated statements of operations as net interest income and net income (loss), respectively. All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer.

Note 10 – Transactions with Related Parties

As of March 31, 2025, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of March 31, 2025, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2025 and 2024 and the amount due to related parties as of March 31, 2025 and December 31, 2024:

	Three months ended March 31,		Payable as of March 31,	Payable as of December 31,
	2025	2024	2025	2024
Advisory fee (1)	$789	$805	$261	$265
Loan fees(2)	77	58	756	734
Accrued stockholder servicing fee (3)	—	—	401	408
Total	$866	$863	$1,418	$1,407

(1)
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
(2)
The Company pays the Advisor all new loan origination and administrative fees related to CRE loans held for investment, to the extent that such fees are paid by the borrower. Pursuant to the Sub-Advisory Agreement, the Advisor generally will reallow a portion of loan fees and all administrative fees to the Sub-Advisor.
(3)
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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the three months ended March 31, 2025, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the three months ended March 31, 2025, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of March 31, 2025 with a vesting date after January 1, 2024.

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

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $8, in the aggregate, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $45 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.16 years. There were no restricted shares that vested during the three months ended March 31, 2025 and 2024.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	3,471	$17.29
Granted	—	—
Vested	—	—
Converted	—	—
Forfeited	—	—
Outstanding at March 31, 2025	3,471	$17.29

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$59,123	$59,123	$64,549	$64,549
Commercial mortgage loans, net	551,440	551,440	549,173	549,173
Total	$610,563	$610,563	$613,722	$613,722
Financial liabilities
Repurchase agreements — commercial mortgage loans	$357,835	$357,835	$360,677	$360,677
Loan participations — sold	48,538	48,538	48,524	48,524
Total	$406,373	$406,373	$409,201	$409,201

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.6 years), are not delinquent or impaired (except for three loans impaired as of March 31, 2025 and one loan impaired as of December 31, 2024, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For two out of the three impaired loans as of March 31, 2025, the CECL reserve was recorded based on the Company’s estimation of the fair value of the loans’ aggregate underlying collateral as of March 31, 2025. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The Company estimated the fair value of these loans by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. As of March 31, 2025, the significant unobservable input used to estimate the fair value of these loans is the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.25% to 8.50% and had weighted average of 6.35%. For the third impaired loan as of March 31, 2025, which was also impaired as of December 31, 2024, the CECL reserve was recorded based on the expected proceeds from the loan. This loan is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the significant unobservable input used to estimate

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

the fair value of this loan is the expected loss based on a possible repayment amount that the Company has negotiated with the borrower.

•
The estimated fair values of repurchase agreements – commercial mortgage loans and loan participations sold are Level 3 fair value measurements based on expected present value techniques. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements and loan participations sold with similar characteristics and credit quality. The carrying value of these instruments approximates fair value as the fair value of these instruments is not materially sensitive to shifts in market interest rates because of the floating interest rates on these instruments.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Real Estate Owned

The following table presents the real estate owned (“REO”) assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Land	$5,833	$5,833
Building and improvements	34,060	34,122
Furniture, fixtures and equipment	463	343
Accumulated depreciation	(1,074)	(665)
Real estate owned, net	$39,282	$39,633

During the three months ended March 31, 2025 and 2024, the Company incurred $409 and $0 of depreciation expense, respectively.

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$3,811	$3,811
Acquired above-market lease value	31	31
Accumulated amortization	(1,398)	(873)
Acquired lease intangible assets, net	$2,444	$2,969
Intangible liabilities:
Acquired below-market lease value	$451	$451
Accumulated amortization	(71)	(47)
Acquired lease intangible liabilities, net	$380	$404

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

Three months ended March 31, 2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$519
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(6)
Acquired below-market leases	24
Net rental income increase	$18

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2025 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2025 (remainder of year)	$994	$12	$69
2026	547	3	82
2027	362	—	75
2028	202	—	60
2029	166	—	58
Thereafter	158	—	36
Total	$2,429	$15	$380

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Rental Revenue as a Lessor

The table below presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, and assuming no expiring leases are renewed, as of March 31, 2025. Leases for the multifamily property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2025 (remainder of year)	$1,969
2026	1,897
2027	1,508
2028	1,020
2029	878
Thereafter	1,154
Total	$8,426

Note 14 – Subsequent Events

The Company has evaluated subsequent events through May 9, 2025, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Common Stock Distributions

On April 29, 2025, the Company announced that the Board authorized distributions to stockholders of record as of April 30, 2025, payable on or about May 19, 2025 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0114	—	0.0034	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0928	$—	$0.1008	$0.1042

Foreclosure

On May 1, 2025, the Company acquired, through a non-judicial foreclosure transaction, a multifamily property located in Kansas City, MO. The property previously collateralized a senior loan with an outstanding balance of $38,933 and no unfunded commitment as of March 31, 2025. The loan was on nonaccrual status, and the Company had recorded an asset-specific CECL reserve of $68 on this loan as of March 31, 2025. The transaction was accounted for as an asset acquisition under applicable GAAP guidance.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025 (the “Annual Report”), some of which are briefly summarized below:

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

The following discussion and analysis relate to the three months ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Recent Developments

The CRE and CRE debt markets have improved as the Federal Reserve began lowering the interest rate in the second half of 2024 but signaled a pause to allow them to evaluate the impact of the implemented rate reductions. With the rate reductions, we observed the CRE debt market activity increasing with spreads tightening and more collateralized loan obligations entering the market. We believe the Federal Reserve will hold rates at current levels through at least the first half of 2025 and that the CRE debt markets will continue to be competitive which may improve the refinance market. While CRE properties have generally stabilized, office properties continue to incur significant challenges due to lower occupancies which, in turn, has reduced rental income.

We did not originate any new loans during 2024 or during the first three months of 2025 as we focused on maintaining our liquidity with several of our loans approaching maturity. During the first quarter of 2025, we funded $1.0 million and received paydown of $0.8 million on existing loans. During 2025, we will continue to focus on extending or restructuring our maturing loans with an emphasis on obtaining principal reductions.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. Our primary focus continues to be on refinance risk and our CECL reserve will place emphasis on loans with maturity dates nine months forward from the reporting date.

Company Strategic Plan

As described in our Annual Report on Form 10-K for the year ended December 31, 2024, we are continuing to focus on positioning the portfolio to pursue a potential future strategic alternative when capital market conditions have improved, in order to maximize stockholder value and potentially provide our investors with access to some level of liquidity. There is no assurance that the Company will be able to successfully implement any strategic plan. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors. We will provide updates as the Company considers appropriate or as required under applicable law.

Q1 2025 Highlights

Operating Results:

•
Net income attributable to common stockholders was $2.5 million, or $0.24 per share, during the three months ended March 31, 2025, which included $1.5 million in reversal of credit losses.
•
During the first quarter of 2025, we declared gross distributions at an annual rate of $1.25 per common share, which represents an annualized rate of 7.7% on our aggregate NAV of $16.1342 as of March 31, 2025. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the three months ended March 31, 2025.
•
Our loan portfolio increased 0.4% to $551.4 million during the three months ended March 31, 2025. The increase includes $1.0 million in advances on previously originated loans and $1.5 million of reversal of credit losses, and is partially offset by $0.8 million in loan repayments.
•
22 out of our 25 loans were current on their contractual interest payments during the three months ended March 31, 2025.
•
As of March 31, 2025, 3 out of our 25 loans were on nonaccrual status. After being placed on nonaccrual status, any cash collected, including any interest payments, on such loans is applied against their principal balance.

Capital Markets and Financing Activity:

•
We had net repayments of $2.8 million on our repurchase agreements during the three months ended March 31, 2025.
•
During the three months ended March 31, 2025, we paid a total of $4.6 million in distributions to common and preferred stockholders.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended March 31, 2025.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of March 31, 2025 and December 31, 2024:

Floating vs. Fixed Rate Debt Investments:

March 31, 2025	December 31, 2024

All Investments by Type:

March 31, 2025	December 31, 2024

Loans by Property Type:

March 31, 2025	December 31, 2024

Loans by Region:

March 31, 2025	December 31, 2024

An investment’s region is defined according to the below map based on the location of underlying property.

There were no changes in our loan portfolio by property type and by region as of March 31, 2025 compared to December 31, 2024.

Commercial Mortgage Loans Held for Investment

	As of March 31, 2025	As of December 31, 2024
Principal balance of first mortgage loans	$549,572	$549,303
Number of first mortgage loans	23	23
Principal balance of credit loans	$13,380	$13,380
Number of credit loans	2	2
Total balance of loans	$562,952	$562,683
Total number of loans	25	25
All-in yield (1)	6.7%	7.6%
Weighted average years to maximum maturity	1.6	1.8
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of March 31, 2025.

The size of our portfolio did not change during the three months ended March 31, 2025. The decrease in the all-in yield was primarily driven by the loans placed on nonaccrual status.

The table below presents select loan information for each of our commercial mortgage loans as of March 31, 2025:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$12,700	SOFR+4.70%	9.0%	2/9/26 (7)	HI	Office	67.0%	3
2	6/18/19	First mortgage	47,016	SOFR+2.75%	7.1%	7/9/26	TX	Office	72.2%	4
3	8/15/19	First mortgage	2,862	SOFR+4.20%	8.5%	11/9/26	TN	Office	44.6%	3
4	9/27/19	First mortgage	13,626	SOFR+3.10%	7.4%	10/9/25	CA	Office	74.5%	4
5	10/4/19	First mortgage	23,165	SOFR+2.90%	(2)	10/9/26 (8)	NC	Office	60.9%	5
6	2/28/20	First mortgage	9,850	SOFR+3.50%	7.8%	6/9/25	FL	Retail	77.7%	2
7	5/26/21	First mortgage	16,135	SOFR+3.10%	7.5%	6/9/26	NV	Multifamily	79.6%	2
8	11/12/21	First mortgage	25,696	SOFR+2.90%	7.3%	11/9/26	TX	Multifamily	73.2%	2
9	11/16/21	First mortgage	24,331	SOFR+3.05%	7.5%	12/9/25	TX	Multifamily	73.7%	3
10	11/17/21	First mortgage	25,625	SOFR+2.85%	7.3%	12/9/26	SC	Multifamily	71.5%	2
11	12/9/21	First mortgage	39,217	SOFR+3.05%	7.5%	12/9/26	GA	Multifamily	71.7%	2
12	12/15/21	First mortgage	25,656	SOFR+3.20%	7.6%	1/9/27	OR	Multifamily	70.2%	2
13	1/14/22	First mortgage	38,933	SOFR+3.40%	(2)	1/9/26 (9)	MO	Multifamily	80.0%	5
14	1/26/22	First mortgage	15,496	SOFR+3.55%	7.9%	10/9/25	NJ	Industrial	63.1%	3
15	1/28/22	First mortgage	15,260	SOFR+3.30%	7.6%	2/9/27	NC	Multifamily	69.9%	2
16	2/25/22	First mortgage	30,000	SOFR+3.04%	7.4%	3/9/27	NY	Mixed Use	66.7%	2
17	3/1/22	First mortgage	29,472	SOFR+3.40%	7.7%	3/9/27	TX	Multifamily	77.7%	2
18	3/25/22	First mortgage	17,096	SOFR+3.30%	7.6%	4/9/27 (10)	FL	Industrial	69.7%	4
19	4/7/22	First mortgage	15,227	SOFR+3.25%	7.6%	4/9/27	SC	Multifamily	69.0%	3
20	4/19/22	First mortgage	20,602	SOFR+3.40%	7.7%	5/9/26	TX	Multifamily	76.3%	3
21	6/13/22	First mortgage	51,373	SOFR+3.45%	7.8%	6/9/27	TX	Multifamily	73.1%	3
22	9/1/22	First mortgage	27,944	SOFR+3.90%	8.2%	9/9/27	NC	Multifamily	63.4%	2
23	11/17/22	First mortgage	22,290	SOFR+3.90%	8.2%	12/9/27	AL	Multifamily	69.6%	3
24	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
25	10/4/19	Credit	5,880	10.00%	(2)	10/6/24 (11)	NV	Office	75.2%	5
			$562,952		6.7%				71.7%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of March 31, 2025, an 80% undivided senior interest in each of loan numbers 1 and 5, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”)+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.

(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan numbers 5, 13 and 25 are on nonaccrual basis as of March 31, 2025 and excluded from the total. The total is the weighted average of the stated yield, excluding any default interest, as of March 31, 2025. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of March 31, 2025, the weighted average SOFR floor was 0.68%.
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
(7)
The loan matured on April 9, 2023 and was accruing default interest. On March 18, 2025, the Company extended the loan maturity date to February 9, 2026 to allow the borrower to obtain long-term financing or bridge financing to pay-off the existing loan. The property securing the loan is class A office and was 94% occupied as of March 2025. The Company has reviewed the loan and based on the estimated LTV recorded a $0.8 million asset-specific CECL reserve as of March 31, 2025.
(8)
The loan matures on October 9, 2025. In February 2025, the Company was notified that the borrower was delinquent on paying the property manager and, as a result, the Company notified the borrower that they were in default of the loan agreement. The Company began foreclosure procedures in March 2025 and expects to complete the process by the end of August 2025. The Company has reviewed the loan and based on the estimated LTV recorded a $3.3 million asset-specific CECL reserve as of March 31, 2025. The loan was placed on nonaccrual status effective March 1, 2025.
(9)
The loan matured on January 9, 2025. The Company had an agreement with the borrower to extend the loan pending the borrower making an equity infusion to pay down the loan. The borrower was unable to make the required payment to the Company. The Company began foreclosure procedures in March 2025 and acquired the property through a non-judicial foreclosure transaction on May 1, 2025. The Company has reviewed the loan and based on the estimated LTV recorded a $0.1 million asset-specific CECL reserve as of March 31, 2025. The loan was placed on nonaccrual status effective March 1, 2025.
(10)
The loan matured on April 9, 2025, and the borrower is working on refinancing the property. The Company expects the loan to be paid off in May 2025.
(11)
The loan has no unfunded commitment and matured on October 6, 2024. The borrower is current on all debt service payments. The property is occupied by a single tenant that is possibly exiting the property at the end of its lease. The Company has negotiated with the borrower a possible repayment at an amount less than the outstanding balance. The Company has recorded a $4.0 million asset-specific CECL reserve on this loan as of March 31, 2025. The loan has been on nonaccrual status since July 1, 2024.

The following table allocates the loan principal balance and the net loan exposure based on our internal risk ratings as of March 31, 2025:

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	11	252,355	250,700
3	8	164,881	151,713
4	3	77,738	76,784
5	3	67,978	42,328
Total	25	$562,952	$521,525
Add: Unamortized (fees)/costs, net		$905
Less: Allowance for credit losses		(12,417)
Commercial mortgage loans at cost, net		$551,440

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

As of March 31, 2025 and December 31, 2024, we had total borrowings of $357,835 and $360,677, respectively. During the three months ended March 31, 2025 and the year ended December 31, 2024, we had weighted average borrowings of $387,315 and $459,902 and weighted average borrowing costs of 6.7% and 7.7%, respectively.

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

The following table shows selected data for our REO in our portfolio as of March 31, 2025:

Property	Property Type	Location	Rentable Square Feet (RSF) / Number of Units	% Leased
REO 1	Office	Addison, TX	141,180	79.7%
REO 2	Office	Irving, TX	100,359	73.7%
REO 3	Multifamily	Portland, OR	64	65.6%

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Three months ended March 31,
	2025			2024
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$563,238	$10,451	7.4%	$719,993	$14,474	8.0%
Total/Weighted Average	$563,238	$10,451	7.4%	$719,993	$14,474	8.0%
Interest-bearing liabilities:
Repurchase agreements— commercial mortgage loans	$358,308	$6,036	6.7%	$440,818	$8,638	7.8%
Credit facility—loans	—	—	—	9,498	212	8.8%
Loan participations sold, net	29,007	455	6.3%	57,226	626	4.3%
Total/Weighted Average	$387,315	$6,491	6.7%	$507,542	$9,476	7.4%
Net interest income/spread		$3,960	0.7%		$4,998	0.6%
Average leverage % (5)		220.2%		238.9%
Weighted average levered yield (6)			9.0%			9.3%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $608 and $638 for the three months ended March 31, 2025 and 2024, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $309 and $0 of participation payments for the three months ended March 31, 2025 and 2024, respectively, related to the REO.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the paydown of the principal balance as loans matured or were foreclosed on and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio.

Revenue from Real Estate

Our revenue from real estate during the three months ended March 31, 2025 and 2024 was $1,528 and $0, respectively. The increase in revenue was primarily due to the acquisition of three properties during the second half of 2024.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three months ended March 31,
	2025	2024
Advisory fee	$789	$805
Amortization of debt finance costs	343	403
Directors compensation	19	20
Professional service fees	267	281
Real estate operating expenses (1)	655	—
Depreciation and amortization	928	—
Other expenses	334	391
Total operating expenses	$3,335	$1,900
____________
(1)
The amount for the three months ended March 31, 2025 is presented net of $408 in employee retention credits received during the period. These credits relate to the Renaissance O’Hare property that we owned from August 20, 2020 through September 28, 2023.

Total operating expenses for the three months ended March 31, 2025 and 2024 were $3,335 and $1,900, respectively. The primary driver of the increase in total operating expenses was the acquisition of three properties during the second half of 2024.

Net Income

For the three months ended March 31, 2025 and 2024, our net income was $3,948 and $3,399, respectively. The increase in net income was primarily due to a decrease in the CECL reserve, partially offset by a reduction in net interest income as the loan portfolio decreased.

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

Our FFO and MFFO are calculated as follows:

	Three months ended March 31,
	2025	2024
Net income attributable to common stockholders	$2,453	$1,904
Depreciation and amortization	928	—
Funds from operations (FFO) attributable to common stockholders	$3,381	$1,904

Amortization of debt financing costs	$343	$403
(Reversal of) provision for credit losses	(1,496)	337
Amortization of acquired lease intangibles, net	(18)	—
Straight-line expense, net	(110)	—
Modified funds from operations (MFFO) attributable to common stockholders	$2,100	$2,644

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

The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of March 31, 2025 ($ and shares in thousands):

Components of NAV	As of March 31, 2025
Commercial mortgage loans	$555,676
Real estate owned	43,746
Cash and cash equivalents and restricted cash	59,123
Other assets	5,364
Repurchase agreements - commercial mortgage loans	(357,835)
Loan participations sold	(48,538)
Due to related parties	(1,418)
Distributions payable	(1,052)
Interest payable	(2,409)
Accrued stockholder servicing fees (1)	(244)
Other liabilities	(1,576)
Preferred stock	(87,592)
Net asset value attributable to common stock	$163,245
Number of outstanding common shares	10,118

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of March 31, 2025, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of March 31, 2025, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of March 31, 2025 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$138,056	$12,064	$4,728	$—	$777	$7,618	$163,245
Number of outstanding shares	8,563	746	290	—	48	471	10,118
NAV per share as of March 31, 2025	$16.1228	$16.1741	$16.2841	$—	$16.1873	$16.1744	$16.1342

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of March 31, 2025
Stockholders’ equity per GAAP	$243,887
Adjustments:
Unamortized stockholder servicing fee and other expenses	404
Real estate owned non-cash adjustments	2,227
Credit losses reserve - non-specific portion	4,318
Net asset value	$250,836
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	1,023
Net asset value attributable to common stock	$163,245

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

Our primary sources of funds for liquidity consist of net cash provided by operating activities, repayments of our outstanding loans by borrowers, proceeds from repurchase agreements and other financing arrangements, future issuances of equity and/or debt securities and any follow-on public offerings of common stock. As of March 31, 2025, we had $59.1 million in cash, $168 million in available capacity on our borrowing facilities and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point.

Our primary liquidity needs include advances on our current loan portfolio, commitments to repay the principal and interest on our borrowings, funding our operations, distributions to our stockholders and originating any new loans. We believe we have sufficient liquidity to meet our current needs. In the future we may seek additional sources of liquidity to fund our growth which may include the sale of common or preferred stock or additional financing through repurchase agreements, collateralized loan obligations, sale of loan participations or other borrowings.

Cash Flow Analysis

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$2,828	$4,164
Net cash (used in) provided by investing activities	(723)	28,778
Net cash used in financing activities	(7,531)	(26,689)
Net (decrease) increase in cash and cash equivalents	$(5,426)	$6,253

We experienced a net decrease in cash and cash equivalents of $5,426 for the three months ended March 31, 2025 compared to a net increase of $6,253 for the three months ended March 31, 2024. During the three months ended March 31, 2025, we funded $1,038 on existing mortgage loans, received $19 in principal payments from our loans, paid down $2,842 on our borrowing facilities, and paid distributions of $4,647.

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

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of March 31, 2025, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of March 31, 2025 and December 31, 2024.

On March 10, 2021, we, through our wholly owned subsidiary, entered into a credit facility with Western Alliance Bank (the “WA Credit Facility”). The WA Credit Facility provided for loan advances up to the lesser of $75,000 or the borrowing base. The borrowing base consisted of eligible assets pledged to and accepted by Western Alliance in its discretion up to the lower of (i) 60% to 70% of loan-to-unpaid balance or (ii) 45% to 50% of the loan-to-appraised value (depending on the property type underlying the asset, for both (i) and (ii)). Assets that would otherwise be eligible became ineligible after being pledged as part of the borrowing base for 36 months. Advances under the WA Credit Facility accrued interest at an annual rate equal to one-month LIBOR plus 3.25% with a floor of 0.75%. The initial maturity date of the WA Credit Facility was March 10, 2023. On March 9, 2023, we extended the maturity date of the WA Credit Facility to March 10, 2025, modified that loan advances are up to the lesser of $40,000 or the borrowing base, and changed the index rate from LIBOR to SOFR. In addition, the spread increased to 3.50% and the floor to 2.50%. We had an option to convert the loan made pursuant to the WA Credit Facility upon its initial maturity to a term loan with the same interest rate and floor and a maturity of two years in exchange for, among other things, a conversion fee of 0.25% of the outstanding amount at the time of conversion. The WA Credit Facility required maintenance of an average unrestricted aggregate deposit account balance with Western Alliance of not less than $3,750 until the calendar quarter ended on June 30, 2023 and not less than $5,000 commencing with the calendar quarter ended on September 30, 2023. Failure to meet the minimum deposit balance resulted in, among other things, the interest rate of the WA Credit Facility increasing by 0.50% per annum for each quarter in which the compensating balances were not maintained. We paid off the outstanding balance on the WA Credit Facility in May 2024. We decided the WA Credit Facility was no longer necessary and chose not to renew it when it matured on March 10, 2025.

The JPM Repo Facility, Atlas Repo Facility (prior to its maturity) and WA Credit Facility (prior to its maturity) (collectively, the “Facilities”) are used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of March 31, 2025 and December 31, 2024:

March 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$357,835	$937	$497,218	6.73%	1,132
Total Repurchase Facilities — commercial mortgage loans	$526,076	$357,835	$937	$497,218	6.73%	1,132

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222

(1)
Excludes $0 of unamortized debt issuance costs as of March 31, 2025 and December 31, 2024.

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

The following tables detail our loan participations sold as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$35,865	$35,999	SOFR+1.7%	n/a	0.86
Senior participations (3) (5)	3	$48,538	$48,538	SOFR+2.0%	n/a	0.86

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3) (5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of March 31, 2025 and December 31, 2024, the loan participations sold were non-recourse to us.
(3)
During the three months ended March 31, 2025 and 2024, we recorded $764 and $626 of interest expense related to loan participations sold, respectively.
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

Distributions

Common Stock

The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since January 1, 2024. The amount of distributions that we may pay in the future is not certain.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through March 31, 2025, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2024.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2024.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2024	$1.6875	$0.421875
June 15, 2024	$1.6875	$0.421875
September 15, 2024	$1.6875	$0.421875
December 15, 2024	$1.6875	$0.421875
March 15, 2025	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Three months ended March 31,
	2025	2024
Distributions to Holders of Common Stock
Paid in cash	$3,152	$3,150
Reinvested in shares	—	—
Total distributions	$3,152	$3,150
Cash flows from operating activities	$2,828	$4,164

During the three months ended March 31, 2025, 90% of our distributions were paid from cash flows from operating activities generated during the period, and the remainder was paid using cash generated during prior periods. During the three months ended March 31, 2024, 100% of our distributions were paid from cash flows from operating activities generated during the period.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 8 – Commitments and Contingencies.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the three months ended March 31, 2025 and 2024, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of both March 31, 2025 and December 31, 2024, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2024 to March 31, 2025 was primarily due to the changes in the portfolio relating to payoffs, paydowns and draws.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2025	December 31, 2024
(-) 50 Basis Points	(4.49)%	(4.43)%
(-) 25 Basis Points	(2.25)%	(2.22)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.25%	2.22%
(+) 50 Basis Points	4.49%	4.43%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We did not have any sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

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

As of March 31, 2025, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, the Board suspended the SRP. In connection with such suspension, the Board also suspended the primary portion of the Second Public Offering (the “Primary Offering”) and the DRP, effective as of February 10, 2023. The Primary Offering, the SRP, and the DRP shall each remain suspended unless and until such time as the Board approves their resumption.

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

As of March 31, 2025, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

Repurchases of Common Stock

We adopted an SRP, effective May 3, 2019 (currently suspended), whereby on a monthly basis, stockholders who have held our shares of common stock for at least one year may request that we repurchase all or any portion of their shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests. Because there is no public market for our shares, stockholders may have difficulty selling their shares if we choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month, in our discretion, or if our Board modifies, suspends or terminates the SRP.

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

During the three months ended March 31, 2025, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the three months ended March 31, 2025, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Title:	Chief Executive Officer
(principal executive officer)
Date:	May 9, 2025

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 9, 2025