Form 10-Q
period 2025-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2025-08-08
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 470,980 shares of Class I common stock, 745,881 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$27,025	$64,549
Commercial mortgage loans:
Commercial mortgage loans at cost	515,188	563,071
Allowance for credit losses	(11,309)	(13,898)
Commercial mortgage loans at cost, net	503,879	549,173
Real estate owned, net of depreciation	76,769	39,633
Acquired lease intangible assets, net	2,542	2,969
Deferred debt finance costs	1,096	453
Accrued interest receivable	2,210	2,741
Due from related parties	1,023	—
Prepaid expenses and other assets	1,846	1,797
Total assets	$616,390	$661,315
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$317,852	$360,677
Loan participations sold, net	47,753	48,524
Acquired lease intangible liabilities, net	356	404
Due to related parties	1,481	1,407
Accrued interest payable	2,216	2,349
Distributions payable	1,052	1,051
Accrued expenses and other liabilities	2,336	2,324
Total liabilities	373,046	416,736

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of June 30, 2025 and December 31, 2024	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of June 30, 2025 and December 31, 2024	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of as of June 30, 2025 and December 31, 2024	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 470,980 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid in capital	340,562	339,524
Accumulated deficit	(97,232)	(94,959)
Total stockholders’ equity	243,344	244,579
Total liabilities and stockholders’ equity	$616,390	$661,315

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income:
Interest income	$10,456	$14,983	$21,515	$30,095
Less: Interest expense	(6,416)	(9,356)	(13,216)	(18,832)
Net interest income	4,040	5,627	8,299	11,263
Revenue from real estate	1,887	—	3,415	—
Total income	5,927	5,627	11,714	11,263
Operating expenses:
Advisory fee	784	799	1,573	1,604
Amortization of debt finance costs	329	369	672	772
Directors compensation	19	19	38	39
Professional service fees	282	212	549	493
Real estate operating expenses	1,390	—	2,045	—
Depreciation and amortization	1,281	—	2,209	—
Other expenses	321	324	655	715
Total operating expenses	4,406	1,723	7,741	3,623
Other income:
Reversal of credit losses	1,016	1,086	2,512	749
Realized gain on disposition of commercial loan	536	—	536	—
Total other income	1,552	1,086	3,048	749
Net income	3,073	4,990	7,021	8,389
Series A Preferred Stock dividends	(1,496)	(1,496)	(2,991)	(2,991)
Net income attributable to common stockholders	$1,577	$3,494	$4,030	$5,398
Net income attributable to common stockholders per share basic and diluted	$0.16	$0.35	$0.40	$0.53
Weighted average number of shares of common stock
Basic	10,117,998	10,116,191	10,117,998	10,116,186
Diluted	10,118,906	10,116,975	10,118,689	10,116,748

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended June 30, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2025	$4	$9	$1	$—	$—	$—	$—	$339,532	$(95,659)	$243,887
Reimbursement of offering costs (Note 10)	—	—	—	—	—	—	—	1,023	—	1,023
Net income	—	—	—	—	—	—	—	—	3,073	3,073
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,150)	(3,150)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,496)	(1,496)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance at June 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,562	$(97,232)	$243,344

For the Three Months Ended June 30, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,554	$(90,291)	$249,277
Offering costs	—	—	—	—	—	—	—	(36)	—	(36)
Net income	—	—	—	—	—	—	—	—	4,990	4,990
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,150)	(3,150)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,496)	(1,496)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance at June 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,525	$(89,947)	$249,592

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Six Months Ended June 30, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,524	$(94,959)	$244,579
Reimbursement of offering costs (Note 10)	—	—	—	—	—	—	—	1,023	—	1,023
Net income	—	—	—	—	—	—	—	—	7,021	7,021
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,303)	(6,303)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance at June 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,562	$(97,232)	$243,344

For the Six Months Ended June 30, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,581	$(89,044)	$250,551
Offering costs	—	—	—	—	—	—	—	(71)	—	(71)
Net income	—	—	—	—	—	—	—	—	8,389	8,389
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,301)	(6,301)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance at June 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,525	$(89,947)	$249,592

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$7,021	$8,389
Adjustments to reconcile net income to cash provided by operations:
Gain on disposition of commercial loan	(536)	—
Reversal of credit losses	(2,512)	(749)
Depreciation and amortization expense	2,209	—
Amortization of acquired above- and below-market leases, net	(37)	—
Amortization of equity-based compensation	15	15
Amortization of debt finance costs to operating expense	672	772
Amortization of loan extension fees	(477)	(227)
Changes in assets and liabilities:
Accrued interest receivable	(100)	(527)
Accrued expenses and other liabilities	2	(152)
Accrued interest payable	(84)	423
Due to related parties	(52)	(70)
Prepaid expenses and other assets	(49)	42
Net cash provided by operating activities	6,072	7,916
Cash flows from investing activities:
Origination/funding of commercial loans	(1,498)	(5,387)
Loan extension fees received on commercial loans	404	164
Principal repayments of commercial loans	11,835	43,410
Real estate capital expenditures	(70)	—
Net cash provided by investing activities	10,671	38,187
Cash flows from financing activities:
Payment of offering costs	(14)	(90)
Proceeds from repurchase agreements	—	8,201
Principal repayments of repurchase agreements	(42,825)	(42,695)
Principal repayments of credit facility	—	(9,498)
Principal repayments of loan participations	(820)	(1,000)
Debt finance costs	(1,315)	(1,316)
Distributions paid to common stockholders	(6,302)	(6,300)
Distributions paid to preferred stockholders	(2,991)	(2,991)
Net cash used in financing activities	(54,267)	(55,689)
Net change in cash, cash equivalents and restricted cash	(37,524)	(9,586)
Cash, cash equivalents and restricted cash at beginning of period	64,549	54,143
Cash, cash equivalents and restricted cash at end of period	$27,025	$44,557
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$140	$(268)
Interest paid	$13,300	$18,408
Offering cost reimbursement receivable from related parties (Note 10)	$1,023	$—
Net assets acquired upon foreclosure of commercial loan	$38,859	$—
Deferred interest capitalized on real estate loan	$631	$—
Accrued stockholder servicing fee due to related party	$(14)	$(19)

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

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

June 30, 2025

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

Please refer to “Note 14 – Subsequent Events” for updates to the Company’s business after June 30, 2025.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the six months ended June 30, 2025.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements. As of June 30, 2025 and December 31, 2024, no restricted cash was held by the Company.

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

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Accounting Pronouncements Recently Issued but Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s 2025 annual consolidated financial statements.

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

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of June 30, 2025 and December 31, 2024:

June 30, 2025

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	21	$500,576	$1,232	$(8,159)	$493,649	7.6%	0.5
Credit loans	2	13,380	—	(3,150)	10,230	9.2%	1.3
Total and average	23	$513,956	$1,232	$(11,309)	$503,879	7.6%	0.6

December 31, 2024

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	23	$549,303	$388	$(9,898)	$539,793	7.7%	0.6
Credit loans	2	13,380	—	(4,000)	9,380	9.2%	1.9
Total and average	25	$562,683	$388	$(13,898)	$549,173	7.7%	0.6

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On June 15, 2025, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 4.31%. On December 15, 2024, the SOFR rate reset to 4.40%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

For the six months ended June 30, 2025, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$563,071	$(13,898)	$549,173
Loan originations/advances	1,498	—	1,498
Principal repayments	(11,292)	—	(11,292)
Amortization of loan origination and deferred exit fees	545	—	545
Deferred interest capitalized on real estate loan	631	—	631
Origination fees and extension fees received on commercial loans	(332)	—	(332)
Transfer on foreclosure to real estate owned (1)	(38,933)	—	(38,933)
Reversal of credit losses	—	2,521	2,521
Charge-offs (1)	—	68	68
Balance at End of Period	$515,188	$(11,309)	$503,879

(1)
Relates to the acquisition of a property secured by a senior loan in May 2025. See Note 13 – “Real Estate Owned” for additional information.

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the six months ended June 30, 2025:

	Commercial Mortgage Loans	Unfunded Loan Commitments	Total
Balance at beginning of period	$(13,898)	$(96)	$(13,994)
Reversal of (provision for) credit losses	2,521	(9)	2,512
Charge-offs (1)	68	—	68
Ending allowance for credit losses	$(11,309)	$(105)	$(11,414)

(1)
Relates to the acquisition of a property secured by a senior loan in May 2025. See Note 13 – “Real Estate Owned” for additional information.

The following table presents the activity in the Company’s allowance for credit losses for the six months ended June 30, 2024:

	Commercial Mortgage Loans	Unfunded Loan Commitments	Total
Balance at beginning of period	$(21,849)	$(289)	$(22,138)
Reversal of credit losses	631	118	749
Ending allowance for credit losses	$(21,218)	$(171)	$(21,389)

As of June 30, 2025, the Company had a total current expected credit loss (“CECL”) reserve of $11,414, which included an asset-specific component of $6,698 related to three loans. During the six months ended June 30, 2025, the Company decreased the CECL reserve by $2,580, which includes $68 charge-off related to one loan. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

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

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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

As of June 30, 2025, 10 loans had a risk rating of 2, five had a risk rating of 3, six had a risk rating of 4 and two had a risk rating of 5. As of December 31, 2024, 13 loans had a risk rating of 2, six had a risk rating of 3, four had a risk rating of 4 and two had a risk rating of 5.

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of June 30, 2025 and December 31, 2024:

Loan Type	Collateral Type	June 30, 2025	December 31, 2024
Senior	Office	$2,312	$—	(1)
Senior	Multifamily	—	212	(2)
Credit	Office	3,150	4,000	(3)
Senior	Office	1,236	937	(4)
Senior	Office	—	1,080	(5)
Senior	Office	—	803	(6)
Senior	Industrial	—	187	(7)
Total		$6,698	$7,219
____________
(1)
The loan was secured by an office property in Charlotte, NC with an outstanding balance of $22,892 and no unfunded commitment as of June 30, 2025, and a maturity date of October 9, 2025. In February 2025, the Company was notified that the borrower was delinquent on paying the property manager and, as a result, the Company notified the borrower that they were in default of the loan agreement. The Company began foreclosure procedures in March 2025 and acquired the property through a non-judicial foreclosure transaction on July 2, 2025. The Company had recorded an asset-specific CECL reserve of $2,312 on the loan as of June 30, 2025 as the estimated value of the property securing the loan was below the loan balance. The loan had a risk rating of 5 as of June 30, 2025 and had been on nonaccrual status since March 1, 2025.
(2)
The loan is secured by a multifamily property in Arlington, TX with an outstanding balance of $24,331 and no unfunded commitment as of June 30, 2025, and a maturity date of December 9, 2025. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. During the quarter ended June 30, 2025, the Company reviewed the property performance and estimated

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of June 30, 2025. The loan has a risk rating of 4 as of June 30, 2025.
(3)
The loan is secured by an office property in Las Vegas, NV with an outstanding balance of $5,880 and no unfunded commitment as of June 30, 2025, and a maturity date of October 6, 2024 for which the Company has recorded an asset-specific CECL reserve of $3,150 as of June 30, 2025. On July 1, 2025, the Company entered into a forbearance and modification agreement with the borrower, which extended the maturity date of the loan to December 31, 2025. In addition, the Company agreed to accept $2,250 for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $500 in July 2025 that will be applied against the required amounts due. The loan has a risk rating of 5 as of June 30, 2025 and has been on nonaccrual status since July 1, 2024.
(4)
The loan is secured by an office property in Memphis, TN with an outstanding balance of $2,862 and no unfunded commitment as of June 30, 2025 and a maturity date of November 9, 2026. During the fourth quarter of 2024, the borrower sold a property included in the loan and paid down the principal balance of $5,072, and the Company extended the loan for one year. The Company has recorded an asset-specific CECL reserve of $1,236 as of June 30, 2025 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 4 as of June 30, 2025.
(5)
The loan is secured by an office property in San Diego, CA with an outstanding balance of $13,626 and an unfunded commitment of $669 as of June 30, 2025, and a maturity date of October 9, 2025. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. During the quarter ended June 30, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of June 30, 2025. The loan has a risk rating of 4 as of June 30, 2025.
(6)
The loan is secured by an office property in Honolulu, HI with an outstanding balance of $12,700 and no unfunded commitment as of June 30, 2025. The loan matured on April 9, 2023 and was accruing default interest. On March 18, 2025, the Company extended the loan maturity date to February 9, 2026 to allow the borrower to obtain long-term financing or other bridge financing. As part of the extension, the borrower made a principal reduction payment of $750 and paid other considerations. See “Loan Modifications” below for further information. During the quarter ended June 30, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. The loan has a risk rating of 3 as of June 30, 2025.
(7)
The loan was secured by an industrial property in Mangonia Park, FL with an outstanding balance of $17,096 and no unfunded commitment as of June 30, 2025. The loan matured on April 9, 2025. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. The loan was paid-off in full including all outstanding accrued interest in July 2025. The loan had a risk rating of 4 as of June 30, 2025.

During the three and six months ended June 30, 2025, the Company recognized $0 and $767, respectively, in interest income related to the nonaccrual status loans prior to such loans being placed on nonaccrual status. During the three and six months ended June 30, 2024, the Company recognized $0 and $123, respectively, in interest income related to the nonaccrual status loans prior to such loans being placed on nonaccrual status. During the three and six months ended June 30, 2025 and 2024, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three and six months ended June 30, 2025, the total interest income forgone on the loans on nonaccrual status was $1,084 and $1,656, respectively. For the three and six months ended June 30, 2024, the total interest income forgone on the loans on nonaccrual status was $1,602 and $3,082, respectively.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

During the three months ended June 30, 2025, the Company made no such modifications that are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). During the six months ended June 30, 2025, the Company made one such modification which is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a term extension to February 9, 2026 for a senior loan secured by an office property located in Honolulu, HI described above. The modification provided for $750 in principal paydown and payments toward cash flow reserve deposit and modification fee of $600 and $50, respectively. The modification also provides for the accrued maturity default interest of $631 on the loan as of March 31, 2025 to be repaid as deferred commitment fee upon loan maturity. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $12,700, representing 2.5% of the Company’s commercial mortgage loans as of June 30, 2025.

During the three and six months ended June 30, 2024, the Company made one such modification that is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a two-year term extension, which can be further extended by one year subject to certain terms and conditions, for a senior loan secured by an office property located in Charlotte, NC described above. The Company waived maturity default interest of $738 on the loan. No principal was forgiven as a result of the modification. The modification provides for payment-in-kind of any accrued interest that exceeds a per annum rate of 4%. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $20,762, which is net of $1,854 of asset-specific CECL reserve on the loan, representing 3.0% of the Company’s commercial mortgage loans as of June 30, 2024.

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

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2025, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of June 30, 2025 and December 31, 2024.

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

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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

The details of the Facilities as of June 30, 2025 and December 31, 2024 are as follows:

June 30, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$317,852	$771	$448,496	6.72%	1,041
Total Repurchase Facilities — commercial mortgage loans	$526,076	$317,852	$771	$448,496	6.72%	1,041

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222

(1)
Excluding $0 of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024.

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

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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

On July 2, 2024, the Company acquired legal title to two office properties through non-judicial foreclosure transactions. The underlying loan was subject to the loan participation agreement. Upon foreclosure, the Company is still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable. During the three and six months ended June 30, 2025, the total monthly payments were $111 and $425, respectively, and the interest due under the participation agreement was $312 and $621, respectively. As a result, the shortfall of $201 and $196 during the three and six months ended June 30, 2025, respectively, resulted in an increase in accrued but unpaid interest. The participation payments have been included within interest expense in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company had $871 and $764, respectively, in accrued but unpaid interest on the two properties.

The following tables detail the Company’s loan participations sold as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$35,592	$35,760	SOFR+1.7%	n/a	0.61
Senior participations (3) (5)	3	$47,753	$47,753	SOFR+2.0%	n/a	0.61

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3) (5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of June 30, 2025 and December 31, 2024, the loan participations sold were non-recourse to the Company.
(3)
During the six months ended June 30, 2025 and 2024, the Company recorded $1,478 and $1,456, respectively, of interest expense related to loan participations sold.
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

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Six months ended June 30, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980

	Preferred Stock	Common Stock
Six months ended June 30, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168
Administrative correction	—	—	(6)	—	—	—	—
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	469,168

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares since January 1, 2024.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through June 30, 2025, the Company had not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2024.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the six months ended June 30, 2025 and 2024. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Six months ended June 30, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8438	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	N/A	0.0690	—	0.0204	N/A
Net distributions declared per share	$0.8438	$0.6252	$0.6252	$0.5562	$—	$0.6048	$0.6252

	Preferred Stock	Common Stock
Six months ended June 30, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8438	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	N/A	0.0715	—	0.0211	N/A
Net distributions declared per share	$0.8438	$0.6252	$0.6252	$0.5537	$—	$0.6041	$0.6252

As of June 30, 2025 and December 31, 2024, distributions declared but not yet paid amounted to $1,052 and $1,051, respectively.

Note 7 – Net Income Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 908 and 691 antidilutive restricted shares for the three and six months ended June 30, 2025, respectively. There were 784 and 562 antidilutive restricted shares for the three and six months ended June 30, 2024, respectively. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income per share attributable to common stockholders computation for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$1,577	$3,494	$4,030	$5,398
Weighted average shares outstanding, basic	10,117,998	10,116,191	10,117,998	10,116,186
Dilutive effect of restricted stock	908	784	691	562
Weighted average shares outstanding, diluted	10,118,906	10,116,975	10,118,689	10,116,748
Net income attributable to common stockholders per share, basic and diluted	$0.16	$0.35	$0.40	$0.53

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of June 30, 2025, the Company had 10 such loans with a total remaining future funding commitment of $7,899. As of December 31, 2024, the Company had 14 such loans with a total remaining future funding commitment of $10,615. The Company could

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company operates as one reportable segment, as defined by GAAP, which originates and acquires mortgage loans and related assets for the six months ended June 30, 2025 and 2024. The segment derives its income primarily from interest from its portfolio of commercial mortgage loans secured by real estate and related assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) assesses performance for the segment and decides how to allocate resources based on net interest income and net income (loss) which are reported on the accompanying consolidated statements of operations as net interest income and net income (loss), respectively. All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer.

Note 10 – Transactions with Related Parties

As of June 30, 2025, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of June 30, 2025, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2025 and 2024 and the amount due to related parties as of June 30, 2025 and December 31, 2024:

	Three months ended June 30,		Six months ended June 30,		Payable as of June 30,	Payable as of December 31,
	2025	2024	2025	2024	2025	2024
Organization and offering expense reimbursement (1)	$—	$2	$—	$2	$—	$—
Advisory fee (2)	784	799	1,573	1,604	261	265
Loan fees(3)	96	26	173	84	825	734
Accrued stockholder servicing fee (4)	—	—	—	—	395	408
Total	$880	$827	$1,746	$1,690	$1,481	$1,407

(1)
The Company reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Public Offerings, provided the Advisor and the Sub-Advisor have agreed to reimburse the Company to the extent that the organization and offering expenses related to the Public Offerings that the Company incurs exceeds 15% of its gross proceeds from the Public Offerings. As of June 30, 2025, the Company has recorded a receivable of $1,023 from the Advisor and the Sub-Advisor related to the reimbursement of offering costs. This receivable is reported on the accompanying consolidated balance sheet as due from related parties.
(2)
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

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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
(3)
The Company pays the Advisor all new loan origination and administrative fees related to CRE loans held for investment, to the extent that such fees are paid by the borrower. Pursuant to the Sub-Advisory Agreement, the Advisor generally will reallow a portion of loan fees and all administrative fees to the Sub-Advisor.
(4)
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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the six months ended June 30, 2025, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the six months ended June 30, 2025, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of June 30, 2025 with a vesting date after January 1, 2024.

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

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $15, in the aggregate, for the three and six months ended June 30, 2025, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $15, in the aggregate, for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company had $38 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 0.9 years. There were no restricted shares that vested during the six months ended June 30, 2025 and 2024.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	3,471	$17.29
Granted	—	—
Vested	—	—
Converted	—	—
Forfeited	—	—
Outstanding at June 30, 2025	3,471	$17.29

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$27,025	$27,025	$64,549	$64,549
Commercial mortgage loans, net	503,879	503,879	549,173	549,173
Total	$530,904	$530,904	$613,722	$613,722
Financial liabilities
Repurchase agreements — commercial mortgage loans	$317,852	$317,852	$360,677	$360,677
Loan participations — sold	47,753	47,753	48,524	48,524
Total	$365,605	$365,605	$409,201	$409,201

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.6 years), are not delinquent or impaired (except for two loans impaired as of June 30, 2025 and one loan impaired as of December 31, 2024, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For one of the two impaired loans as of June 30, 2025, the CECL reserve was recorded based on the Company’s estimation of the fair value of the loan’s aggregate underlying collateral as of June 30, 2025. This loan is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The Company estimated the fair value of this loan by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. As of June 30, 2025, the significant unobservable input used to estimate the fair value of this loan is the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which was 8.50%. For the second impaired loan as of June 30, 2025, which was also impaired as of December 31, 2024, the CECL reserve was recorded based on the expected proceeds from the loan. This loan is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the significant unobservable input used to estimate the fair value of this loan is the expected loss based on a possible repayment amount that the Company has negotiated with the borrower.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 13 – Real Estate Owned

2025 Acquisitions

During the six months ended June 30, 2025, the Company acquired one multifamily property located in Kansas City, MO through a non-judicial foreclosure transaction. The property previously collateralized a senior loan. The acquisition was accounted for as an asset acquisition under applicable GAAP guidance. The property was recorded on the Company’s consolidated balance sheet based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on an appraisal performed by an independent third-party appraiser.

The following table shows additional information about the acquisition, including the fair value of the assumed assets and liabilities on the acquisition date:

Kansas City, MO
Acquisition date	May 1, 2025
Number of properties	1
Property type	Multifamily
Amortized cost basis of loan as of acquisition date	$38,933
CECL reserve as of acquisition date	$68
Loan risk rating as of acquisition date	5
CECL reserve charge-off upon acquisition	$68

Land	$1,778
Building and improvements	35,123
Furniture, fixtures and equipment	1,185
Acquired in-place lease value	773
Total	$38,859

The Company recognized a gain of $536 upon the foreclosure transaction, which represents total assets received, net of liabilities assumed, less carrying value of loan adjusted for interest, extension fee and CECL reserve. The gain is reported on the accompanying consolidated statement of operations as realized gain on disposition of commercial loan.

On July 14, 2025, the Company entered into a contract for sale of the Kansas City property for a purchase price of $40,100 and received $780 earnest money from the buyer on July 18, 2025. The property will be classified as held for sale once the buyer completes its due diligence of the asset. The Company expects to complete the sale of the property in the third quarter of 2025.

2024 Acquisitions

During the year ended December 31, 2024, the Company acquired legal title to two office properties, one located in Addison, TX, and the other located in Irving, TX, and one multifamily property located in Portland, OR through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance, and the Company intends to hold these properties as real estate held for use with the intent to eventually sell when the market improves. The properties were recorded on the Company’s consolidated balance sheet based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table shows additional information about the acquisitions, including the fair value of the assumed assets and liabilities on the acquisition dates:

	Addison and Irving, TX	Portland, OR
Acquisition date	July 2, 2024	October 23, 2024
Number of properties	2	1
Property type	Office	Multifamily
Amortized cost basis of loan as of acquisition date	$24,411	$29,476
CECL reserve as of acquisition date	$281	$9,884
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$855	$9,577

Land	$3,858	$1,975
Building and improvements	17,071	16,989
Furniture, fixtures and equipment	—	343
Acquired in-place lease value	3,526	285
Acquired above-market lease value	31	—
Acquired below-market lease value	(451)	—
Total	$24,035	$19,592

Real Estate Owned

The following table presents the real estate owned (“REO”) assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Land	$7,611	$5,833
Building and improvements	69,190	34,122
Furniture, fixtures and equipment	1,653	343
Accumulated depreciation	(1,685)	(665)
Real estate owned, net	$76,769	$39,633

During the three and six months ended June 30, 2025 the Company incurred $611 and $1,020 of depreciation expense, respectively. During both the three and six months ended June 30, 2024 the Company incurred $0 of depreciation expense.

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$4,584	$3,811
Acquired above-market lease value	31	31
Accumulated amortization	(2,073)	(873)
Acquired lease intangible assets, net	$2,542	$2,969
Intangible liabilities:
Acquired below-market lease value	$451	$451
Accumulated amortization	(95)	(47)
Acquired lease intangible liabilities, net	$356	$404

As of June 30, 2025, the weighted-average amortization period for the acquired in-place lease intangibles of the property acquired during the six months ended June 30, 2025 was 0.3 years.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$670	$1,189
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(5)	$(11)
Acquired below-market leases	24	48
Net rental income increase	$19	$37

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2025 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2025 (remainder of year)	$1,096	$7	$45
2026	547	3	82
2027	362	—	75
2028	203	—	60
2029	166	—	58
Thereafter	158	—	36
Total	$2,532	$10	$356

Rental Revenue as a Lessor

The table below presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, and assuming no expiring leases are renewed, as of June 30, 2025. Leases for the multifamily properties are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2025 (remainder of year)	$1,415
2026	2,198
2027	1,734
2028	1,236
2029	1,088
Thereafter	1,351
Total	$9,022

Note 14 – Subsequent Events

The Company has evaluated subsequent events through August 8, 2025, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Common Stock Distributions

On July 30, 2025, the Company announced that the Board authorized distributions to stockholders of record as of July 31, 2025, payable on or about August 19, 2025 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0118	—	0.0035	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0924	$—	$0.1007	$0.1042

Loan Modification

On July 1, 2025, the Company made one modification that is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company entered into a forbearance and modification agreement with the borrower under a credit loan secured by an office property located in Las Vegas, NV, which extended the maturity date to December 31, 2025, as described in Note 3 – “Commercial Mortgage Loans Held for Investment”. In addition, the Company agreed to accept $2,250 for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $500 in July 2025 that will be applied against the required amounts due. The loan’s modified terms were included in the determination of the CECL reserve as of June 30, 2025. The loan had an amortized cost basis of $2,730, which is net of $3,150 of asset-specific CECL reserve on the loan, representing 0.5% of the Company’s commercial mortgage loans as of June 30, 2025.

Foreclosure

On July 2, 2025, the Company acquired, through a non-judicial foreclosure transaction, an office property located in Charlotte, NC. The property previously collateralized a senior loan with an outstanding balance of $22,892 and no unfunded commitment as of June 30, 2025. The loan was on nonaccrual status, and the Company had recorded an asset-specific CECL reserve of $2,312 on this loan as of June 30, 2025. The transaction was accounted for as an asset acquisition under applicable GAAP guidance.

Kansas City Property

On July 14, 2025, the Company entered into a contract for sale of the Kansas City property for a purchase price of $40,100 and received $780 earnest money from the buyer on July 18, 2025. The property had a net carrying value of $38,392 as of June 30, 2025. The property will be classified as held for sale once the buyer completes its due diligence of the asset. The Company expects to complete the sale of the property in the third quarter of 2025.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025 (the “Annual Report”) and subsequent Quarterly Reports on Form 10-Q, some of which are briefly summarized below:

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
•
We have in the past and may in the future foreclose on certain of the loans we originate or acquire, which could result in losses that negatively impact our results of operations and financial condition;
•
As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate;
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

The following discussion and analysis relate to the three and six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Recent Developments

The CRE and CRE debt markets have improved as the Federal Reserve began lowering the interest rate in the second half of 2024 but signaled a pause to allow them to evaluate the impact of the implemented rate reductions. The Federal Reserve continues to predict two rate cuts during 2025, but it is uncertain when or if they will occur. The CRE debt market has been active with the stability of the lower interest rates. We believe the CRE debt markets will continue to be competitive and may become more active if the Federal Reserve lowers rates in the second half of 2025. If activity increases, interest rate spreads will likely tighten and should provide existing loans with more refinance opportunities. Office properties continue to see challenges as tenants adjust to the work from home arrangements. We do not believe this will improve during 2025.

We did not originate any new loans during 2024 or during the first six months of 2025 as we focused on maintaining our liquidity with several of our loans approaching maturity. During the second quarter of 2025, we funded $0.5 million and received paydowns of $10.5 million on existing loans. We also foreclosed on one loan with an outstanding principal balance of $38.9 million resulting in the acquisition of a multifamily property. During 2025, we will continue to focus on extending or restructuring our maturing loans with an emphasis on obtaining principal reductions or loan payoffs.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. Our primary focus continues to be on refinance risk and our CECL reserve will place emphasis on loans with maturity dates nine months forward from the reporting date.

Company Strategic Plan

The Company’s management has been analyzing the portfolio impact of liquidating the real estate in the portfolio and potentially redeploying those proceeds into newly originated first mortgage loans. The goal is to position the portfolio in order to attempt to pursue a future strategic transaction when capital market conditions have improved, in order to maximize stockholder value and potentially provide our investors with access to some level of liquidity. There is no assurance that the Company will be able to successfully implement any strategic plan. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors. We will provide updates as the Company considers appropriate or as required under applicable law.

Q2 2025 Highlights

Operating Results:

•
Net income attributable to common stockholders was $1.6 million, or $0.16 per share, during the three months ended June 30, 2025, which included $1.0 million in reversal of credit losses.
•
During the second quarter of 2025, we declared gross distributions at an annual rate of $1.25 per common share, which represents an annualized rate of 7.8% on our aggregate NAV of $16.1070 as of June 30, 2025. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the three months ended June 30, 2025.

•
On May 1, 2025, we acquired legal title to a multifamily property located in Kansas City, MO (the “Kansas City property”) through a non-judicial foreclosure transaction. The Kansas City property previously collateralized a senior loan with an amortized cost basis of $38.9 million with a CECL reserve of $0.1 million at the time of the acquisition. The Kansas City property was recorded at $38.9 million based on the estimated fair value at acquisition. On July 14, 2025, we entered into a contract for sale of the Kansas City property for a purchase price of $40.1 million and received $0.8 million earnest money from the buyer on July 18, 2025. The Kansas City property will be classified as held for sale once the buyer completes its due diligence of the asset. We expect to complete the sale of the Kansas City property in the third quarter of 2025.
•
Our loan portfolio decreased 8.6% to $503.9 million during the three months ended June 30, 2025. The decrease includes $10.5 million in loan repayments and a loan transferred on foreclosure to real estate owned of $38.9 million, partially offset by $0.5 million in advances on previously originated loans and $1.0 million of reversal of credit losses.
•
21 out of our 23 loans were current on their contractual interest payments during the three months ended June 30, 2025.
•
As of June 30, 2025, 2 out of our 23 loans were on nonaccrual status. After being placed on nonaccrual status, any cash collected, including any interest payments, on such loans is applied against their principal balance.

Capital Markets and Financing Activity:

•
We had net repayments of $40.0 million on our repurchase agreements during the three months ended June 30, 2025.
•
During the three months ended June 30, 2025, we paid a total of $4.6 million in distributions to common and preferred stockholders.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended June 30, 2025.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”) and our loan portfolio by collateral type and geographical region as of June 30, 2025 and December 31, 2024:

Floating vs. Fixed Rate Debt Investments:

June 30, 2025	December 31, 2024

All Investments by Type:

June 30, 2025	December 31, 2024

Loans by Property Type:

June 30, 2025	December 31, 2024

Loans by Region:

June 30, 2025	December 31, 2024

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our loan portfolio by property type and by region as of June 30, 2025 compared to December 31, 2024 were primarily due to transfer of a loan to REO upon foreclosure and loans that were repaid by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of June 30, 2025	As of December 31, 2024
Principal balance of first mortgage loans	$500,576	$549,303
Number of first mortgage loans	21	23
Principal balance of credit loans	$13,380	$13,380
Number of credit loans	2	2
Total balance of loans	$513,956	$562,683
Total number of loans	23	25
All-in yield (1)	7.2%	7.6%
Weighted average years to maximum maturity	1.4	1.8
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of June 30, 2025.

The decrease in the size of our portfolio is primarily due to loan payoffs and foreclosure of a loan with no new loans originated during the six months ended June 30, 2025. The decrease in the all-in yield was primarily driven by the changes in the composition of loans in the portfolio.

The table below presents select loan information for each of our commercial mortgage loans as of June 30, 2025:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$12,700	SOFR+4.70%	9.0%	2/9/26 (7)	HI	Office	67.0%	3
2	6/18/19	First mortgage	47,476	SOFR+2.75%	7.0%	7/9/26	TX	Office	72.2%	4
3	8/15/19	First mortgage	2,862	SOFR+4.20%	8.5%	11/9/26 (8)	TN	Office	44.6%	4
4	9/27/19	First mortgage	13,626	SOFR+3.10%	7.4%	10/9/25	CA	Office	74.5%	4
5	10/4/19	First mortgage	22,892	SOFR+2.90%	(2)	10/9/26 (9)	NC	Office	60.9%	5
6	5/26/21	First mortgage	16,135	SOFR+3.10%	7.5%	7/9/26	NV	Multifamily	79.6%	2
7	11/12/21	First mortgage	25,696	SOFR+2.90%	7.3%	11/9/26	TX	Multifamily	73.2%	2
8	11/16/21	First mortgage	24,331	SOFR+3.05%	7.5%	12/9/25	TX	Multifamily	73.7%	4
9	11/17/21	First mortgage	25,625	SOFR+2.85%	7.3%	12/9/26	SC	Multifamily	71.5%	2
10	12/9/21	First mortgage	39,217	SOFR+3.05%	7.5%	12/9/26	GA	Multifamily	71.7%	2
11	12/15/21	First mortgage	25,655	SOFR+3.20%	7.6%	1/9/27	OR	Multifamily	70.2%	2
12	1/26/22	First mortgage	15,497	SOFR+3.55%	7.9%	10/9/25	NJ	Industrial	63.1%	3
13	1/28/22	First mortgage	15,260	SOFR+3.30%	7.6%	2/9/27	NC	Multifamily	69.9%	2
14	2/25/22	First mortgage	30,000	SOFR+3.04%	7.4%	3/9/27	NY	Mixed Use	66.7%	2
15	3/1/22	First mortgage	29,472	SOFR+3.40%	7.7%	3/9/27	TX	Multifamily	77.7%	2
16	3/25/22	First mortgage	17,096	SOFR+3.30%	7.6%	4/9/27 (10)	FL	Industrial	69.7%	4
17	4/7/22	First mortgage	15,227	SOFR+3.25%	7.6%	4/9/27	SC	Multifamily	69.0%	3
18	4/19/22	First mortgage	20,352	SOFR+3.40%	7.7%	5/9/26	TX	Multifamily	76.3%	3
19	6/13/22	First mortgage	51,223	SOFR+3.45%	7.8%	6/9/27	TX	Multifamily	73.1%	3
20	9/1/22	First mortgage	27,944	SOFR+3.90%	8.2%	9/9/27	NC	Multifamily	63.4%	2
21	11/17/22	First mortgage	22,290	SOFR+3.90%	8.2%	12/9/27	AL	Multifamily	69.6%	4
22	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
23	10/4/19	Credit	5,880	10.00%	(2)	10/6/24 (11)	NV	Office	75.2%	5
			$513,956		7.2%				70.9%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of June 30, 2025, an 80% undivided senior interest in each of loan numbers 1 and 5, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”)+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan numbers 5 and 23 are on nonaccrual basis as of

June 30, 2025 and excluded from the total. The total is the weighted average of the stated yield, excluding any default interest, as of June 30, 2025. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of June 30, 2025, the weighted average SOFR floor was 0.71%.
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
(7)
The loan matured on April 9, 2023 and was accruing default interest. On March 18, 2025, the Company extended the loan maturity date to February 9, 2026 to allow the borrower to obtain long-term financing or bridge financing to pay-off the existing loan. The property securing the loan is class A office and was 95% occupied as of June 2025.
(8)
The loan matures on November 9, 2026. The Company has reviewed the loan and based on the estimated LTV recorded a $1.2 million asset-specific CECL reserve as of June 30, 2025.
(9)
The loan had a maturity date of October 9, 2025. In February 2025, the Company was notified that the borrower was delinquent on paying the property manager and, as a result, the Company notified the borrower that they were in default of the loan agreement. The Company began foreclosure procedures in March 2025 and acquired the property through a non-judicial foreclosure transaction on July 2, 2025. The Company reviewed the loan and based on the estimated LTV recorded a $2.3 million asset-specific CECL reserve as of June 30, 2025. The loan had been on nonaccrual status since March 1, 2025.
(10)
The loan matured on April 9, 2025 and was paid off in July 2025.
(11)
The loan has no unfunded commitment and matured on October 6, 2024. The borrower is current on all debt service payments. On July 1, 2025, the Company entered into a forbearance and modification agreement with the borrower which extended the maturity date to December 31, 2025. In addition, the Company agreed to accept $2.3 million for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $0.5 million in July 2025 that will be applied against the required amounts due. The Company has recorded a $3.2 million asset-specific CECL reserve on this loan as of June 30, 2025. The loan has been on nonaccrual status since July 1, 2024.

The following table allocates the loan principal balance and the net loan exposure based on our internal risk ratings as of June 30, 2025:

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	10	242,504	240,837
3	5	114,999	104,081
4	6	127,681	124,409
5	2	28,772	5,095
Total	23	$513,956	$474,422
Add: Unamortized (fees)/costs, net		$1,232
Less: Allowance for credit losses		(11,309)
Commercial mortgage loans at cost, net		$503,879

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

As of June 30, 2025 and December 31, 2024, we had borrowings under repurchase agreements totaling $317,852 and $360,677, respectively, and loan participations sold, net, of $47,753 and $48,524, respectively. During the six months ended June 30, 2025 and the year ended December 31, 2024, we had weighted average borrowings, which include borrowings under repurchase agreements and loan participations sold, net, of $372,679 and $459,902, respectively, and weighted average borrowing costs, which also include borrowings under repurchase agreements and loan participations sold, net, of 6.7% and 7.7%, respectively.

Real Property

2025 Acquisitions

During the six months ended June 30, 2025, we acquired the Kansas City property through a non-judicial foreclosure transaction. The Kansas City property previously collateralized a senior loan. The acquisition was accounted for as an asset acquisition under applicable

GAAP guidance. The Kansas City property was recorded on our consolidated balance sheet based on the estimated fair value at acquisition. The fair market value estimate was determined based on an appraisal performed by an independent third-party appraiser.

The following table shows additional information about the acquisition:

Kansas City, MO
Acquisition date	May 1, 2025
Number of properties	1
Property type	Multifamily
Amortized cost basis of loan as of acquisition date	$38,933
CECL reserve as of acquisition date	$68
Loan risk rating as of acquisition date	5
CECL reserve charge-off upon acquisition	$68

We recognized a gain of $536 upon the foreclosure transaction, which represents total assets received, net of liabilities assumed, less carrying value of loan adjusted for interest, extension fee and CECL reserve.

On July 14, 2025, we entered into a contract for sale of the Kansas City property for a purchase price of $40,100 and received $780 earnest money from the buyer on July 18, 2025. The property will be classified as held for sale once the buyer completes its due diligence of the asset. We expect to complete the sale of the property in the third quarter of 2025.

2024 Acquisitions

During the year ended December 31, 2024, we acquired legal title to two office properties, one located in Addison, TX, and the other located in Irving, TX, and one multifamily property located in Portland, OR through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance, and we intend to hold these properties as real estate held for use with the intent to eventually sell when the market improves. The properties were recorded on our consolidated balance sheet based on the estimated fair value at acquisition. The fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

The following table shows additional information about the acquisitions:

	Addison and Irving, TX	Portland, OR
Acquisition date	July 2, 2024	October 23, 2024
Number of properties	2	1
Property type	Office	Multifamily
Amortized cost basis of loan as of acquisition date	$24,411	$29,476
CECL reserve as of acquisition date	$281	$9,884
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$855	$9,577

The following table shows selected data for our real estate in our portfolio as of June 30, 2025:

Property	Property Type	Location	Rentable Square Feet (RSF) / Number of Units	% Leased
REO 1	Office	Addison, TX	141,180	79.7%
REO 2	Office	Irving, TX	100,359	57.3%
REO 3	Multifamily	Portland, OR	64	56.3%
REO 4	Multifamily	Kansas City, MO	200	87.0%

Results of Operations

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Three months ended June 30,
	2025			2024
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$531,535	$10,128	7.5%	$708,783	$14,401	8.0%
Total/Weighted Average	$531,535	$10,128	7.5%	$708,783	$14,401	8.0%
Interest-bearing liabilities:
Repurchase agreements— commercial mortgage loans	$335,098	$5,702	6.7%	$428,604	$8,393	7.7%
Credit facility—loans	—	—	—	5,949	133	8.8%
Loan participations sold, net	28,242	402	5.6%	57,006	830	5.8%
Total/Weighted Average	$363,340	$6,104	6.6%	$491,559	$9,356	7.5%
Net interest income/spread		$4,024	0.9%		$5,045	0.5%
Average leverage % (5)		216.0%			226.3%
Weighted average levered yield (6)			9.5%			9.2%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $328 and $582 for the three months ended June 30, 2025 and 2024, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $312 and $0 of participation payments for the three months ended June 30, 2025 and 2024, respectively, related to the REO.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the paydown of the principal balance as loans matured or were foreclosed on and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the three months ended June 30, 2025 and 2024 was $1,887 and $0, respectively. The increase in revenue was primarily due to the acquisition of one property in May 2025 and three properties during the second half of 2024.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 and 2024 consisted of the following:

	Three months ended June 30,
	2025	2024
Advisory fee	$784	$799
Amortization of debt finance costs	329	369
Directors compensation	19	19
Professional service fees	282	212
Real estate operating expenses	1,390	—
Depreciation and amortization	1,281	—
Other expenses	321	324
Total operating expenses	$4,406	$1,723

Total operating expenses for the three months ended June 30, 2025 and 2024 were $4,406 and $1,723, respectively. The primary driver of the increase in total operating expenses was the acquisition of one property in May 2025 and three properties during the second half of 2024.

Net Income

For the three months ended June 30, 2025 and 2024, our net income was $3,073 and $4,990, respectively. The decrease in net income was primarily due to a reduction in net interest income as the loan portfolio decreased and an increase in real estate operating expenses and depreciation and amortization, partially offset by an increase in revenue from real estate.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Six months ended June 30,
	2025			2024
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$544,198	$20,579	7.5%	$714,388	$28,875	8.0%
Total/Weighted Average	$544,198	$20,579	7.5%	$714,388	$28,875	8.0%
Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$344,132	$11,738	6.8%	$434,711	$17,031	7.7%
Credit facility—loans	—	—	—	7,725	345	8.8%
Loan participations sold, net	28,547	857	6.0%	57,116	1,456	5.0%
Total/Weighted Average	$372,679	$12,595	6.7%	$499,552	$18,832	7.5%
Net interest income/spread		$7,984	0.8%		$10,043	0.5%
Average leverage % (5)		217.3%			232.5%
Weighted average levered yield (6)			9.3%			9.2%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.

(3)
Interest income excludes $936 and $1,220 for the six months ended June 30, 2025 and 2024, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $621 and $0 of participation payments for the six months ended June 30, 2025 and 2024, respectively, related to the REO.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to loan maturities and payoffs. The change in the weighted average levered yield was primarily due to the change in the composition of loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the six months ended June 30, 2025 and 2024, was $3,415 and $0, respectively. The increase in revenue was primarily due to the acquisition of one property in May 2025 and three properties during the second half of 2024.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 and 2024 consisted of the following:

	Six months ended June 30,
	2025	2024
Advisory fee	$1,573	$1,604
Amortization of debt finance costs	672	772
Directors compensation	38	39
Professional service fees	549	493
Real estate operating expenses (1)	2,045	—
Depreciation and amortization	2,209	—
Other expenses	655	715
Total operating expenses	$7,741	$3,623
____________
(1)
The amount for the six months ended June 30, 2025 is presented net of $408 in employee retention credits received during the period. These credits relate to the Renaissance O’Hare property that we owned from August 20, 2020 through September 28, 2023.

Total operating expenses for the six months ended June 30, 2025 and 2024 were $7,741 and $3,623, respectively. The primary driver of the increase in total operating expenses was the acquisition of one property in May 2025 and three properties during the second half of 2024.

Net Income

For the six months ended June 30, 2025 and 2024, our net income was $7,021 and $8,389, respectively. The decrease in net income was primarily due to a reduction in net interest income as the loan portfolio decreased and an increase in real estate operating expenses and depreciation and amortization, partially offset by an increase in revenue from real estate and a decrease in the CECL reserve.

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

Our FFO and MFFO are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$1,577	$3,494	$4,030	$5,398
Depreciation and amortization	1,281	—	2,209	—
Funds from operations (FFO) attributable to common stockholders	$2,858	$3,494	$6,239	$5,398

Amortization of debt financing costs	$329	$369	$672	$772
Reversal of credit losses	(1,016)	(1,086)	(2,512)	(749)
Amortization of acquired lease intangibles, net	(19)	—	(37)	—
Straight-line expense, net	(169)	—	(279)	—
Realized gain on disposition of commercial loan	(536)		(536)
Modified funds from operations (MFFO) attributable to common stockholders	$1,447	$2,777	$3,547	$5,421

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

The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of June 30, 2025 ($ and shares in thousands):

Components of NAV	As of June 30, 2025
Commercial mortgage loans	$508,490
Real estate owned	82,612
Cash and cash equivalents and restricted cash	27,025
Other assets	5,455
Repurchase agreements - commercial mortgage loans	(317,852)
Loan participations sold	(47,753)
Due to related parties	(1,481)
Distributions payable	(1,052)
Interest payable	(2,216)
Accrued stockholder servicing fees (1)	(251)
Other liabilities	(2,234)
Preferred stock	(87,772)
Net asset value attributable to common stock	$162,971
Number of outstanding common shares	10,118

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of June 30, 2025, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of June 30, 2025, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of June 30, 2025 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$137,819	$12,044	$4,725	$—	$776	$7,605	$162,971
Number of outstanding shares	8,563	746	290	—	48	471	10,118
NAV per share as of June 30, 2025	$16.0951	$16.1473	$16.2720	$—	$16.1658	$16.1477	$16.1070

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of June 30, 2025
Stockholders’ equity per GAAP	$243,344
Adjustments:
Unamortized stockholder servicing fee and other expenses	385
Related party receivable	(1,023)
Real estate owned non-cash adjustments	3,321
Credit losses reserve - non-specific portion	4,716
Net asset value	$250,743
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	842
Net asset value attributable to common stock	$162,971

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

•
Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans. Our Advisor estimates the fair value of our loan portfolio in accordance with the methodologies contained in our valuation guidelines approved by our Board. In general, the loan portfolio will be valued at amortized cost, subject to impairment testing. Beginning January 1, 2023, we have been required under GAAP to record a Current Expected Credit Loss (“CECL”) reserve on the CRE debt portfolio that will be adjusted at least quarterly. The analytical portion (which is based on a probability-weighted quantitative analytical model that considers the likelihood of default and loss-given-default for each individual loan) of the CECL reserve is excluded from the value of the loans. The value of the loans does include any specific reserves for collateral-dependent loans included in the CECL reserve amount. We believe this methodology is consistent with institutional valuation practices and provides an appropriate valuation for purposes of establishing a purchase and repurchase price for our shares of common stock as it relates to assets that are intended to be held to maturity.
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

Our valuation reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing our NAV calculation, our Advisor does not solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of our company. Real estate appraisals are reported on a free and clear basis (for example no mortgage), irrespective of any property-level financing that may be in place. The primary methodology used to value properties is the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches. Because the appraisals involve subjective judgments, the fair value of our assets, which is included in our NAV, may not reflect the liquidation value or net realizable value of our properties.

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

Following the aggregation of the NAV of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, the independent valuation advisor incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees. For each applicable class of shares, the stockholder servicing fees are calculated as a percentage of the aggregate NAV for such class of shares. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

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

Limits on the Calculation of Our Per Share NAV

The overarching principle of our valuation guidelines is to produce reasonable estimated values for each of our investments (and other assets and liabilities). However, the majority of our assets consist of real estate loans and, as with any real estate valuation protocol and as described above, the valuation of our loans (and other assets and liabilities) is based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in a different estimate of the value of our real estate loans (and other assets and liabilities). Any resulting potential disparity in our NAV per share may be in favor of stockholders whose shares are repurchased, existing stockholders or new purchasers of our common stock, as the case may be, depending on the circumstances at the time (for cases in which our transaction price is based on NAV).

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

Our primary sources of funds for liquidity consist of net cash provided by operating activities, repayments of our outstanding loans by borrowers, proceeds from repurchase agreements and other financing arrangements, future issuances of equity and/or debt securities and any follow-on public offerings of common stock. As of June 30, 2025, we had $27 million in cash, $208 million in available capacity on our borrowing facilities and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point.

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

Cash Flow Analysis

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$6,072	$7,916
Net cash provided by investing activities	10,671	38,187
Net cash used in financing activities	(54,267)	(55,689)
Net decrease in cash and cash equivalents	$(37,524)	$(9,586)

We experienced a net decrease in cash and cash equivalents of $37,524 for the six months ended June 30, 2025 compared to a net decrease of $9,586 for the six months ended June 30, 2024. During the six months ended June 30, 2025, we funded $1,498 on existing mortgage loans, received $11,835 in principal payments from our loans, paid down $42,825 on our borrowing facilities, and paid distributions of $9,293.

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

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2025, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of June 30, 2025 and December 31, 2024.

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

The tables below show our Facilities as of June 30, 2025 and December 31, 2024:

June 30, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$317,852	$771	$448,496	6.72%	1,041
Total Repurchase Facilities — commercial mortgage loans	$526,076	$317,852	$771	$448,496	6.72%	1,041

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222

(1)
Excludes $0 of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024.

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

The following tables detail our loan participations sold as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$35,592	$35,760	SOFR+1.7%	n/a	0.61
Senior participations (3) (5)	3	$47,753	$47,753	SOFR+2.0%	n/a	0.61

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3) (5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of June 30, 2025 and December 31, 2024, the loan participations sold were non-recourse to us.
(3)
During the six months ended June 30, 2025 and 2024, we recorded $1,478 and $1,456, respectively, of interest expense related to loan participations sold.
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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through June 30, 2025, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2024.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2024.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2024	$1.6875	$0.421875
June 15, 2024	$1.6875	$0.421875
September 15, 2024	$1.6875	$0.421875
December 15, 2024	$1.6875	$0.421875
March 15, 2025	$1.6875	$0.421875
June 15, 2025	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Six months ended June 30,
	2025	2024
Distributions to Holders of Common Stock
Paid in cash	$6,302	$6,300
Reinvested in shares	—	—
Total distributions	$6,302	$6,300
Cash flows from operating activities	$6,072	$7,916

During the six months ended June 30, 2025, 96% of our distributions were paid from cash flows from operating activities generated during the period, and the remainder was paid using cash generated during prior periods. During the six months ended June 30, 2024, 100% of our distributions were paid from cash flows from operating activities generated during the period.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 8 – Commitments and Contingencies.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the six months ended June 30, 2025 and 2024, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of June 30, 2025 and December 31, 2024, our debt investment portfolio was 97% and 98%, respectively, variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2024 to June 30, 2025 was primarily due to the changes in the portfolio relating to payoffs, paydowns and draws.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2025	December 31, 2024
(-) 50 Basis Points	(4.55)%	(4.43)%
(-) 25 Basis Points	(2.27)%	(2.22)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.27%	2.22%
(+) 50 Basis Points	4.55%	4.43%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We did not have any sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds

On May 3, 2019, our 2019 Registration Statement on Form S-11 (File No. 333-230465) for our IPO of common stock of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. Inland Securities Corporation served as our dealer manager for the common stock IPO. On April 28, 2022, we filed a Registration Statement on Form S-11 (File No. 333-264540) with the SEC, for our Second Public Offering, to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022.

As of June 30, 2025, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

(1)
Excludes company-level offering costs, net of reimbursements, of $5,413.

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

As of June 30, 2025, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

During the six months ended June 30, 2025, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the six months ended June 30, 2025, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Title:	Chief Executive Officer
(principal executive officer)
Date:	August 8, 2025

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 8, 2025