Form 10-Q
period 2025-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2025-11-07
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2025, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 472,851 shares of Class I common stock, 745,881 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$70,878	$64,549
Restricted cash	2,988	—
Commercial mortgage loans:
Commercial mortgage loans at cost	383,549	563,071
Allowance for credit losses	(8,162)	(13,898)
Commercial mortgage loans at cost, net	375,387	549,173
Real estate owned, net of depreciation	93,414	39,633
Acquired lease intangible assets, net	4,656	2,969
Deferred debt finance costs	767	453
Accrued interest receivable	1,268	2,741
Due from related parties	555	—
Prepaid expenses and other assets	2,851	1,797
Total assets	$552,764	$661,315
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$242,270	$360,677
Loan participations sold, net	47,141	48,524
Mortgage loan payable, net	23,804	—
Acquired lease intangible liabilities, net	639	404
Due to related parties	1,137	1,407
Accrued interest payable	2,513	2,349
Distributions payable	1,052	1,051
Accrued expenses and other liabilities	3,144	2,324
Total liabilities	321,700	416,736

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of September 30, 2025 and December 31, 2024	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of September 30, 2025 and December 31, 2024	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of as of September 30, 2025 and December 31, 2024	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 472,851 and 470,980 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	340,570	339,524
Accumulated deficit	(109,520)	(94,959)
Total stockholders’ equity	231,064	244,579
Total liabilities and stockholders’ equity	$552,764	$661,315

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income:
Interest income	$8,253	$14,760	$29,768	$44,855
Less: Interest expense	(5,617)	(9,485)	(18,833)	(28,317)
Net interest income	2,636	5,275	10,935	16,538
Revenue from real estate	2,593	1,274	6,008	1,274
Total income	5,229	6,549	16,943	17,812
Operating expenses:
Advisory fee	780	797	2,353	2,401
Amortization of debt finance costs	329	350	1,001	1,122
Directors compensation	19	20	57	59
Professional service fees	319	255	868	748
Real estate operating expenses	1,742	721	3,787	721
Depreciation and amortization	1,824	656	4,033	656
Other expenses	331	410	986	1,125
Total operating expenses	5,344	3,209	13,085	6,832
Other income (loss):
Reversal of (provision for) credit losses	892	(3,654)	3,404	(2,905)
Net realized (loss) gain on disposition of commercial loans	(8,418)	929	(7,882)	929
Total other loss	(7,526)	(2,725)	(4,478)	(1,976)
Net (loss) income	(7,641)	615	(620)	9,004
Series A Preferred Stock dividends	(1,495)	(1,495)	(4,486)	(4,486)
Net (loss) income attributable to common stockholders	$(9,136)	$(880)	$(5,106)	$4,518
Net (loss) income attributable to common stockholders per share basic and diluted	$(0.90)	$(0.09)	$(0.50)	$0.45
Weighted average number of shares of common stock
Basic	10,118,262	10,116,561	10,118,087	10,116,315
Diluted	10,118,262	10,116,561	10,118,087	10,117,691

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended September 30, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,562	$(97,232)	$243,344
Net loss	—	—	—	—	—	—	—	—	(7,641)	(7,641)
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,152)	(3,152)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at September 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,570	$(109,520)	$231,064

For the Three Months Ended September 30, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,525	$(89,947)	$249,592
Offering costs	—	—	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	—	—	615	615
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,151)	(3,151)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at September 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,518	$(93,978)	$245,554

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Nine Months Ended September 30, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,524	$(94,959)	$244,579
Reimbursement of offering costs (Note 10)	—	—	—	—	—	—	—	1,023	—	1,023
Net loss	—	—	—	—	—	—	—	—	(620)	(620)
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,455)	(9,455)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,486)	(4,486)
Equity-based compensation	—	—	—	—	—	—	—	23	—	23
Balance at September 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,570	$(109,520)	$231,064

For the Nine Months Ended September 30, 2024	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	$4	$9	$1	$—	$—	$—	$—	$339,581	$(89,044)	$250,551
Offering costs	—	—	—	—	—	—	—	(86)	—	(86)
Net income	—	—	—	—	—	—	—	—	9,004	9,004
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,452)	(9,452)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,486)	(4,486)
Equity-based compensation	—	—	—	—	—	—	—	23	—	23
Balance at September 30, 2024	$4	$9	$1	$—	$—	$—	$—	$339,518	$(93,978)	$245,554

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(620)	$9,004
Adjustments to reconcile net (loss) income to cash provided by operations:
Net realized loss (gain) on disposition of commercial loans	7,882	(929)
(Reversal of) provision for credit losses	(3,404)	2,905
Depreciation and amortization expense	4,033	656
Amortization of acquired above- and below-market leases, net	(56)	(19)
Amortization of equity-based compensation	23	23
Amortization of debt finance costs to operating expense	1,001	1,122
Amortization of loan extension fees	(671)	(375)
Changes in assets and liabilities:
Accrued interest receivable	842	257
Accrued expenses and other liabilities	866	1,183
Accrued interest payable	213	716
Due to related parties	(123)	(43)
Prepaid expenses and other assets	(1,054)	(1,098)
Net cash provided by operating activities	8,932	13,402
Cash flows from investing activities:
Origination/funding of commercial loans	(2,043)	(8,006)
Loan extension fees received on commercial loans	404	298
Principal repayments of commercial loans	74,029	49,845
Proceeds from sale of commercial loan	39,063	13,678
Real estate capital expenditures	(226)	(3)
Net cash provided by investing activities	111,227	55,812
Cash flows from financing activities:
Payment of offering costs	(20)	(112)
Reimbursement of offering costs	468	—
Proceeds from repurchase agreements	—	8,202
Principal repayments of repurchase agreements	(118,407)	(46,875)
Proceeds from mortgage loan payable	24,500	—
Principal repayments of credit facility	—	(9,498)
Proceeds from sale of loan participations	66	—
Principal repayments of loan participations	(1,498)	(1,000)
Debt finance costs	(2,011)	(1,316)
Distributions paid to common stockholders	(9,454)	(9,451)
Distributions paid to preferred stockholders	(4,486)	(4,486)
Net cash used in financing activities	(110,842)	(64,536)
Net change in cash, cash equivalents and restricted cash	9,317	4,678
Cash, cash equivalents and restricted cash at beginning of period	64,549	54,143
Cash, cash equivalents and restricted cash at end of period	$73,866	$58,821
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$273	$(417)
Interest paid	$18,615	$28,881
Offering cost reimbursement receivable from related parties (Note 10)	$555	$—
Net assets acquired upon foreclosure of commercial loans	$58,984	$24,035
Deferred interest capitalized on real estate loan	$631	$—
Accrued stockholder servicing fee due to related party	$(20)	$(27)

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

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

On March 22, 2019, the Company filed a registration statement on Form S-11 (File No. 333-230465) (the “2019 Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register up to $2,350,000 in shares of common stock (the “IPO”), and on May 3, 2019, the Company commenced the IPO. The IPO terminated upon the commencement of the Second Public Offering (described below).

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the share repurchase plan (the “SRP”), which were in excess of such fundraising, on January 30, 2023, the Board suspended the SRP. In connection with such suspension, the Board also suspended the primary portion of the Second Public Offering (the “Primary Offering”) and the distribution reinvestment plan (the “DRP”), effective as of February 10, 2023. The Primary Offering terminated on November 1, 2025. The SRP and the DRP each remains suspended unless and until such time as the Board approves their resumption.

Please refer to “Note 14 – Subsequent Events” for updates to the Company’s business after September 30, 2025.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the nine months ended September 30, 2025.

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

Restricted cash represents cash the Company is required to hold in a segregated account as additional collateral on real estate securities repurchase agreements and cash required to be set aside by lenders for real estate taxes, insurance, capital expenditures and tenant improvements on the Company’s real estate owned (“REO”).

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	September 30,
	2025	2024
Cash and cash equivalents	$70,878	$58,821
Restricted cash	2,988	—
Total cash, cash equivalents, and restricted cash	$73,866	$58,821

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 became effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption was permitted. The Company has adopted

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

ASU 2023-07 and updated its disclosures pertaining to having a single reportable segment. See Note 9 – “Segment Reporting” for further information. The adoption did not have any impact on the Company’s financial position, results of operations, or cash flows.

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

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of September 30, 2025 and December 31, 2024:

September 30, 2025

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	16	$369,577	$1,092	$(5,012)	$365,657	7.5%	0.4
Credit loans	2	12,880	—	(3,150)	9,730	9.2%	2.2
Total and average	18	$382,457	$1,092	$(8,162)	$375,387	7.5%	0.5

December 31, 2024

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	23	$549,303	$388	$(9,898)	$539,793	7.7%	0.6
Credit loans	2	13,380	—	(4,000)	9,380	9.2%	1.9
Total and average	25	$562,683	$388	$(13,898)	$549,173	7.7%	0.6

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On September 15, 2025, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 4.15%. On December 15, 2024, the SOFR rate reset to 4.40%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

For the nine months ended September 30, 2025, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$563,071	$(13,898)	$549,173
Loan originations/advances	2,043	—	2,043
Principal repayments	(72,967)	—	(72,967)
Sale of loan (1)	(47,476)	—	(47,476)
Amortization of loan origination and deferred exit fees	849	—	849
Deferred interest capitalized on real estate loan	631	—	631
Origination fees and extension fees received on commercial loans	(776)	—	(776)
Transfer on foreclosure to real estate owned (2)	(61,826)	—	(61,826)
Reversal of credit losses	—	3,357	3,357
Charge-offs (2)	—	2,379	2,379
Balance at End of Period	$383,549	$(8,162)	$375,387

(1)
Relates to the sale of a loan that was placed on nonaccrual status as of July 15, 2025. The Company completed the sale of the loan in September 2025 and recognized a loss on sale of $8,413 on the loan, which is included within net realized (loss) gain on disposition of commercial loans in the accompanying consolidated statements of operations.
(2)
Relates to the acquisition of two properties secured by senior loans. See Note 13 – “Real Estate Owned” for additional information.

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the nine months ended September 30, 2025:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(13,898)	$(96)	$(13,994)
Reversal of credit losses	3,357	47	3,404
Charge-offs (2)	2,379	—	2,379
Ending allowance for credit losses	$(8,162)	$(49)	$(8,211)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.
(2)
Relates to the acquisition of two properties secured by senior loans. See Note 13 – “Real Estate Owned” for additional information.

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

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.
(2)
Relates to the acquisition of two properties secured by a senior loan in July 2024. See Note 13 - “Real Estate Owned” for additional information.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

As of September 30, 2025, the Company had a total current expected credit loss (“CECL”) reserve of $8,211, which included an asset-specific component of $4,358 related to two loans. During the nine months ended September 30, 2025, the Company decreased the CECL reserve by $5,783, which includes $2,379 charge-offs related to two loans. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

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

As of September 30, 2025, six loans had a risk rating of 2, nine had a risk rating of 3, two had a risk rating of 4 and one had a risk rating of 5. As of December 31, 2024, thirteen loans had a risk rating of 2, six had a risk rating of 3, four had a risk rating of 4 and two had a risk rating of 5.

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of September 30, 2025 and December 31, 2024:

Loan Type	Collateral Type	September 30, 2025	December 31, 2024
Senior	Multifamily	$—	$212	(1)
Credit	Office	3,150	4,000	(2)
Senior	Office	1,208	937	(3)
Senior	Office	—	1,080	(4)
Senior	Office	—	803	(5)
Senior	Industrial	—	187	(6)
Total		$4,358	$7,219
____________
(1)
The loan is secured by a multifamily property in Arlington, TX with an outstanding balance of $24,331 and no unfunded commitment as of September 30, 2025, and a maturity date of December 9, 2025. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. During the quarter ended September 30, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of September 30, 2025. The loan has a risk rating of 3 as of September 30, 2025.
(2)
The loan is secured by an office property in Las Vegas, NV with an outstanding balance of $5,380 and no unfunded commitment as of September 30, 2025. The Company has recorded an asset-specific CECL reserve of $3,150 for the loan as of September 30, 2025. On July 1, 2025, the Company entered into a forbearance and modification agreement with the borrower, which extended the maturity date of the loan to December 31, 2025. In addition, the Company agreed to accept $2,250 for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $500 in July 2025 that was applied against the required amounts due. The loan has a risk rating of 5 as of September 30, 2025 and has been on nonaccrual status since July 1, 2024.
(3)
The loan was secured by an office property in Memphis, TN with an outstanding balance of $2,862 and no unfunded commitment as of September 30, 2025 and a maturity date of November 9, 2026. During the fourth quarter of 2024, the borrower sold a property included in the loan and paid down the principal balance of $5,072, and the Company extended the loan for one year. The Company has recorded an asset-specific CECL reserve of $1,208 as of September 30, 2025 as the estimated value of the property securing the loan was below the loan balance. The loan had a risk rating of 4 as of September 30, 2025. On October 28, 2025, the Company entered into a discounted payoff agreement with the borrower, pursuant to which the loan was settled for $1,678 in full satisfaction of all obligations under the loan.
(4)
The loan is secured by an office property in San Diego, CA with an outstanding balance of $13,626 and an unfunded commitment of $669 as of September 30, 2025, and a maturity date of May 9, 2026. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. During the quarter ended September 30, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of September 30, 2025. The loan has a risk rating of 3 as of September 30, 2025.
(5)
The loan is secured by an office property in Honolulu, HI with an outstanding balance of $12,700 and no unfunded commitment as of September 30, 2025. The loan matured on April 9, 2023 and was accruing default interest. On March 18, 2025, the Company extended the loan maturity date to February 9, 2026 to allow the borrower to obtain long-term financing or other bridge financing. As part of the extension, the borrower made a principal reduction payment of $750 and paid other considerations. See “Loan Modifications” below for further information. During the quarter ended June 30, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. During the quarter ended September 30, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of September 30, 2025. The loan has a risk rating of 3 as of September 30, 2025.
(6)
The loan was secured by an industrial property in Mangonia Park, FL with an outstanding balance of $17,096 and no unfunded commitment as of June 30, 2025. The loan matured on April 9, 2025. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. The loan was paid off in full including all outstanding accrued interest on July 8, 2025.

During the three and nine months ended September 30, 2025, the Company recognized $130 and $2,569, respectively, in interest income related to the nonaccrual status loans prior to such loans being placed on nonaccrual status. During the three and nine months ended September 30, 2024, the Company recognized $0 and $426, respectively, in interest income related to the nonaccrual status loans prior to such loans being placed on nonaccrual status. During the three and nine months ended September 30, 2025 and 2024, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three and nine months ended September 30, 2025, the total interest income forgone on the loans on nonaccrual status was $882 and $2,538, respectively. For the three and nine months ended September 30, 2024, the total interest income forgone on the loans on nonaccrual status was $1,205 and $4,287, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

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

During the three months ended September 30, 2025, the Company made one such modification that is disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company entered into a forbearance and modification agreement with the borrower under a credit loan secured by an office property located in Las Vegas, NV, which extended the maturity date to December 31, 2025, as described above. In addition, the Company agreed to accept $2,250 for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $500 in July 2025 that was applied against the required amounts due. The loan’s modified terms were included in the determination of the CECL reserve as of September 30, 2025. The loan had an amortized cost basis of $2,230, which is net of $3,150 of asset-specific CECL reserve on the loan, representing 0.6% of the Company’s commercial mortgage loans as of September 30, 2025. During the nine months ended September 30, 2025, the Company made two such modifications (one of which is described above) that are disclosable under ASU 2022-02, as those were considered other-than-insignificant payment delays for borrowers experiencing financial difficulty. In the other instance, the Company granted a term extension to February 9, 2026 for a senior loan secured by an office property located in Honolulu, HI described above. The modification provided for $750 in principal paydown and payments toward cash flow reserve deposit and modification fee of $600 and $50, respectively. The modification also provides for the accrued maturity default interest of $631 on the loan as of March 31, 2025 to be repaid as deferred commitment fee upon loan maturity. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $12,700, representing 3.4% of the Company’s commercial mortgage loans as of September 30, 2025.

During the three months ended September 30, 2024, the Company made no such modifications that are disclosable under ASU 2022-02. During the nine months ended September 30, 2024, the Company made one such modification that is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a two-year term extension, which can be further extended by one year subject to certain terms and conditions, for a senior loan secured by an office property located in Charlotte, NC described above. The Company waived maturity default interest of $738 on the loan. No principal was forgiven as a result of the modification. The modification provides for payment-in-kind of any accrued interest that exceeds a per annum rate of 4%. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $22,897, representing 3.6% of the Company’s commercial mortgage loans as of September 30, 2024.

Note 4 – Repurchase Agreements, Credit Facility and Mortgage Loan Payable

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

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2025, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% to

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2025 and December 31, 2024.

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

The JPM Repo Facility, Atlas Repo Facility (prior to its maturity) and WA Credit Facility (prior to its maturity) (collectively, the “Facilities”) have been, and continue to be (in the case of the JPM Repo Facility), used to finance eligible loans and each act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the Facilities as of September 30, 2025 and December 31, 2024 are as follows:

September 30, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$242,270	$576	$340,388	6.58%	949
Total Repurchase Facilities — commercial mortgage loans	$526,076	$242,270	$576	$340,388	6.58%	949

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222

(1)
Excluding $0 of unamortized debt issuance costs as of September 30, 2025 and December 31, 2024.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Mortgage Loan Payable

On September 30, 2025, the Company entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Company’s multifamily REO asset located in Kansas City, MO. As of September 30, 2025, the Company had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and the Company has the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due.

Debt issuance costs for the mortgage loan are amortized as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgage loan payable. As of September 30, 2025, the carrying value of the mortgage loan payable was $23,804.

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

On July 2, 2025, the Company acquired legal title to an office property through a non-judicial foreclosure transaction. On July 2, 2024, the Company acquired legal title to two office properties through non-judicial foreclosure transactions. Both the underlying loans were subject to loan participation agreements. Upon foreclosure, the Company is still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable. During the three and nine months ended September 30, 2025, the total monthly payments were $559 and $984, respectively, and the interest due under the participation agreements was $602 and $1,223, respectively. As a result, the shortfall of $43 and $239 during the three and nine months ended September 30, 2025, respectively, resulted in an increase in accrued but unpaid interest. The participation payments have been included within interest expense in the accompanying consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company had $1,405 and $764, respectively, in accrued but unpaid interest on these properties.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The following tables detail the Company’s loan participations sold as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,715	SOFR+1.8%	n/a	0.36
Senior participations (3) (5)	3	$47,141	$47,141	SOFR+2.0%	n/a	0.36

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3) (5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of September 30, 2025 and December 31, 2024, the loan participations sold were non-recourse to the Company.
(3)
During the nine months ended September 30, 2025 and 2024, the Company recorded $2,252 and $2,673, respectively, of interest expense related to loan participations sold.
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

September 30, 2025

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Nine months ended September 30, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980
Issuance of restricted shares	—	—	—	—	—	—	1,871
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	472,851

	Preferred Stock	Common Stock
Nine months ended September 30, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,887	290,345	—	48,015	469,168
Issuance of restricted shares	—	—	—	—	—	—	1,812
Administrative correction	—	—	(6)	—	—	—	—
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares since January 1, 2024.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through September 30, 2025, the Company had not issued any shares of Class S common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2024.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the nine months ended September 30, 2025 and 2024. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Nine months ended September 30, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.2656	$0.9378	$0.9378	$0.9378	$—	$0.9378	$0.9378
Stockholder servicing fee per share	N/A	N/A	N/A	0.1039	—	0.0307	N/A
Net distributions declared per share	$1.2656	$0.9378	$0.9378	$0.8339	$—	$0.9071	$0.9378

	Preferred Stock	Common Stock
Nine months ended September 30, 2024	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.2656	$0.9378	$0.9378	$0.9378	$—	$0.9378	$0.9378
Stockholder servicing fee per share	N/A	N/A	N/A	0.1072	—	0.0316	N/A
Net distributions declared per share	$1.2656	$0.9378	$0.9378	$0.8306	$—	$0.9062	$0.9378

As of September 30, 2025 and December 31, 2024, distributions declared but not yet paid amounted to $1,052 and $1,051, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 7 – Net Income (Loss) Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero antidilutive restricted shares for the three and nine months ended September 30, 2025. There were zero and 458 antidilutive restricted shares for the three and nine months ended September 30, 2024, respectively. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income (loss) per share attributable to common stockholders computation for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common stockholders	$(9,136)	$(880)	$(5,106)	$4,518
Weighted average shares outstanding, basic	10,118,262	10,116,561	10,118,087	10,116,315
Dilutive effect of restricted stock	—	—	—	1,376
Weighted average shares outstanding, diluted	10,118,262	10,116,561	10,118,087	10,117,691
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.90)	$(0.09)	$(0.50)	$0.45

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of September 30, 2025, the Company had 8 such loans with a total remaining future funding commitment of $5,969. As of December 31, 2024, the Company had 14 such loans with a total remaining future funding commitment of $10,615. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company operates as one reportable segment, as defined by GAAP, which originates and acquires mortgage loans and related assets for the nine months ended September 30, 2025 and 2024. The segment derives its income primarily from interest from its portfolio of commercial mortgage loans secured by real estate and related assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) assesses performance for the segment and decides how to allocate resources based on net interest income and net income (loss) which are reported on the accompanying consolidated statements of operations as net interest income and net income (loss), respectively. All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer.

Note 10 – Transactions with Related Parties

As of September 30, 2025, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

As of September 30, 2025, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2025 and 2024 and the amount due to related parties as of September 30, 2025 and December 31, 2024:

	Three months ended September 30,		Nine months ended September 30,		Payable as of September 30,	Payable as of December 31,
	2025	2024	2025	2024	2025	2024
Organization and offering expense reimbursement (1)	$—	$—	$—	$2	$—	$—
Advisory fee (2)	780	797	2,353	2,401	256	265
Loan fees(3)	109	16	282	100	493	734
Accrued stockholder servicing fee (4)	—	—	—	—	388	408
Total	$889	$813	$2,635	$2,503	$1,137	$1,407

(1)
The Company reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Public Offerings, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses related to the Public Offerings that the Company incurs exceeds 15% of its gross proceeds from the Public Offerings. Pursuant to the Sub-Advisory Agreement, the Sub-Advisor is responsible for reimbursing the Advisor for a proportionate share of certain of these costs. As of September 30, 2025, the total reimbursement of offering costs from the Advisor was $1,023, of which $555 remains receivable. This receivable is reported on the accompanying consolidated balance sheet as due from related parties.
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
(4)
Subject to the Financial Industry Regulatory Authority, Inc. limitations on underwriting compensation, the Company pays Inland Securities Corporation (the “Dealer Manager”) selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing stockholders’ accounts as follows: (a) for Class T shares only, 0.85% per annum of the NAV of the Class T shares; (b) for Class S shares only, 0.85% per annum of the aggregate NAV for the Class S shares; and (c) for Class D shares only, 0.25% per annum of the aggregate NAV for the Class D shares. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account upon the occurrence of certain events. The Company accrued the full cost of the stockholder servicing fee as an offering cost at the time the Company sold Class T, Class S, and Class D shares in the Public Offerings. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the nine months ended September 30, 2025, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the nine months ended September 30, 2025, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of September 30, 2025 with a vesting date after January 1, 2024.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Proportion of total shares that vest annually	Vesting Date Year 1	Vesting Date Year 2	Vesting Date Year 3
October 14, 2021	Class I	1,477	$20.31	$30	1/3	10/14/2022	10/14/2023	10/14/2024
October 3, 2022	Class I	1,534	$19.55	$30	1/3	10/3/2023	10/3/2024	10/3/2025
September 29, 2023	Class I	1,722	$17.42	$30	1/3	9/29/2024	9/29/2025	9/29/2026
September 12, 2024	Class I	1,812	$16.56	$30	1/3	9/12/2025	9/12/2026	9/12/2027
September 18, 2025	Class I	1,871	$16.03	$30	1/3	9/18/2026	9/18/2027	9/18/2028

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $23, in the aggregate, for the three and nine months ended September 30, 2025, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $23, in the aggregate, for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company had $60 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.4 years. The total fair value at the vesting date for restricted shares that vested during the nine months ended September 30, 2025 and 2024 was $19 and $9, respectively.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	3,471	$17.29
Granted	1,871	16.03
Vested	(1,178)	16.98
Converted	—	—
Forfeited	—	—
Outstanding at September 30, 2025	4,164	$16.81

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash, cash equivalents and restricted cash	$73,866	$73,866	$64,549	$64,549
Commercial mortgage loans, net	375,387	375,387	549,173	549,173
Total	$449,253	$449,253	$613,722	$613,722
Financial liabilities
Repurchase agreements — commercial mortgage loans	$242,270	$242,270	$360,677	$360,677
Loan participations — sold	47,141	47,141	48,524	48,524
Mortgage loan payable, net	23,804	23,804	—	—
Total	$313,215	$313,215	$409,201	$409,201

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.5 years), are not delinquent or impaired (except for one loan impaired as of September 30, 2025 and December 31, 2024, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For the impaired loan as of September 30, 2025, which was also impaired as of December 31, 2024, the CECL reserve was recorded based on the expected proceeds from the loan. This loan is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the significant unobservable input used to estimate the fair value of this loan is the expected loss based on a possible repayment amount that the Company has negotiated with the borrower.

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
•
The estimated fair value of the mortgage loan payable, net is a Level 3 fair value measurement. The loan was recorded at transaction proceeds, which is considered to be the best initial estimate of fair value.

Note 13 – Real Estate Owned

2025 Acquisitions

During the nine months ended September 30, 2025, the Company acquired one multifamily property located in Kansas City, MO and one office property located in Charlotte, NC, through non-judicial foreclosure transactions. The properties previously collateralized two

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance. The properties were recorded on the Company’s consolidated balance sheet based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

The following table shows additional information about the acquisitions, including the fair value of the assumed assets and liabilities on the acquisition dates:

	Kansas City, MO	Charlotte, NC
Acquisition date	May 1, 2025	July 2, 2025
Number of properties	1	1
Property type	Multifamily	Office
Amortized cost basis of loan as of acquisition date	$38,933	$22,892
CECL reserve as of acquisition date	$68	$2,311
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$68	$2,311

Land	$1,778	$6,620
Building and improvements	35,123	10,733
Furniture, fixtures and equipment	1,185	—
Acquired in-place lease value	773	2,866
Acquired above-market lease value	—	231
Acquired below-market lease value	—	(325)
Total	$38,859	$20,125

The Company recognized a net gain of $531 upon the foreclosure transactions, which represents total assets received, net of liabilities assumed, less carrying value of loans adjusted for interest, extension fee and CECL reserve. The net gain is reported on the accompanying consolidated statements of operations within net realized (loss) gain on disposition of commercial loans.

On July 14, 2025, the Company entered into a contract for sale of the Kansas City property for a purchase price of $40,100 and received $780 earnest money in escrow from the buyer on July 18, 2025. The buyer subsequently determined not to proceed with the transaction, resulting in termination of the contract and return of the earnest money to the buyer.

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

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table shows additional information about the acquisitions, including the fair value of the assumed assets and liabilities on the acquisition dates:

	Addison and Irving, TX	Portland, OR
Acquisition date	July 2, 2024	October 23, 2024
Number of properties	2	1
Property type	Office	Multifamily
Amortized cost basis of loan as of acquisition date	$24,411	$29,476
CECL reserve as of acquisition date	$281	$9,884
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$855	$9,577

Land	$3,858	$1,975
Building and improvements	17,071	16,989
Furniture, fixtures and equipment	—	343
Acquired in-place lease value	3,526	285
Acquired above-market lease value	31	—
Acquired below-market lease value	(451)	—
Total	$24,035	$19,592

Real Estate Owned

The following table presents the REO assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Land	$14,231	$5,833
Building and improvements	80,065	34,122
Furniture, fixtures and equipment	1,667	343
Accumulated depreciation	(2,549)	(665)
Real estate owned, net	$93,414	$39,633

During the three and nine months ended September 30, 2025 the Company incurred $864 and $1,884 of depreciation expense, respectively. During both the three and nine months ended September 30, 2024 the Company incurred $282 of depreciation expense.

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$7,450	$3,811
Acquired above-market lease value	262	31
Accumulated amortization	(3,056)	(873)
Acquired lease intangible assets, net	$4,656	$2,969
Intangible liabilities:
Acquired below-market lease value	$776	$451
Accumulated amortization	(137)	(47)
Acquired lease intangible liabilities, net	$639	$404

As of September 30, 2025, the remaining weighted-average amortization period for the acquired in-place lease intangibles of the properties acquired during the nine months ended September 30, 2025 was 4.1 years.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization recorded as amortization expense:
Acquired in-place lease value	$960	$374	$2,149	$374
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(23)	$(5)	$(34)	$(5)
Acquired below-market leases	42	24	90	24
Net rental income increase	$19	$19	$56	$19

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2025 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2025 (remainder of year)	$526	$20	$41
2026	1,306	73	160
2027	1,058	61	153
2028	709	34	123
2029	373	9	88
Thereafter	466	21	74
Total	$4,438	$218	$639

Rental Revenue as a Lessor

The table below presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, and assuming no expiring leases are renewed, as of September 30, 2025. Leases for the multifamily properties are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2025 (remainder of year)	$1,122
2026	4,203
2027	3,701
2028	2,854
2029	1,963
Thereafter	3,109
Total	$16,952

Note 14 – Subsequent Events

The Company has evaluated subsequent events through November 7, 2025, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

Common Stock Distributions

On October 30, 2025, the Company announced that the Board authorized distributions to stockholders of record as of October 31, 2025, payable on or about November 18, 2025 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0112	—	0.0033	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0930	$—	0.1009	$0.1042

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

The following discussion and analysis relate to the three and nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Recent Developments

The CRE debt market has experienced increased activity with the Fed’s recent moves to lower interest rates. CRE investment volume increased by 13% year-over-year in the second quarter to $96 billion. The CBRE Lending Momentum Index, which tracks loans originated or brokered by CBRE, increased 45% year-over-year.

If the Fed continues rate-cutting through the end of 2025, we may start to see more liquidity in the CRE debt market, with improved ability of borrowers to refinance and pay off existing loans in our portfolio, and enhancement of property values. While lower market rates could mean lower lending rates for newly-originated loans, we may also see a reduction in our borrowing costs, which could help maintain spreads in the portfolio. We continue to consider all of these market factors as we assess our options for the most efficient use of the cash on our balance sheet.

We did not originate any new loans during 2024 or during the first nine months of 2025 as we focused on maintaining our liquidity with several of our loans approaching maturity. During the third quarter of 2025, we funded $0.5 million and received paydowns of $61.7 million on existing loans and sold one loan with an outstanding principal balance of $47.5 million. We also foreclosed on one loan with an outstanding principal balance of $22.9 million resulting in the acquisition of an office property. During 2025, we will continue to focus on extending or restructuring our maturing loans with an emphasis on obtaining principal reductions or loan payoffs.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. Our primary focus continues to be on refinance risk and our CECL reserve will place emphasis on loans with maturity dates nine months forward from the reporting date.

Company Strategic Plan

The Company’s management has been analyzing the portfolio impact of liquidating the real estate in the portfolio and potentially redeploying those proceeds into newly originated first mortgage loans. The Company’s goal is to position the portfolio to pursue a future strategic transaction when capital market conditions have improved, in order to maximize stockholder value and potentially provide our investors with access to some level of liquidity. There is no assurance that the Company will be able to successfully implement any strategic plan. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors. We will provide updates as the Company considers appropriate or as required under applicable law.

Q3 2025 Highlights

Operating Results:

•
Net loss attributable to common stockholders was $9.1 million, or $0.90 per share, during the three months ended September 30, 2025, which included $0.9 million in reversal of credit losses.
•
During the third quarter of 2025, we declared gross distributions at an annual rate of $1.25 per common share, which represents an annualized rate of 8.2% on our aggregate NAV of $15.2843 as of September 30, 2025. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the three months ended September 30, 2025.
•
On July 2, 2025, we acquired legal title to an office property located in Charlotte, NC (the “Charlotte property”) through a non-judicial foreclosure transaction. The Charlotte property previously collateralized a senior loan with an amortized cost basis of $22.9 million with a CECL reserve of $2.3 million at the time of the acquisition. The Charlotte property was recorded at $20.1 million based on the estimated fair value at acquisition.
•
On September 30, 2025, we sold a $47.5 million loan secured by an office property in Houston, TX, which represented approximately 9% of the total portfolio (including real estate owned) prior to the sale, and recognized a loss of $8.4 million on the sale. The sale reduced our office exposure from 25% prior to the transaction to 18% of our total portfolio (including real estate owned) as of September 30, 2025, and generated a net cash inflow of approximately $10.0 million.
•
Our loan portfolio decreased 25.5% to $375.4 million during the three months ended September 30, 2025. The decrease includes $61.7 million in loan repayments, sale of a loan with an outstanding principal balance of $47.5 million and a loan transferred on foreclosure to real estate owned of $22.9 million, partially offset by $0.5 million in advances on previously originated loans, $0.9 million of reversal of credit losses and $2.3 million of CECL reserve charge-off related to the foreclosed loan.
•
17 of our 18 loans were current on their contractual interest payments during the three months ended September 30, 2025.
•
As of September 30, 2025, one of our 18 loans was on nonaccrual status. After being placed on nonaccrual status, any cash collected, including any interest payments, on such loans is applied against their principal balance.

Capital Markets and Financing Activity:

•
We had net repayments of $75.6 million on our repurchase agreements during the three months ended September 30, 2025.
•
During the three months ended September 30, 2025, we paid a total of $4.6 million in distributions to common and preferred stockholders.
•
On September 30, 2025, we entered into a mortgage loan collateralized by the Kansas City property for an aggregate principal amount of $24.5 million. See “Repurchase Agreements, Credit Facility and Mortgage Loan Payable” section below for additional information.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended September 30, 2025.

Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”) and our loan portfolio by collateral type and geographical region as of September 30, 2025 and December 31, 2024:

Floating vs. Fixed Rate Debt Investments:

September 30, 2025	December 31, 2024

All Investments by Type:

September 30, 2025	December 31, 2024

Loans by Property Type:

September 30, 2025	December 31, 2024

Loans by Region:

September 30, 2025	December 31, 2024

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our loan portfolio by property type and by region as of September 30, 2025 compared to December 31, 2024 were primarily due to the transfer of two loans to REO upon foreclosures, the sale of one loan, and the repayment of loans by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of September 30, 2025	As of December 31, 2024
Principal balance of first mortgage loans	$369,577	$549,303
Number of first mortgage loans	16	23
Principal balance of credit loans	$12,880	$13,380
Number of credit loans	2	2
Total balance of loans	$382,457	$562,683
Total number of loans	18	25
All-in yield (1)	7.4%	7.6%
Weighted average years to maximum maturity	1.2	1.8
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of September 30, 2025.

The decrease in the size of our portfolio is primarily due to loan payoffs, sale of one loan and foreclosure of two loans with no new loans originated during the nine months ended September 30, 2025. The decrease in the all-in yield was primarily driven by the changes in the composition of loans in the portfolio.

The table below presents select loan information for each of our commercial mortgage loans as of September 30, 2025:

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(3)	All-in Yield (2)(3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage	$12,700	SOFR+4.70%	8.8%	2/9/26	HI	Office	67.0%	3
2	8/15/19	First mortgage	2,862	SOFR+4.20%	8.3%	11/9/26 (7)	TN	Office	44.6%	4
3	9/27/19	First mortgage	13,626	SOFR+3.10%	7.2%	10/9/25 (8)	CA	Office	74.5%	3
4	11/12/21	First mortgage	25,696	SOFR+2.90%	7.1%	11/9/26	TX	Multifamily	73.2%	3
5	11/16/21	First mortgage	24,331	SOFR+3.05%	7.3%	12/9/25 (9)	TX	Multifamily	73.7%	3
6	11/17/21	First mortgage	25,625	SOFR+2.85%	7.1%	12/9/26	SC	Multifamily	71.5%	3
7	12/9/21	First mortgage	39,217	SOFR+3.05%	7.3%	12/9/26	GA	Multifamily	71.7%	2
8	12/15/21	First mortgage	25,656	SOFR+3.20%	7.4%	1/9/27	OR	Multifamily	70.2%	2
9	1/26/22	First mortgage	16,040	SOFR+3.55%	7.6%	10/9/25 (10)	NJ	Industrial	63.1%	3
10	1/28/22	First mortgage	15,260	SOFR+3.30%	7.4%	2/9/27	NC	Multifamily	69.9%	2
11	2/25/22	First mortgage	30,000	SOFR+3.04%	7.2%	3/9/27	NY	Mixed Use	66.7%	2
12	3/1/22	First mortgage	29,472	SOFR+3.40%	7.5%	3/9/27	TX	Multifamily	77.7%	2
13	4/7/22	First mortgage	15,227	SOFR+3.25%	7.4%	4/9/27	SC	Multifamily	69.0%	3
14	4/19/22	First mortgage	20,352	SOFR+3.40%	7.5%	5/9/26	TX	Multifamily	76.3%	3
15	6/13/22	First mortgage	51,223	SOFR+3.45%	7.6%	6/9/27	TX	Multifamily	73.1%	3
16	11/17/22	First mortgage	22,290	SOFR+3.90%	8.0%	12/9/27	AL	Multifamily	69.6%	4
17	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
18	10/4/19	Credit	5,380	10.00%	(3)	10/6/24 (11)	NV	Office	75.2%	5
			$382,457		7.4%				71.6%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of September 30, 2025, an 80% undivided senior interest in loan number 1, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”)+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in the loan.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan number 18 is on nonaccrual basis as of September 30, 2025 and excluded from the total. The total is the weighted average of the stated yield, excluding any default interest, as of September 30, 2025. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of September 30, 2025, the weighted average SOFR floor was 0.43%.
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
(7)
The loan had a maturity date of November 9, 2026. The Company reviewed the loan and based on the estimated LTV recorded a $1.2 million asset-specific CECL reserve as of September 30, 2025. On October 28, 2025, the Company entered into a discounted payoff agreement with the borrower, pursuant to which the loan was settled for $1.7 million in full satisfaction of all obligations under the loan.
(8)
In October 2025, the loan maturity date was extended to May 9, 2026. The Company reviewed the loan during the quarter ended September 30, 2025 and the estimated value exceeded the loan balance. No asset-specific CECL reserve was recorded as of September 30, 2025.
(9)
The loan matures on December 9, 2025. The Company reviewed the loan during the quarter ended September 30, 2025 and the estimated value exceeded the loan balance. No asset-specific CECL reserve was recorded as of September 30, 2025.
(10)
In October 2025, the loan maturity date was extended to November 9, 2025.
(11)
The loan has no unfunded commitment and matured on October 6, 2024. The borrower is current on all debt service payments. On July 1, 2025, the Company entered into a forbearance and modification agreement with the borrower which extended the maturity date to December 31, 2025. In addition, the Company agreed to accept $2.3 million for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $0.5 million in July 2025 that was applied against the required amounts due. The Company has recorded a $3.2 million asset-specific CECL reserve on this loan as of September 30, 2025. The loan has been on nonaccrual status since July 1, 2024.

The following table allocates the loan principal balance and the net loan exposure based on our internal risk ratings as of September 30, 2025:

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	6	147,105	$146,281
3	9	204,820	$192,091
4	2	25,152	$23,683
5	1	5,380	$2,230
Total	18	$382,457	$364,285
Add: Unamortized (fees)/costs, net		$1,092
Less: Allowance for credit losses		(8,162)
Commercial mortgage loans at cost, net		$375,387

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

As of September 30, 2025 and December 31, 2024, we had borrowings under repurchase agreements totaling $242,270 and $360,677, respectively, and loan participations sold, net, of $47,141 and $48,524, respectively. During the nine months ended September 30, 2025 and the year ended December 31, 2024, we had weighted average borrowings, which include borrowings under repurchase agreements and loan participations sold, net, of $347,391 and $459,902, respectively, and weighted average borrowing costs, which also include borrowings under repurchase agreements and loan participations sold, net, of 6.7% and 7.7%, respectively.

Real Property

2025 Acquisitions

During the nine months ended September 30, 2025, we acquired a multifamily property in Kansas City, MO (the “Kansas City property”) and the Charlotte property through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance. The properties were recorded on our consolidated balance sheet based on the estimated fair value at acquisition. The fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

The following table shows additional information about the 2025 acquisitions:

	Kansas City, MO	Charlotte, NC
Acquisition date	May 1, 2025	July 2, 2025
Number of properties	1	1
Property type	Multifamily	Office
Amortized cost basis of loan as of acquisition date	$38,933	$22,892
CECL reserve as of acquisition date	$68	$2,311
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$68	$2,311

We recognized a net gain of $531 upon the foreclosure transactions, which represents total assets received, net of liabilities assumed, less carrying value of loans adjusted for interest, extension fee and CECL reserve.

On July 14, 2025, we entered into a contract for sale of the Kansas City property for a purchase price of $40,100 and received $780 earnest money in escrow from the buyer on July 18, 2025. The buyer subsequently determined not to proceed with the transaction, resulting in termination of the contract and return of the earnest money to the buyer.

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

The following table shows additional information about the 2024 acquisitions:

	Addison and Irving, TX	Portland, OR
Acquisition date	July 2, 2024	October 23, 2024
Number of properties	2	1
Property type	Office	Multifamily
Amortized cost basis of loan as of acquisition date	$24,411	$29,476
CECL reserve as of acquisition date	$281	$9,884
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$855	$9,577

The following table shows selected data for our real estate in our portfolio as of September 30, 2025:

Property	Acquisition Date	Property Type	Location	Rentable Square Feet (RSF) / Number of Units	% Leased
REO 1	July 2, 2024	Office	Addison, TX	141,180	70.3%
REO 2	July 2, 2024	Office	Irving, TX	100,359	57.3%
REO 3	October 23, 2024	Multifamily	Portland, OR	64	64.1%
REO 4	May 1, 2025	Multifamily	Kansas City, MO	200	83.5%
REO 5	July 2, 2025	Office	Charlotte, NC	124,788	62.5%

Results of Operations

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Three months ended September 30,
	2025			2024
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$441,549	$7,960	7.1%	$677,217	$14,260	8.2%
Total/Weighted Average	$441,549	$7,960	7.1%	$677,217	$14,260	8.2%
Interest-bearing liabilities:
Repurchase agreements— commercial mortgage loans	$282,191	$4,838	6.7%	$419,901	$8,269	7.7%
Loan participations sold, net	10,179	162	6.2%	36,714	856	9.1%
Total/Weighted Average	$292,370	$5,000	6.7%	$456,615	$9,125	7.8%
Net interest income/spread		$2,960	0.4%		$5,135	0.4%
Average leverage % (5)		196.0%			207.0%
Weighted average levered yield (6)			7.8%			9.1%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $293 and $500 for the three months ended September 30, 2025 and 2024, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $612 and $360 of participation payments for the three months ended September 30, 2025 and 2024, respectively, related to the REO. Interest expense also excludes $5 and zero for the three months ended September 30, 2025 and 2024, respectively, related to interest expense on the mortgage loan payable.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the paydown of the principal balance as loans matured or were sold or foreclosed on and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the three months ended September 30, 2025 and 2024 was $2,593 and $1,274, respectively. The increase in revenue was primarily due to the acquisition of two properties during 2025 and one property during the fourth quarter of 2024.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 and 2024 consisted of the following:

	Three months ended September 30,
	2025	2024
Advisory fee	$780	$797
Amortization of debt finance costs	329	350
Directors compensation	19	20
Professional service fees	319	255
Real estate operating expenses	1,742	721
Depreciation and amortization	1,824	656
Other expenses	331	410
Total operating expenses	$5,344	$3,209

Total operating expenses for the three months ended September 30, 2025 and 2024 were $5,344 and $3,209, respectively. The primary driver of the increase in total operating expenses was the acquisition of two properties during 2025 and one property during the fourth quarter of 2024.

Net (Loss) Income

For the three months ended September 30, 2025 and 2024, our net (loss) income was $(7,641) and $615, respectively. The decrease in net income was primarily due to a reduction in net interest income as the loan portfolio decreased, net realized loss on disposition of commercial loans compared to a net realized gain during 2024, and an increase in real estate operating expenses and depreciation and amortization, partially offset by an increase in revenue from real estate and a decrease in the CECL reserve.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Nine months ended September 30,
	2025			2024
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$511,661	$28,539	7.4%	$701,907	$43,135	8.1%
Total/Weighted Average	$511,661	$28,539	7.4%	$701,907	$43,135	8.1%
Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$324,920	$16,576	6.7%	$429,738	$25,299	7.7%
Credit facility—loans	—	—	—	5,131	345	8.8%
Loan participations sold, net	22,471	1,019	6.0%	37,294	2,313	8.1%
Total/Weighted Average	$347,391	$17,595	6.7%	$472,163	$27,957	7.8%
Net interest income/spread		$10,944	0.7%		$15,178	0.3%
Average leverage % (5)		211.5%			205.5%
Weighted average levered yield (6)			8.8%			8.7%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance.
(2)
Includes the effect of amortization of premium or accretion of discount.

(3)
Interest income excludes $1,229 and $1,720 for the nine months ended September 30, 2025 and 2024, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $1,233 and $360 of participation payments for the nine months ended September 30, 2025 and 2024, respectively, related to the REO. Interest expense also excludes $5 and zero for the nine months ended September 30, 2025 and 2024, respectively, related to interest expense on the mortgage loan payable.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to the paydown of the principal balance as loans matured or were sold or foreclosed on and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the nine months ended September 30, 2025 and 2024, was $6,008 and $1,274, respectively. The increase in revenue was primarily due to the acquisition of two properties during 2025 and one property during the fourth quarter of 2024.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 and 2024 consisted of the following:

	Nine months ended September 30,
	2025	2024
Advisory fee	$2,353	$2,401
Amortization of debt finance costs	1,001	1,122
Directors compensation	57	59
Professional service fees	868	748
Real estate operating expenses (1)	3,787	721
Depreciation and amortization	4,033	656
Other expenses	986	1,125
Total operating expenses	$13,085	$6,832
____________
(1)
The amount for the nine months ended September 30, 2025 is presented net of $408 in employee retention credits received during the period. These credits relate to the Renaissance O’Hare property that we owned from August 20, 2020 through September 28, 2023.

Total operating expenses for the nine months ended September 30, 2025 and 2024 were $13,085 and $6,832, respectively. The primary driver of the increase in total operating expenses was the acquisition of two properties in 2025 and one property during the fourth quarter of 2024.

Net (Loss) Income

For the nine months ended September 30, 2025 and 2024, our net (loss) income was $(620) and $9,004, respectively. The decrease in net income was primarily due to a reduction in net interest income as the loan portfolio decreased, net realized loss on disposition of commercial loans compared to a net realized gain during 2024, and an increase in real estate operating expenses and depreciation and amortization, partially offset by an increase in revenue from real estate and a decrease in the CECL reserve.

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

Our FFO and MFFO are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common stockholders	$(9,136)	$(880)	$(5,106)	$4,518
Depreciation and amortization	1,824	656	4,033	656
Funds from operations (FFO) attributable to common stockholders	$(7,312)	$(224)	$(1,073)	$5,174

Amortization of debt financing costs	$329	$350	$1,001	$1,122
(Reversal of) provision for credit losses	(892)	3,654	(3,404)	2,905
Amortization of acquired lease intangibles, net	(19)	(19)	(56)	(19)
Straight-line expense, net	(45)	(55)	(324)	(55)
Net realized loss (gain) on disposition of commercial loans	8,418	(929)	7,882	(929)
Modified funds from operations (MFFO) attributable to common stockholders	$479	$2,777	$4,026	$8,198

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

The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of September 30, 2025 ($ and shares in thousands):

Components of NAV	As of September 30, 2025
Commercial mortgage loans	$379,190
Real estate owned	105,124
Cash and cash equivalents and restricted cash	73,866
Due from related parties	555
Other assets	5,146
Repurchase agreements - commercial mortgage loans	(242,270)
Loan participations sold	(47,141)
Mortgage loan payable	(23,804)
Due to related parties	(1,137)
Distributions payable	(1,052)
Interest payable	(2,513)
Accrued stockholder servicing fees (1)	(257)
Other liabilities	(3,078)
Preferred stock	(87,952)
Net asset value attributable to common stock	$154,677
Number of outstanding common shares	10,120

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, and Class D shares. As of September 30, 2025, we had accrued under GAAP $645 of stockholder servicing fees payable to Inland Securities Corporation (the “Dealer Manager”) related to the Class T and Class D shares sold. As of September 30, 2025, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of September 30, 2025 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$130,775	$11,429	$4,488	$—	$737	$7,246	$154,677
Number of outstanding shares	8,563	746	290	—	48	473	10,120
NAV per share as of September 30, 2025	$15.2725	$15.3231	$15.4563	$—	$15.3458	$15.3238	$15.2843

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of September 30, 2025
Stockholders’ equity per GAAP	$231,064
Adjustments:
Unamortized stockholder servicing fee and other expenses	400
Real estate owned non-cash adjustments	7,313
Credit losses reserve - non-specific portion	3,853
Net asset value	$242,630
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	661
Net asset value attributable to common stock	$154,677

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

Our primary sources of funds for liquidity consist of net cash provided by operating activities, repayments of our outstanding loans by borrowers, proceeds from repurchase agreements and other financing arrangements, future issuances of equity and/or debt securities and any follow-on public offerings of common stock. As of September 30, 2025, we had $71 million in cash, $284 million in available capacity on our borrowing facilities and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point.

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

Cash Flow Analysis

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$8,932	$13,402
Net cash provided by investing activities	111,227	55,812
Net cash used in financing activities	(110,842)	(64,536)
Net increase in cash and cash equivalents and restricted cash	$9,317	$4,678

We experienced a net increase in cash and cash equivalents and restricted cash of $9,317 for the nine months ended September 30, 2025 compared to a net increase of $4,678 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we funded $2,043 on existing mortgage loans, received $74,029 in principal payments from our loans, paid down $118,407 on our borrowing facilities, received $24,500 from the mortgage loan on REO, received $39,063 from sale of a commercial loan and paid distributions of $13,940.

Repurchase Agreements, Credit Facility and Mortgage Loan Payable

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

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2025, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.85% with a floor between 0.00% and 2.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of September 30, 2025 and December 31, 2024.

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

The JPM Repo Facility, Atlas Repo Facility (prior to its maturity) and WA Credit Facility (prior to its maturity) (collectively, the “Facilities”) have been, and continue to be (in the case of the JPM Repo Facility), used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show our Facilities as of September 30, 2025 and December 31, 2024:

September 30, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$242,270	$576	$340,388	6.58%	949
Total Repurchase Facilities — commercial mortgage loans	$526,076	$242,270	$576	$340,388	6.58%	949

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222

(1)
Excludes $0 of unamortized debt issuance costs as of September 30, 2025 and December 31, 2024.

Mortgage Loan Payable

On September 30, 2025, we entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Kansas City property. As of September 30, 2025, we had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and we have the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due. As of September 30, 2025, the carrying value of the mortgage loan payable was $23,804.

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

On July 2, 2025, we acquired legal title to an office property through a non-judicial foreclosure transaction. On July 2, 2024, we acquired legal title to two office properties through non-judicial foreclosure transactions. Both the underlying loans were subject to loan participation agreements. Upon foreclosure, we are still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable.

The following tables detail our loan participations sold as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,715	SOFR+1.8%	n/a	0.36
Senior participations (3) (5)	3	$47,141	$47,141	SOFR+2.0%	n/a	0.36

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3) (5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of September 30, 2025 and December 31, 2024, the loan participations sold were non-recourse to us.
(3)
During the nine months ended September 30, 2025 and 2024, we recorded $2,252 and $2,673, respectively, of interest expense related to loan participations sold.
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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through September 30, 2025, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2024.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2024.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2024	$1.6875	$0.421875
June 15, 2024	$1.6875	$0.421875
September 15, 2024	$1.6875	$0.421875
December 15, 2024	$1.6875	$0.421875
March 15, 2025	$1.6875	$0.421875
June 15, 2025	$1.6875	$0.421875
September 15, 2025	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Nine months ended September 30,
	2025	2024
Distributions to Holders of Common Stock
Paid in cash	$9,454	$9,451
Reinvested in shares	—	—
Total distributions	$9,454	$9,451
Cash flows from operating activities	$8,932	$13,402

During the nine months ended September 30, 2025, 94% of our common stock distributions were paid from cash flows from operating activities generated during the period, and the remainder was paid using cash generated during prior periods. During the nine months ended September 30, 2024, 100% of our common stock distributions were paid from cash flows from operating activities generated during the period.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 8 – Commitments and Contingencies.

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

Interest Rate Risk

Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the nine months ended September 30, 2025 and 2024, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.

As of September 30, 2025 and December 31, 2024, our debt investment portfolio was 97% and 98%, respectively, variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2024 to September 30, 2025 was primarily due to the changes in the portfolio relating to payoffs, paydowns and draws.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2025	December 31, 2024
(-) 50 Basis Points	(3.98)%	(4.43)%
(-) 25 Basis Points	(1.99)%	(2.22)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	1.99%	2.22%
(+) 50 Basis Points	3.98%	4.43%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025:

We may incur mortgage indebtedness and other borrowings, which increases our financial risks, could hinder our ability to make distributions and could decrease the value of stockholders’ investments.

The Company’s REO assets have been and may continue to be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the REO assets. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of our cash flow. If mortgage payments are not made when due, one or more of the REO assets may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee. A foreclosure of the REO assets may also have substantial adverse tax consequences for us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On September 18, 2025, we issued a total of 1,871 shares of restricted stock to our independent directors for their service as such. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

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

As of September 30, 2025, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, the Board suspended the SRP. In connection with such suspension, the Board also suspended the primary portion of the Second Public Offering (the “Primary Offering”) and the DRP, effective as of February 10, 2023. The Primary Offering terminated on November 1, 2025. The SRP and the DRP each remains suspended unless and until such time as the Board approves their resumption.

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

As of September 30, 2025, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

During the nine months ended September 30, 2025, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the nine months ended September 30, 2025, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Title:	Chief Executive Officer
(principal executive officer)
Date:	November 7, 2025

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 7, 2025