Form 10-K
period 2025-12-31
InPoint Commercial Real Estate Income, Inc.
filed 2026-03-13
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

There is no established market for the registrant’s shares of common stock. As of March 12, 2026, the Registrant had 10,119,869 shares of common stock outstanding, consisting of: 8,562,777 shares of Class P common stock, 745,881 shares of Class A common stock, 290,345 shares of Class T common stock, 48,015 shares of Class D common stock, 472,851 shares of Class I common stock and no shares of Class S common stock.

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
•
Failure by us, the Advisor, the Sub-Advisor, or our service providers (including our transfer agent), tenants or borrowers to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

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
•
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

PART I

Item 1. Business.

General Development of the Business

InPoint Commercial Real Estate Income, Inc. (the “Company,” “we,” “our” or “us”) holds a diversified portfolio of CRE investments primarily comprised of CRE debt, including (a) primarily floating rate first mortgage loans and (b) subordinate mortgage and mezzanine loans. We may also invest in participations in loans secured by CRE, floating rate CRE securities, such as CMBS, senior unsecured debt of publicly traded real estate investment trusts (“REITs”) and select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the limited partner interests in the Operating Partnership. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We are not a mutual fund and do not intend to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

The Advisor has delegated certain of its duties to the Sub-Advisor, a wholly owned subsidiary of Sound Point CRE Management, LP (“Sound Point CRE”), pursuant to an amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated July 1, 2021 (the “Sub-Advisory Agreement”). Sound Point CRE is a subsidiary of Sound Point Capital Management, LP (“Sound Point”). Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate our investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor such as (i) valuation of our assets and calculation of our NAV; (ii) management of our day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of our annual stockholder meetings; and (iv) advising the Company regarding its initial qualification as a REIT for U.S. federal income tax purposes and monitoring its ongoing compliance with the REIT qualification requirements thereafter.

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

On May 3, 2019, we commenced our initial public offering (the “IPO”) of shares of Class A, Class T, Class S, Class D and Class I common stock pursuant to a registration statement on Form S-11 (File No. 333-230465). The IPO terminated upon the commencement of the Second Public Offering (described below). On November 2, 2022, we commenced our second public offering (the “Second Public Offering” and together with the IPO, the “Public Offerings”) of shares of Class A, Class T, Class S, Class D and Class I common stock pursuant to a registration statement on Form S-11 (File No. 333-264540). Inland Securities Corporation served as our dealer manager for the Public Offerings. On January 30, 2023, the Board unanimously approved the suspension of the sale of shares in the primary portion of the public offering, effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Second Public Offering terminated on November 1, 2025. As of March 12, 2026, we had issued 794,715 Class A shares, 464,881 Class T shares, 53,815 Class D shares and 489,069 Class I shares in the Public Offerings, resulting in gross proceeds of $44.9 million, including proceeds from the DRP.

On September 22, 2021, we completed an underwritten public offering of 3,500,000 shares of our 6.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a liquidation preference of $25.00 per share (the “Preferred Stock Offering”). In addition, on October 15, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock was issued and sold pursuant to an effective registration statement on Form S-11 (File No. 333-258802) filed with the U.S. Securities and Exchange Commission (“SEC”). We received net proceeds of $86.3 million, after underwriter’s discount and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for an equivalent number of Series A units in the Operating Partnership (with economic terms that mirror those of the Series A Preferred Stock).

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

Our management has been analyzing the portfolio impact of liquidating the real estate owned (“REO”) in the portfolio and potentially redeploying those proceeds into newly originated first mortgage loans. Our goal is to position the portfolio to pursue a future strategic transaction when capital market conditions have improved, in order to maximize stockholder value and potentially provide our investors with access to some level of liquidity. There is no assurance that we will be able to successfully implement any strategic plan. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors. We will provide updates as we consider appropriate or as required under applicable law.

We established the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We adopted the DRP, whereby Class A, Class T, Class S, Class D and Class I stockholders had the option to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the DRP were immediately reinvested in the same class of our shares of common stock on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the DRP was equal to the most recently published transaction price at the time the distribution was payable. Stockholders did not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP.

We reserve the right to amend, suspend or terminate our DRP without the consent of our stockholders, provided that notice is sent to participants at least ten business days prior to the effective date. Participants may terminate their participation in the DRP with five business days’ prior written notice to us.

As noted above, our DRP is currently suspended and we no longer have any shares registered with the SEC in connection with the DRP.

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

The Board suspended the SRP on January 30, 2023 in light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising. The SRP remains suspended unless and until such time as the Board approves its resumption.

Investment Portfolio

Our objective is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is diversified based on the type and location of the underlying collateral securing the CRE debt and CRE securities. We intend that the real estate underlying our CRE debt and CRE securities investments, as well as CRE equity investments we may make, will be located within the United States and diversified by property type, geographic location, owner/operator and tenant. As of December 31, 2025 and 2024, our investment portfolio consisted of $347.9 million and $549.2 million, respectively, in commercial mortgage loans held for investment. During the year ended December 31, 2025, we acquired one multifamily property located in Kansas City, Missouri (the “Arbor Mist property”), and one office property located in Charlotte, North Carolina (the “Parkview property”) through non-judicial foreclosure transactions. During the year ended December 31, 2024, we acquired two office properties, one located in Addison, Texas (the “Belvedere property”), and the other located in Irving, Texas (the “Meridian property”), and one multifamily property located in Portland, Oregon (the “Fitz property”) through non-judicial foreclosure transactions. As of December 31, 2025 and 2024, the total carrying value, net of depreciation, of real estate owned (“REO”) was $93.3 million and $39.6 million, respectively. On September 28, 2023, we sold the Renaissance Chicago O’Hare Suites Hotel (the “Renaissance O’Hare”) property, a 362-room hotel located in Chicago, Illinois, which we had acquired via deed-in-lieu-of-foreclosure on August 20, 2020, from the borrower under one of our first mortgage loans.

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

Our Sub-Advisor and its affiliates have adopted investment allocation guidelines to address conflicts of interest arising from the allocation of investment opportunities and to ensure the fair and equitable allocation of investments among us and Other Sound Point Accounts consistent with its fiduciary obligations. The Sub-Advisor screens the suitability of each investment opportunity for each account based on the following criteria (the “Screening Criteria”): liquidity position (i.e., sufficiency of available cash to make and support the investment or need to raise cash); strategic investment objectives; appropriateness of investment based on current portfolio composition, including loan-type, loan-size, asset-type and geographic or borrower diversity; time horizon; tax sensitivity; and any applicable legal or regulatory restrictions, or governing document applicable covenants or asset tests/restrictions.

Since bespoke whole commercial real estate loan investments are not divisible and cannot be allocated pro rata as a general matter, the Sub-Advisor and its affiliates allocate investment opportunities on a pre-determined rotational order and maintain a record of such rotational allocations. Any new account is added to the bottom of the rotational queue. If, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then atop the rotational queue, the investment opportunity is allocated to such account which is then moved to the bottom of the rotational queue and all other accounts retain their respective relative existing positions in the rotational queue. If, however, upon due consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then atop the rotational queue, the investment opportunity is reviewed for suitability with respect to the next account in chronological order in the rotational queue. If Sound Point reasonably determines in its discretion that an investment opportunity is suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity is allocated to such account which is then moved to the bottom of the rotational queue and all other accounts retain their respective relative existing positions in the rotational queue. If, however, upon consideration of the Screening Criteria, Sound Point reasonably determines in its discretion that an investment opportunity is not suitable and appropriate for the account then in the second chronological position in the rotational queue, the investment opportunity is reviewed for suitability with respect to the next account in chronological order in the rotational queue. This process continues until the investment opportunity is deemed suitable for the account with the highest chronological priority in the rotational queue and is, thus, allocated the investment opportunity and thereupon moved to the bottom of the rotational queue.

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

Our accumulated deficit as of December 31, 2025 and 2024 was $115.1 million and $95.0 million, respectively. We may continue to have an accumulated deficit in the future.

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

Our Second Public Offering terminated on November 1, 2025. We received $44.9 million in the IPO and Second Public Offering, including proceeds from the DRP. If we are unable to raise future equity capital, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company. Our inability to raise future equity capital would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to pay distributions to our stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components that will be used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV will not be audited by our independent registered public accounting firm. We calculate and publish our monthly NAV, and stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that is used in calculating our NAV may differ from those used by other companies now or in the future.

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

We rely upon the Sub-Advisor to identify suitable investments. The investment professionals of the Sub-Advisor must determine which investment opportunities to recommend to us and to existing and future investment vehicles which are affiliated with Sound Point CRE, the parent of the Sub-Advisor. The Sub-Advisor may not be successful in locating suitable investments on financially attractive terms or the Sub-Advisor may be unable to reinvest loan payoff proceeds due to financial covenant restrictions in our credit agreements, and we may not achieve our investment objectives. If we, through the Sub-Advisor, are unable to find suitable investments promptly, we may hold cash from any source, such as payoffs of our mortgage loans, in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees and expenses in connection with distributions. Therefore, delays in investment proceeds or other large amounts of cash received could impact our ability to generate cash flow for distributions or to achieve our investment objectives.

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

Failure by us, the Advisor, the Sub-Advisor, or our service providers (including our transfer agent), tenants or borrowers to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

We, the Advisor, the Sub-Advisor, and our service providers (including our transfer agent), tenants and borrowers are dependent on the effectiveness of our respective information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems or insufficient policies or procedures, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

Our operations may be subject to an increasing number of cyber incidents, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our success depends in part on our ability to provide effective cybersecurity protection in connection with our business, and the digital technologies and internal digital infrastructure we utilize. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by the Advisor, the Sub-Advisor, service providers (including our transfer agent), tenants, borrowers or other third parties. We may also utilize software and other digital products and services that store, retrieve, manipulate, and manage our information and data, external data, personal data of our Advisor, Sub-Advisor, service providers (including our transfer agent), tenants, stockholders, borrowers or other third parties, and our own information and data.

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

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to data of our Advisor, Sub-Advisor, service providers (including our transfer agent), tenants, stockholders, borrowers or other third parties, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, or loss of control of our operations could result in significant damage to our reputation or disruption to our business and to our Advisor, Sub-Advisor, service providers (including our transfer agent), tenants, borrowers or other third parties. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer using our services, which could have a material adverse impact on our financial condition, results of operations, cash flows, and future prospects.

In addition, if our systems or third-party products, services, and network systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to any of our intellectual property, proprietary or confidential information; loss of data or disruption to our Advisor, Sub-Advisor, Dealer Manager, service providers (including the transfer agent), tenants, borrowers or other third parties; breach of personal data; interruption of our business operations; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees (if any), our Advisor, Sub-Advisor, service providers, tenants, stockholders, borrowers or other third parties, and may result in claims against us.

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

Because our systems sometimes retain information about our Advisor, Sub-Advisor, service providers (including our transfer agent), tenants, stockholders, borrowers or other third parties, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could in the future lead, to disruptions in our services or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices.

Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our Advisor, Sub-Advisor, service providers (including our transfer agent), tenants, stockholders, borrowers or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

We are subject to risks associated with artificial intelligence and machine learning technology.

Technological developments in artificial intelligence, including machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and their current and potential future applications including in the real estate, capital and financial markets, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. While we and our Advisor have not directly integrated the use of AI in our and its business currently, our Advisor or Sub-Advisor could integrate AI into their business in the future. We and our Advisor or Sub-Advisor may also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our Advisor or Sub-Advisor may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business and the business of our Advisor and Sub-Advisor, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Advisor or Sub-Advisor to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and our Advisor or Sub-Advisor. The use of AI by bad actors could heighten the sophistication and effectiveness of cybersecurity attacks experienced by us and our Advisor or Sub-Advisor. Further, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error. As AI technology and its applications continue to develop rapidly, it is impossible to predict the future risks that may arise from such developments to our industry or business.

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

Our CRE debt and securities investments are subject to the risks typically associated with CRE, including:

•
local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, virus outbreaks and pandemics, war and military conflicts (including volatility as a result of the ongoing conflicts overseas), a sovereign debt crisis, inflation and other factors;
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

Our CRE debt we originate or acquire and securities investments we invest in are subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decreases even if such investment is performing in accordance with its terms and the underlying collateral has not changed.

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

We have in the past and may in the future find it necessary or desirable to foreclose on certain of the loans we originate or acquire. In particular, as of December 31, 2025, the Company had taken legal title to three office properties and two multifamily properties through non-judicial foreclosure transactions.

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

We are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of an increased prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), acts of God, terrorist attacks, war, pandemics or other public health events (such as the COVID-19 pandemic), and other events that are beyond our control, and various uninsured or uninsurable risks. Because landlord claims for future rent are capped under the U.S. Bankruptcy Code, tenants in our properties may be incentivized to enter bankruptcy proceedings for the purpose of rejecting leases at our properties and reducing liability thereunder. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. In addition, if we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, we will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Further, ownership of real estate may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of real estate may create liabilities that did not exist at the time we became the owner of such real estate. Even in cases where we are indemnified against certain liabilities arising out of violations of laws and regulations, including environmental laws and regulations, there can be no assurance as to the financial viability of a third party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.

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

We own three office properties and two multifamily properties that we acquired through foreclosures. We now receive revenues and income from rental income from these properties. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their rental payments or other lease obligations. Rental payment defaults, including those caused by the current economic climate or tenant liquidity limitations resulting from adverse developments affecting our tenants, could have an impact on our results of operations.

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

Our real estate portfolio includes three office assets we acquired through foreclosures, which have generally experienced a decrease in demand and value since the COVID-19 pandemic. Office assets may experience a further decrease in demand and value and such decrease in demand could have a material adverse effect on us. Further, our ability to sell any of our office assets may be limited in the current economic climate.

Our real estate portfolio includes three office assets we acquired through foreclosures, which have generally experienced a decrease in occupancy and value since the COVID-19 pandemic. Current economic conditions could lead our office tenants electing not to renew their leases, or to renew their leases for less space than they currently occupy, which could further increase vacancy rates and decrease rental income. Remote and hybrid work practices are likely to continue in a post-pandemic environment. As a result of the increased bargaining power of tenants, we may be required to spend increased amounts for property improvements. Additionally, if substantial office space reconfiguration is required, it may be more attractive for our tenants to pursue relocating to other office space than renewing their leases and renovating their existing space, which could have a material adverse effect on us.

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

Our real estate portfolio includes two multifamily assets we acquired through foreclosures. Accordingly, our revenues from such assets will be significantly influenced by demand for multifamily housing generally, and a decrease in such demand would likely have an adverse effect on our revenues.

Our real estate portfolio includes two multifamily assets acquired through foreclosures. Accordingly, we are subject to risks inherent in investments in the multifamily industry. A decrease in the demand for multifamily housing would likely have an adverse effect on our rental revenues. Demand for multifamily housing has been and could be adversely affected by weakness in the national, regional, and local economies and changes in supply of or demand for similar or competing multifamily housing properties in an area. To the extent that any of these conditions occur, they are likely to affect demand and market rents for multifamily housing, which could cause a decrease in our rental revenue. Further, the underlying value of our multifamily assets depends upon the ability of the residents of such property to generate enough income to pay their rents in a timely manner, and the success of our investment will depend upon the occupancy levels, rental income, and operating expenses of such property. Residents’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases, and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make rental payments. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment.

Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay distributions to our stockholders.

Our primary interest rate exposures relate to the yield on our loans and the financing cost of our debt. Changes in interest rates and credit spreads may affect our net income from loans, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. The U.S. Federal Reserve began reducing rates in

September 2024 as inflation concerns lessened. During 2025, the U.S. Federal Reserve made three additional interest rate reductions and has not made any projections of further rate changes for 2026; however, the forward yield curve indicates that further reductions are expected.

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

We may incur mortgage indebtedness and other borrowings, which could increase our financial risks, could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

The Company’s REO assets have been and may continue to be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the REO assets. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of our cash flow. If mortgage payments are not made when due, one or more of the REO assets may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgage. A foreclosure of the REO assets may also have substantial adverse tax consequences for us.

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

Our Board has suspended distributions in the past and future distribution levels are subject to adjustment based upon any one or more of the risk factors described in this Annual Report on Form 10-K or any subsequent periodic reports, as well as other factors that our Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. The amount of distributions we may pay in the future is not certain.

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

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results

Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We are currently required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and, in the future, if we were to become an accelerated filer or large accelerated filer, we may be required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If a material weakness or significant deficiency was to be identified in our internal control over financial reporting, we may also identify deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover deficiencies or weaknesses, we will make efforts to improve our internal controls over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal controls over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information.

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

The Advisor is paid a management fee and is entitled to a performance fee for its services that are based on the value of our investment portfolio as determined in connection with our determination of NAV, which is calculated by the Advisor in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual net asset value, then the then-current transaction price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our stockholders’ shares may be worth less than the then-current transaction price.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act resulted in fundamental changes to the Code, with many of the changes applicable to individuals made permanent by the One Big Beautiful Bill Act of 2025. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

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

Rules enacted by the Tax Cuts and Jobs Act, as modified by the One Big Beautiful Bill Act of 2025, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirement and the amounts we need to distribute to avoid incurring income and excise taxes.

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

Inland’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help our sponsor and Advisor to prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us and our Advisor. Inland’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us and our Advisor, is integrated into Inland’s risk management program. In addition, Inland periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs, including performing penetration testing of Inland’s networks, and security assessments of the effectiveness of Inland’s information technology environment to identify potential vulnerabilities.

Inland’s cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities as well as regular phishing simulations for all of the employees of the Advisor and its affiliates. Inland undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of our Advisor, and our critical third-party vendors (including the transfer agent) and other partners.

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Advisor and service providers (including the transfer agent), tenants, borrowers, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 24 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Advisor’s management, and our Board and Audit Committee, as appropriate.

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

Oversight of Cybersecurity Risks

The Board and our Audit Committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our Board and/or our Audit Committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us, the Advisor and the Sub-Advisor and the measures we, the Advisor and the Sub-Advisor are taking to mitigate such risks. In addition to such reports and updates, our Board and/or our Audit Committee receive updates from management as to changes to our, the Advisor’s and the Sub-Advisor’s cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow Inland’s incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the Board or Audit Committee, as appropriate.

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

Our total net asset value attributable to common stock presented in the following table includes the NAV of our Class A, Class T, Class S, Class D, and Class I common stock sold in our offering, as well as our Class P common stock, which was not sold in our Second Public Offering. The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of December 31, 2025, ($ and shares in thousands, except per share data):

Components of NAV	As of December 31, 2025
Commercial mortgage loans	$350,881
Real estate owned	98,877
Cash and cash equivalents and restricted cash	79,106
Other assets	4,916
Repurchase agreements - commercial mortgage loans	(223,397)
Loan participations sold	(47,009)
Mortgage loan payable	(23,891)
Due to related parties	(1,221)
Distributions payable	(1,051)
Interest payable	(2,644)
Accrued stockholder servicing fees (1)	(272)
Other liabilities	(3,150)
Preferred stock	(88,133)
Net asset value attributable to common stock	$143,012
Number of outstanding common shares	10,120
____________

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrued the full cost of the stockholder servicing fee as an offering cost at the time we sold Class T, Class S, and Class D shares. As of December 31, 2025, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of December 31, 2025, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers. Our Second Public Offering officially terminated on November 1, 2025.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of December 31, 2025 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$120,911	$10,568	$4,152	$—	$682	$6,700	$143,012
Number of outstanding shares	8,563	746	290	—	48	473	10,120
NAV per share as of December 31, 2025	$14.1205	$14.1682	$14.3016	$—	$14.1942	$14.1701	$14.1316

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of December 31, 2025
Stockholders’ equity per GAAP	$226,248
Adjustments:
Unamortized stockholder servicing fee and other expenses	382
Real estate owned non-cash adjustments	1,505
Credit losses reserve - non-specific portion	3,010
Net asset value	$231,145
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	481
Net asset value attributable to common stock	$143,012

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

Valuation of Investments

The majority of our investments consist of CRE loans intended to be held to maturity. We may also invest in real estate and other real estate-related assets and liquid non-real estate-related assets. Real estate-related assets include CRE securities, such as CMBS and CRE CLOs, and unsecured debt of publicly traded REITs. Our liquid non-real estate-related assets may include credit rated government and corporate debt securities, publicly traded equity securities and cash and cash equivalents.

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

•
Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans. Our Advisor estimates the fair value of our loan portfolio in accordance with the methodologies contained in our valuation guidelines approved by our Board. In general, the loan portfolio will be valued at amortized cost, subject to impairment testing. Since January 1, 2023, we have been required under GAAP to record a Current Expected Credit Loss (“CECL”) reserve on the CRE debt portfolio that will be adjusted at least quarterly. The analytical portion (which is based on a probability-weighted quantitative analytical model that considers the likelihood of default and loss-given-default for each individual loan) of the CECL reserve is excluded from the value of the loans. The value of the loans does include any specific reserves for collateral-dependent loans included in the CECL reserve amount. We believe this methodology is consistent with institutional valuation practices and provides an appropriate valuation for purposes of establishing a purchase and repurchase price for our shares of common stock as it relates to assets that are intended to be held to maturity.
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

At the end of each month, before taking into consideration class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month and issuances of shares under our DRP and less repurchases under our SRP during such month (if any). The NAV calculation is generally available within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance fee, distributions, unrealized/realized gains and losses on assets, provisions for credit losses recorded on specific loans, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, our Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

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

Stockholders

As of March 12, 2026, there were 2,458 holders of Class P, 262 holders of Class A, 134 holders of Class T, 11 holders of Class D, 156 holders of Class I and no holders of Class S common stock.

Distribution Reinvestment Plan

We adopted a DRP, effective May 3, 2019 (currently suspended), whereby holders of Class A, Class T, Class S, Class D and Class I shares had the option to have their cash distributions automatically reinvested in additional shares of our common stock unless they elect to receive their distributions in cash or if the stockholder’s state or participating dealer does not allow automatic enrollment. Investors that were not automatically enrolled in our DRP automatically received their distributions in cash unless they elected to have their cash distributions reinvested in additional shares of our common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the DRP were immediately reinvested in our shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the DRP was equal to the most recently published transaction price at the time the distribution was payable. Stockholders did not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP. Shares acquired under the DRP entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in our offerings.

On January 30, 2023, our Board suspended, among other things, the operation of the DRP, effective as of February 10, 2023. The Second Public Offering, including the DRP shares registered thereunder, terminated on November 1, 2025.

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

Under the independent director restricted share plan and subject to such plan’s conditions and restrictions, each of our independent directors will automatically receive $10,000 in restricted Class I shares on the date of each annual stockholders’ meeting or, if no annual meeting, in December of each year. Such restricted shares will generally vest over a three-year period following the grant date in increments of 33 1⁄3% per annum; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a liquidity event. These restricted shares are issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

With each stock grant, we award each of our independent directors an equal number of shares. The table below summarizes total stock grants we made at each grant date as of December 31, 2025 with a vesting date after January 1, 2023 ($ in thousands except for per share data).

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

As of December 31, 2025, we have granted 13,406 restricted shares of which 9,753 have vested and none were forfeited. During the years ended December 31, 2025, 2024 and 2023, compensation expense associated with the restricted shares issued to the independent directors was $30, $30 and $31, respectively.

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

Use of Proceeds

On May 3, 2019, our Registration Statement on Form S-11 (File No. 333-230465), covering the IPO of up to $2.35 billion in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. The IPO terminated upon the commencement of the Second Public Offering. On April 28, 2022, the Company filed a registration statement on Form S-11 (File No. 333-264540) with the SEC to register up to $2.2 billion in shares of common stock, which was declared effective by the SEC on November 2, 2022, in connection with our Second Public Offering. Inland Securities Corporation served as our dealer manager for the Public Offerings. On January 30, 2023, the Board unanimously approved the suspension of the sale of shares in the primary portion of the public offering, effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Second Public Offering terminated on November 1, 2025.

The offering price for each class of our common stock was determined monthly and was made available on our website and in prospectus supplement filings. As of December 31, 2025, we received net offering proceeds of $42.8 million from the Public Offerings. We primarily used the net offering proceeds from the Public Offerings to originate CRE loans and purchase real estate securities on a levered basis, subject to our investment guidelines and to the extent consistent with maintaining our REIT qualification, and other general corporate purposes. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands except for per share data):

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

(1)
Excludes company-level offering costs, net of reimbursements, of $4,637.

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

Beginning on October 1, 2021, the total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of our aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of our aggregate NAV per calendar quarter as of the last day of the previous calendar quarter). Notwithstanding the foregoing, we may repurchase fewer shares than these limits in any month, or none. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest and the best interest of our stockholders. In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising, on January 30, 2023, our Board suspended the SRP. The SRP remains suspended unless and until such time as the Board approves its resumption.

During the year ended December 31, 2025, we repurchased no shares of our common stock.

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

Recent Developments

The CRE debt market has experienced increased activity with the U.S. Federal Reserve’s recent moves to lower interest rates. During 2025, the U.S. Federal Reserve reduced rates three times with the most recent reduction occurring in December 2025, which lowered the target range to 3.50% to 3.75%. According to CBRE, CRE investment volume increased by 29% year-over-year in the fourth quarter of 2025 to $172 billion. The CBRE Lending Momentum Index, which tracks loans originated or brokered by CBRE, increased 67% year-over-year in the fourth quarter of 2025, with December marking the highest monthly level since 2021.

If the U.S. Federal Reserve continues rate-cutting during 2026, we may start to see more liquidity in the CRE debt market, with improved ability of borrowers to refinance and pay off existing loans in our portfolio, and improvement of property values. While lower market rates could mean lower lending rates for newly-originated loans, we may also see a reduction in our borrowing costs, which could help maintain spreads in the portfolio. We continue to consider all of these market factors as we assess our options for the most efficient use of the cash on our balance sheet.

We did not originate any new loans during 2025 as we focused on maintaining our liquidity with several of our loans approaching maturity. During 2025, we funded $2.0 million and received paydowns of $99.4 million on existing loans, sold one loan with an outstanding principal balance of $47.5 million and wrote off one loan with an outstanding principal balance of $5.4 million. We also foreclosed on two loans during 2025 with an aggregate outstanding principal balance of $61.8 million resulting in the acquisition of one office property and one multifamily property. In February 2026, we originated a first mortgage loan secured by a multifamily property in Texas with a principal balance of $11.4 million. The loan earns interest at SOFR+3.50%, has an all-in yield of 7.2%, and an LTV of 67.1%. During the remainder of 2026, we will focus on originating additional loans and continue working with our current borrowers on extending or restructuring our maturing loans with an emphasis on obtaining principal reductions or loan payoffs.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. Our primary focus continues to be on refinance risk and our CECL reserve will place emphasis on loans with maturity dates nine months forward from the reporting date.

Company Strategic Plan

The Company’s management has been analyzing the portfolio impact of liquidating the real estate owned (“REO”) in the portfolio and potentially redeploying those proceeds into newly originated first mortgage loans. The Company’s goal is to position the portfolio to pursue a future strategic transaction when capital market conditions have improved, in order to maximize stockholder value and potentially provide our investors with access to some level of liquidity. There is no assurance that the Company will be able to successfully implement any strategic plan. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors. We will provide updates as the Company considers appropriate or as required under applicable law.

2025 Highlights

Operating Results:

•
Net loss attributable to common stockholders was $7.6 million, or $0.75 per share during the year ended December 31, 2025, which included $1.2 million in reversal of credit losses.
•
We declared gross distributions of $1.25 per common share during the year ended December 31, 2025, which represents an annualized rate of 8.8% on our aggregate NAV of $14.1316 as of December 31, 2025. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated no loans during the year ended December 31, 2025.
•
On May 1, 2025, we acquired legal title to a multifamily property located in Kansas City, MO (the “Arbor Mist property”) through a non-judicial foreclosure transaction. The Arbor Mist property previously collateralized a senior loan with an amortized cost basis of $38.9 million with a CECL reserve of $0.1 million at the time of the acquisition. The Arbor Mist property was recorded at $38.9 million based on the estimated fair value at acquisition.
•
On July 2, 2025, we acquired legal title to an office property located in Charlotte, NC (the “Parkview property”) through a non-judicial foreclosure transaction. The Parkview property previously collateralized a senior loan with an amortized cost basis of $22.9 million with a CECL reserve of $2.3 million at the time of the acquisition. The Parkview property was recorded at $20.1 million based on the estimated fair value at acquisition.
•
On September 30, 2025, we sold a $47.5 million loan secured by an office property in Houston, TX, which represented approximately 9% of the total portfolio (including real estate owned) prior to the sale, and recognized a loss of $8.4 million on the sale. The sale generated a net cash inflow of approximately $10.0 million after repayment of the related financing.
•
Our loan portfolio decreased $201.3 million to $347.9 million during the year ended December 31, 2025. The decrease includes $99.4 million in loan repayments, sale of a loan with an outstanding principal balance of $47.5 million, write off related to one loan of $5.4 million, and two loans transferred on foreclosure to real estate owned of $61.8 million, partially offset by $2.0 million in advances on previously originated loans, $1.2 million of reversal of credit losses and $8.9 million of CECL reserve charge-offs.
•
All 15 of our loans were current on their contractual interest payments with no interest deferrals during the year ended December 31, 2025.

Capital Markets and Financing Activity:

•
We had net repayments of $137.3 million on our repurchase agreements, and principal repayments of loan participations of $1.6 million during the year ended December 31, 2025.
•
During the year ended December 31, 2025, we paid a total of $18.6 million in distributions to common and preferred stockholders.
•
On September 30, 2025, we entered into a mortgage loan collateralized by the Arbor Mist property for an aggregate principal amount of $24.5 million. See “Repurchase Agreements, Credit Facility and Mortgage Loan Payable” section below for additional information.

Investment Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including REO, and our loan portfolio by collateral type and geographical region as of December 31, 2025 and 2024.

Floating Vs. Fixed Rate Debt Investments:

December 31, 2025	December 31, 2024

All Investments by Type:

December 31, 2025	December 31, 2024

Loans by Property Type:

December 31, 2025	December 31, 2024

Loans by Region:

December 31, 2025	December 31, 2024

An investment’s region is defined according to the below map based on the location of underlying property.

Commercial Mortgage Loans Held for Investment

	As of December 31, 2025	As of December 31, 2024
Principal balance of first mortgage loans	$343,175	$549,303
Number of first mortgage loans	14	23
Principal balance of credit loans	$7,500	$13,380
Number of credit loans	1	2
Total balance of loans	$350,675	$562,683
Total number of loans	15	25
All-in yield (1)	7.3%	7.6%
Weighted average years to maximum maturity	0.9	1.8
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of December 31, 2025.

The decrease in the size of our portfolio is primarily due to loan payoffs, the sale of one loan, the write off of one loan and the foreclosure of two loans with no new loans originated during the year ended December 31, 2025. The change in the all-in yield was primarily driven by the changes in the composition of the loans in the portfolio.

The tables below present select loan information for each of our commercial mortgage loans as of:

December 31, 2025

	Origination Date	Loan Type (1)	Principal Balance (2)	Cash Coupon (2)(4)	All-in Yield (2)(4)		Maximum Maturity (5)	State	Property Type	LTV (6)	Risk Rating (7)
1	12/12/17	First mortgage	$12,700	SOFR+4.70%	8.4%		2/9/26 (8)	HI	Office	67.0%	4
2	9/27/19	First mortgage	13,626	SOFR+3.10%	6.8%		5/9/26	CA	Office	74.5%	3
3	11/12/21	First mortgage	24,946	SOFR+2.90%	6.7%		5/9/26 (9)	TX	Multifamily	73.2%	3
4	11/16/21	First mortgage	24,081	SOFR+3.05%	6.8%		12/9/26	TX	Multifamily	73.7%	3
5	11/17/21	First mortgage	25,625	SOFR+2.85%	6.6%		12/9/26	SC	Multifamily	71.5%	3
6	12/9/21	First mortgage	39,217	SOFR+3.05%	6.8%		12/9/26	GA	Multifamily	71.7%	3
7	12/15/21	First mortgage	25,655	SOFR+3.20%	7.0%		1/9/27	OR	Multifamily	70.2%	2
8	1/26/22	First mortgage	16,040	SOFR+3.55%	12.2%	(10)	3/9/26	NJ	Industrial	63.1%	3
9	1/28/22	First mortgage	15,261	SOFR+3.30%	7.0%		2/9/27	NC	Multifamily	69.9%	2
10	2/25/22	First mortgage	30,000	SOFR+3.04%	6.7%		3/9/27	NY	Mixed Use	66.7%	2
11	3/1/22	First mortgage	29,472	SOFR+3.40%	7.1%		3/9/27	TX	Multifamily	77.7%	2
12	4/7/22	First mortgage	15,227	SOFR+3.25%	6.9%		4/9/27	SC	Multifamily	69.0%	3
13	4/19/22	First mortgage	20,102	SOFR+3.40%	7.1%		5/9/26	TX	Multifamily	76.3%	4
14	6/13/22	First mortgage	51,223	SOFR+3.45%	7.1%		6/9/27	TX	Multifamily	73.1%	3
15	9/29/17	Credit	7,500	9.20%	9.2%		10/11/27	NJ	Office	79.9%	2
			$350,675		7.3%					71.9%
____________

December 31, 2024

	Origination Date	Loan Type (1)	Principal Balance (3)	Cash Coupon (3)(4)	All-in Yield (3)(4)	Maximum Maturity (5)	State	Property Type	LTV (6)	Risk Rating (7)
1	12/12/17	First mortgage	$13,450	SOFR+4.70%	9.0%	4/9/23	HI	Office	67.0%	4
2	6/18/19	First mortgage	46,725	SOFR+2.75%	7.1%	7/9/26	TX	Office	72.2%	4
3	8/15/19	First mortgage	2,862	SOFR+4.20%	8.5%	11/9/26	TN	Office	44.6%	3
4	9/27/19	First mortgage	13,626	SOFR+3.10%	7.4%	10/9/25	CA	Office	74.5%	4
5	10/4/19	First mortgage	23,078	SOFR+2.90%	7.2%	10/9/26	NC	Office	60.9%	5
6	2/28/20	First mortgage	9,850	SOFR+3.50%	7.8%	3/9/25	FL	Retail	77.7%	2
7	5/26/21	First mortgage	16,135	SOFR+3.10%	7.5%	6/9/26	NV	Multifamily	79.6%	2
8	11/12/21	First mortgage	25,696	SOFR+2.90%	7.3%	11/9/26	TX	Multifamily	73.2%	2
9	11/16/21	First mortgage	24,331	SOFR+3.05%	7.5%	12/9/25	TX	Multifamily	73.7%	3
10	11/17/21	First mortgage	25,625	SOFR+2.85%	7.3%	12/9/26	SC	Multifamily	71.5%	2
11	12/9/21	First mortgage	39,217	SOFR+3.05%	7.5%	12/9/26	GA	Multifamily	71.7%	2
12	12/15/21	First mortgage	25,656	SOFR+3.20%	7.6%	1/9/27	OR	Multifamily	70.2%	2
13	1/14/22	First mortgage	38,933	SOFR+3.40%	7.7%	1/9/27	MO	Multifamily	80.0%	4
14	1/26/22	First mortgage	15,496	SOFR+3.55%	7.9%	10/9/25	NJ	Industrial	63.1%	3
15	1/28/22	First mortgage	14,998	SOFR+3.30%	7.6%	2/9/27	NC	Multifamily	69.9%	2
16	2/25/22	First mortgage	30,000	SOFR+3.04%	7.4%	3/9/27	NY	Mixed Use	66.7%	2
17	3/1/22	First mortgage	29,277	SOFR+3.40%	7.7%	3/9/27	TX	Multifamily	77.7%	2
18	3/25/22	First mortgage	17,096	SOFR+3.30%	7.6%	4/9/27	FL	Industrial	69.7%	2
19	4/7/22	First mortgage	15,159	SOFR+3.25%	7.6%	4/9/27	SC	Multifamily	69.0%	3
20	4/19/22	First mortgage	20,525	SOFR+3.40%	7.7%	5/9/26	TX	Multifamily	76.3%	3
21	6/13/22	First mortgage	51,373	SOFR+3.45%	7.8%	6/9/27	TX	Multifamily	73.1%	2
22	9/1/22	First mortgage	27,905	SOFR+3.90%	8.2%	9/9/27	NC	Multifamily	63.4%	2
23	11/17/22	First mortgage	22,290	SOFR+3.90%	8.2%	12/9/27	AL	Multifamily	69.6%	3
24	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
25	10/4/19	Credit	5,880	10.00%	(4)	10/6/24	NV	Office	75.2%	5
			$562,683		7.6%				71.7%
____________

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of December 31, 2025, an 80% undivided senior interest in loan number 1, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”) +2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in the loan.
(3)
As of December 31, 2024, an 80% undivided senior interest in each of loan numbers 1 and 5, which includes the right to receive priority interest payments at a rate of SOFR+2.00% was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in each of these loans.
(4)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan number 25 was on nonaccrual basis as December 31, 2024, and is excluded from the total. As of December 31, 2024, loan number 5 was paying interest at a 4.0% fixed current rate and accruing the remaining amount as payment-in-kind. The total is the weighted average of the stated yield, excluding any default interest, as of December 31, 2025 and 2024. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor as of December 31, 2025 and 2024. The weighted average SOFR floor was 0.31% and 0.68%, respectively as of December 31, 2025 and 2024.
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
(8)
During the quarter ended December 31, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of December 31, 2025. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process.
(9)
The loan matures on May 9, 2026. The Company has reviewed the loan and based on the estimated LTV recorded a $0.9 million asset-specific CECL reserve as of December 31, 2025.
(10)
Includes additional interest received for loan extension.

The following tables allocate the loan principal balance and the net loan exposure based on our internal risk ratings as of:

December 31, 2025

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	5	107,888	107,582
3	8	209,985	206,563
4	2	32,802	22,590
5	—	—	—
Total	15	$350,675	$336,735
Add: Unamortized (fees)/costs, net		1,148
Less: Allowance for credit losses		(3,930)
Commercial mortgage loans at cost, net		$347,893

December 31, 2024

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	13	320,328	317,584
3	6	100,663	98,676
4	4	112,734	98,643
5	2	28,958	4,886
Total	25	$562,683	$519,789
Add: Unamortized (fees)/costs, net		388
Less: Allowance for credit losses		(13,898)
Commercial mortgage loans at cost, net		$549,173

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

As of December 31, 2025 and 2024, we had borrowings under purchase agreements totaling $223,397 and $360,677, respectively, and loan participations sold, net, of $47,009 and $48,524, respectively. For more information, see Part IV, Item 15, Note 4 – “Repurchase Agreements, Credit Facility and Mortgage Loan Payable.” During the years ended December 31, 2025 and 2024, we had weighted average borrowings, which include borrowings under repurchase agreements and loan participations sold, net, of $321,492 and $459,902 and weighted average borrowing costs, which also include borrowings under repurchase agreements and loan participations sold, net, of 6.6% and 7.7%, respectively. The decrease in weighted average borrowing costs was due to the decrease in SOFR.

Real Estate Owned

2025 Acquisitions

During the year ended December 31, 2025, we acquired legal title to a multifamily property located in Kansas, MO, the Arbor Mist property, and an office property located in Charlotte, NC, the Parkview property, through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance. The properties were recorded on our consolidated balance sheet based on the estimated fair value at acquisition. The fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

The following table shows additional information about the 2025 acquisitions:

	Arbor Mist	Parkview
Acquisition date	May 1, 2025	July 2, 2025
Number of properties	1	1
Location	Kansas City, MO	Charlotte, NC
Property type	Multifamily	Office
Amortized cost basis of loan as of acquisition date	$38,933	$22,892
CECL reserve as of acquisition date	$68	$2,311
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$68	$2,311

We recognized a net gain of $531 upon the foreclosure transactions, which represents total assets received, net of liabilities assumed, less carrying value of loans adjusted for interest, extension fee and CECL reserve.

On July 14, 2025, we entered into a contract for sale of the Arbor Mist property for a purchase price of $40,100 and received $780 earnest money in escrow from the buyer on July 18, 2025. The buyer subsequently determined not to proceed with the transaction, resulting in termination of the contract and return of the earnest money to the buyer.

On September 30, 2025, we entered into a mortgage loan collateralized by the Arbor Mist property for an aggregate principal amount of $24,500. See “Repurchase Agreements, Credit Facility and Mortgage Loan Payable” section below for additional information.

2024 Acquisitions

During the year ended December 31, 2024, we acquired legal title to two office properties, one located in Addison, TX (the “Belvedere property”), and the other located in Irving, TX (the “Meridian property”), and one multifamily property located in Portland, OR (the “Fitz property”) through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance, and we intend to hold these properties as real estate held for use with the intent to eventually sell when the market improves. The properties were recorded on our consolidated balance sheet based on the estimated fair value at acquisition. The fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

The following table shows additional information about the 2024 acquisitions:

	Belvedere and Meridian	Fitz
Acquisition date	July 2, 2024	October 23, 2024
Number of properties	2	1
Location	Addison and Irving, TX	Portland, OR
Property type	Office	Multifamily
Amortized cost basis of loan as of acquisition date	$24,411	$29,476
CECL reserve as of acquisition date	$281	$9,884
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$855	$9,577

The following table shows selected data for our REO in our portfolio as of December 31, 2025:

Property	Acquisition Date	Property Type	Location	Rentable Square Feet (RSF) / Number of Units	% Leased
Belvedere	July 2, 2024	Office	Addison, TX	141,180	65.7%
Meridian	July 2, 2024	Office	Irving, TX	100,359	54.2%
Fitz	October 23, 2024	Multifamily	Portland, OR	64	67.2%
Arbor Mist	May 1, 2025	Multifamily	Kansas City, MO	200	82.0%
Parkview	July 2, 2025	Office	Charlotte, NC	124,788	61.7%

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2025 Notes to Consolidated Financial Statements in Item 15.

Results of Operations

The table below presents information from our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest income:
Interest income	$37,992	$58,099	$68,253
Less: Interest expense	(23,952)	(36,501)	(42,195)
Net interest income	14,040	21,598	26,058
Revenue from real estate	8,966	2,791	12,719
Total income	23,006	24,389	38,777
Operating expenses:
Advisory fee	3,108	3,196	3,381
Amortization of debt finance costs	1,329	1,467	1,919
Directors compensation	76	78	80
Professional service fees	1,055	936	286
Real estate operating expenses	5,643	1,790	11,700
Provision for asset impairment	—	—	6,934
Depreciation and amortization	5,402	1,527	514
Other expenses	1,249	1,367	1,674
Total operating expenses	17,862	10,361	26,488
Other income (loss):
Reversal of (provision for) credit losses	1,165	(2,288)	(16,911)
Gain on sale of real estate	—	—	206
Net realized (loss) gain on disposition of commercial loans	(7,883)	929	—
Total other loss	(6,718)	(1,359)	(16,705)
Net (loss) income before income taxes	(1,574)	12,669	(4,416)
Income tax provision	—	—	(22)
Net (loss) income	(1,574)	12,669	(4,438)
Series A Preferred Stock dividends	(5,981)	(5,981)	(5,981)
Gain on repurchase and retirement of preferred stock	—	—	21
Net (loss) income attributable to common stockholders	$(7,555)	$6,688	$(10,398)
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.75)	$0.66	$(1.03)
Weighted average number of shares of common stock
Basic	10,118,536	10,116,738	10,114,606
Diluted	10,118,536	10,117,722	10,114,606

For the years ended December 31, 2025 and 2024, our net (loss) income was $(1,574) and $12,669, respectively. The decrease in net income was primarily due to a reduction in net interest income as the loan portfolio decreased, net realized loss on disposition of commercial loans compared to a net realized gain during 2024, and an increase in real estate operating expenses and depreciation and amortization, partially offset by an increase in revenue from real estate and a decrease in the CECL reserve.

For the years ended December 31, 2024 and 2023, our net income (loss) was $12,669 and $(4,438), respectively. The increase in net income was primarily due to a decrease in reserve for credit losses during the year, partially offset by a decrease in our net interest income related to a smaller loan portfolio, and the loss related to the sale of the Renaissance O’Hare recognized in 2023 with no comparable activity in 2024.

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated.

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/ Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$476,187	$36,236	7.5%	$677,341	$55,793	8.1%	$788,503	$67,248	8.4%
Total/Weighted Average	$476,187	$36,236	7.5%	$677,341	$55,793	8.1%	$788,503	$67,248	8.4%

Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$302,513	$20,451	6.7%	$419,636	$32,395	7.6%	$473,578	$35,696	7.4%
Credit facility - loans	—	—	—	3,841	345	8.8%	17,894	1,585	8.7%
Loan participations sold, net	18,979	1,172	6.1%	36,425	3,066	8.3%	70,924	4,914	6.8%
Total/Weighted Average	$321,492	$21,623	6.6%	$459,902	$35,806	7.7%	$562,396	$42,195	7.4%
Net interest income/spread		$14,613	0.9%		$19,987	0.4%		$25,053	1.0%
Average leverage % (5)	207.8%			211.5%			248.7%
Weighted average levered yield (6)			9.3%			9.0%			10.9%
____________

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $1,756, $2,306 and $1,005 for the years ended December 31, 2025, 2024 and 2023, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $1,799, $695 and zero during the years ended December 31, 2025, 2024 and 2023, respectively, of participation payments related to the REO. Interest expense also excludes $530, zero and zero during the years ended December 31, 2025, 2024 and 2023, respectively, related to interest expense on the mortgage loan payable.
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

The change in our average interest-earning assets and interest-bearing liabilities from 2024 to 2025 was due to the paydown of the principal balance as loans matured, were sold or foreclosed on and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing as well as a decrease in the SOFR index.

The change in our average interest-earning assets and interest-bearing liabilities from 2023 to 2024 was due to the reduction in our loan portfolio from loan payoffs and foreclosures. The change in the weighted average levered yield was primarily due to the composition of our loan portfolio and loans that were placed on nonaccrual status.

Revenue from Real Estate

Our revenue from real estate during the years ended December 31, 2025 and 2024 and 2023 was $8,966, $2,791 and $12,719, respectively. The increase in revenue from 2024 to 2025 was primarily due to the acquisition of two properties during 2025 and partial year of activity for the three properties acquired during 2024 compared to full year of activity for those properties during 2025. The decrease in revenue from 2023 to 2024 was primarily due to the sale of the Renaissance O’Hare in September 2023, partially offset by an increase in revenue due to the acquisition of three properties during the second half of 2024.

Operating Expenses

Operating expenses for the years ended December 31, 2025, 2024 and 2023 are set forth in the table below:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Advisory fee	$3,108	$3,196	$3,381
Amortization of debt finance costs	1,329	1,467	1,919
Directors compensation	76	78	80
Professional service fees	1,055	936	286
Real estate operating expenses (1)	5,643	1,790	11,700
Provision for asset impairment	—	—	6,934
Depreciation and amortization	5,402	1,527	514
Other expenses	1,249	1,367	1,674
Total operating expenses	$17,862	$10,361	$26,488
(1)
The amount for the year ended December 31, 2025 is presented net of $408 in employee retention credits received during the year. These credits relate to the Renaissance O’Hare property that we owned from August 20, 2020 through September 28, 2023.

Total operating expenses increased $7,501 in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the acquisition of two properties in 2025 and partial year of activity for the three properties acquired during 2024 compared to full year of activity for those properties during 2025.

Total operating expenses decreased $16,127 in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the decrease in real estate operating expenses related to the Renaissance O’Hare, which was sold in September 2023.

For the year ended December 31, 2025, our total operating expenses were 3.2% of our average invested assets, including REO.

Other Income (Loss)

For the years ended December 31, 2025, 2024 and 2023, other loss was $6,718, $1,359 and $16,705, respectively. The primary reason for the activity in other loss was due to the change in the provision for credit losses and loss (gain) on disposition of commercial loans. For more information, see Part IV, Item 15, “Note 3 - Commercial Mortgage Loans Held for Investment - Allowance for Credit Losses.”

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

Our FFO and MFFO are calculated as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net (loss) income attributable to common stockholders	$(7,555)	$6,688	$(10,398)
Depreciation and amortization	5,402	1,527	514
Provision for asset impairment	—	—	6,934
Gain on sale of real estate	—	—	(206)
Funds from operations (FFO) attributable to common stockholders	$(2,153)	$8,215	$(3,156)

Amortization of debt financing costs	$1,329	$1,467	$1,919
Non-cash adjustment for ground lease	—	—	305
(Reversal of) provision for credit losses	(1,165)	2,288	16,911
Amortization of acquired lease intangibles, net	(77)	(36)	—
Straight-line expense, net	(521)	(64)	—
Adjustment for gain on repurchase and retirement of preferred stock	—	—	(21)
Net realized loss (gain) on disposition of commercial loans	7,883	(929)	—
Modified funds from operations (MFFO) attributable to common stockholders	$5,296	$10,941	$15,958

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to pay distributions to our stockholders, fund investments, originate loans, repay borrowings, and other general business needs including the payment of our operating and administrative expenses.

Our primary sources of funds for liquidity consist of net cash provided by operating activities, repayments of our outstanding loans by borrowers, proceeds from repurchase agreements and other financing arrangements and future issuances of equity and/or debt securities. As of December 31, 2025, we had $76,557 in unrestricted cash, $302,679 in available capacity on our borrowing facilities and $20,000 in available borrowing capacity from our revolving credit letter agreements.

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

Cash Flow Analysis

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash provided by operating activities	$11,388	$17,976	$16,195
Net cash provided by investing activities	136,348	127,587	96,530
Net cash used in financing activities	(133,179)	(135,157)	(87,990)
Net increase in cash and cash equivalents	$14,557	$10,406	$24,735

We experienced a net increase in cash and cash equivalents of $14,557 for the year ended December 31, 2025 compared to a net increase of $10,406 for the year ended December 31, 2024. During the year ended December 31, 2025, we funded $2,043 on existing mortgage loans, received $99,593 in principal payments from our loans, paid down $137,280 on our borrowing facilities, received $24,500 from the mortgage loan on REO, received $39,064 from the sale of a commercial loan and paid distributions of $18,587.

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

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of December 31, 2025, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.50% with a floor between 0.00% and 0.10%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. We used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of December 31, 2025 and 2024.

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

The tables below show our Facilities as of December 31, 2025 and 2024:

December 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$223,397	$534	$316,849	6.15%	857
Total Repurchase Facilities — commercial mortgage loans	$526,076	$223,397	$534	$316,849	6.15%	857

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222
____________
(1)
Excluding $0 of unamortized debt issuance costs as of December 31, 2025 and 2024.

Mortgage Loan Payable

On September 30, 2025, we entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Arbor Mist property. As of December 31, 2025, we had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and we have the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due. As of December 31, 2025, the carrying value of the mortgage loan payable was $23,891.

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

The following tables detail our loan participations sold as of December 31, 2025 and 2024:

	December 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,731	SOFR+4.7%	n/a	0.11
Senior participations (3)(5)	3	$47,009	$47,009	SOFR+2.0%	n/a	0.11

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3)(5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of December 31, 2025 and 2024, the loan participations sold were non-recourse to us.
(3)
During the years ended December 31, 2025 and 2024, we recorded $2,971 and $3,762 of interest expense related to loan participations sold, respectively.
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

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042
October 31, 2025	$1.2500	$0.1042
November 30, 2025	$1.2500	$0.1042
December 31, 2025	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements below. Since the IPO and through December 31, 2025, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2023.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31, 2023	$0.1001	$0.0903
April 30, 2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929
October 31, 2025	$0.1009	$0.0930
November 30, 2025	$0.1010	$0.0934
December 31, 2025	$0.1009	$0.0931

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2023.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2023	$1.6875	$0.421875
June 15, 2023	$1.6875	$0.421875
September 15, 2023	$1.6875	$0.421875
December 15, 2023	$1.6875	$0.421875
March 15, 2024	$1.6875	$0.421875
June 15, 2024	$1.6875	$0.421875
September 15, 2024	$1.6875	$0.421875
December 15, 2024	$1.6875	$0.421875
March 15, 2025	$1.6875	$0.421875
June 15, 2025	$1.6875	$0.421875
September 15, 2025	$1.6875	$0.421875
December 15, 2025	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Year Ended December 31,
	2025	2024	2023
Distributions to Holders of Common Stock
Paid in cash	$12,606	$12,602	$12,509
Reinvested in shares	—	—	85
Total distributions	$12,606	$12,602	$12,594
Cash flows from operating activities	$11,388	$17,976	$16,195
____________

For the year ended December 31, 2025, 90% of our common stock distributions were paid from cash flows from operating activities generated during the period, and the remainder was paid using cash generated during prior periods. For the years ended December 31, 2024 and 2023, 100% and 100%, respectively, of our common stock distributions were paid from cash flows from operating activities generated during the period.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in Part IV, Item 15, “Note 8 - Commitments and Contingencies.”

Review of our Policies

Our Board, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to originate, acquire and manage a diversified portfolio of first mortgage loans secured by CRE and credit loans, thereby reducing risk in our portfolio; (ii) there are sufficient loan underwriting opportunities with the attributes that we seek; (iii) our executive officers, director, affiliates of our Advisor and Sub-Advisor have expertise with the type of real estate investments we seek; and (iv) our borrowings will enable us to originate and acquire loan assets and earn revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

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

As of both December 31, 2025 and 2024, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2024 to December 31, 2025 was primarily due to the changes in the composition of our loan portfolio.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	December 31, 2025	December 31, 2024
(-) 50 Basis Points	(3.50)%	(4.43)%
(-) 25 Basis Points	(1.75)%	(2.22)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	1.75%	2.22%
(+) 50 Basis Points	3.50%	4.43%

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

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Denise C. Kramer	47	Chief Executive Officer, Director
Donald MacKinnon	61	President, Director, and Chairman of the Board
Catherine L. Lynch	67	Chief Financial Officer and Treasurer
Matthew Donnelly	55	Chief Investment Officer
Cathleen M. Hrtanek	49	Secretary
Norman A. Feinstein	78	Independent Director
Cynthia Foster Curry	63	Independent Director
Robert N. Jenkins	74	Independent Director

* As of January 1, 2026

Set forth below is certain biographical information regarding each of our directors and executive officers.

Denise C. Kramer is our Chief Executive Officer and one of our directors, positions she has held since December 2024. Ms. Kramer also serves as President of Inland InPoint Advisor, LLC, a position she has held since December 2021. Ms. Kramer also serves as the Chief Executive Officer of IPC Alternative Real Estate Income Trust, Inc. (“ALT REIT”) and as Chief Executive Officer of IPC Alternative Real Estate Advisor, LLC, ALT REIT’s external advisor, roles she has held since October 2025. Prior to her appointment as Chief Executive Officer of ALT REIT, Ms. Kramer served as ALT REIT’s Chief Operating Officer, Lead Portfolio Manager from June 2023 through October 2025. Since December 2022, Ms. Kramer has also served as Senior Vice President, Investment Product Management of IREIC. In this role, Ms. Kramer is responsible for directing the daily operations of real estate programs on Inland’s platform, including coordination with asset management, property management, legal, sales, marketing, operations, accounting and other functional areas. Ms. Kramer began her career with Inland in 2016, serving as Senior Vice President, Investment Product Research for Inland Securities Corporation, Inland’s managing broker dealer. Prior to joining Inland, Ms. Kramer served as Director of Investment Research at Advisor Group from January 2010 to August 2016 where she was responsible for the oversight of due diligence on all packaged products made available on Advisor Group’s platforms including real estate private placements, REITs and interval funds. Ms. Kramer has a B.A. in accounting from the University of Maine and a Master’s degree in finance from Northeastern University, she holds Series 7 and 66 licenses with FINRA, and is a CFA Charterholder. We believe that Ms. Kramer’s experience with IREIC as well as her role as Chief Executive Officer of ALT REIT make her well qualified to serve as a member of our Board of Directors.

Donald MacKinnon is our President, Chairman of the Board, and a Portfolio Manager of SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), positions he has held since October 2016, December 2024 and September 2016, respectively. Mr. MacKinnon served as the President and Chief Operating Officer of Realty Finance Trust, Inc. (“RFT”), and its advisor from January 2013 to November 2015, and as President of RFT and its advisor from November 2014 to November 2015. From May 2011 through December 2012, Mr. MacKinnon served as Senior Vice President and head of High Yield Portfolio Management for Cole Real Estate Investments, Inc. (“Cole”), where he invested approximately $350 million in credit sensitive CMBS and mezzanine loans for Cole. From July 2008 to March 2011, Mr. MacKinnon was a partner with EndPoint Financial, LLC where he provided CMBS advisory and real estate workout services. From January 2004 through March 2007, Mr. MacKinnon was a Managing Director at Nomura Securities International where he managed the North American Structured Credit Trading businesses including commercial real estate and asset backed securities. Prior to joining Nomura, Mr. MacKinnon served as President and Chief Executive Officer of REALM, Inc., a privately owned real estate software and services company primarily owned by Hicks Muse Tate and Furst, CMGI and T.H. Lee Putnam Equity Partners. Prior to REALM, Mr. MacKinnon was co-head and co-founder of the Commercial Mortgage Group and Manager of the European Asset Securitization Group at Donaldson Lufkin & Jenrette (“DLJ”). Prior to joining DLJ in 1992, Mr. MacKinnon worked in the Real Estate Finance Group at Salomon Brothers, Inc. on a variety of commercial real estate debt and equity transactions. Mr. MacKinnon also served on the board of directors for CRIIMI Mae, Inc. (NYSE: CMM) from 2001 to 2003. Mr. MacKinnon holds a B.A. in Economics from Ohio Wesleyan University and an M.B.A. from the Harvard Business School. We believe that Mr. MacKinnon’s experience as Chief Operating Officer and President of RFT, his prior experience as an officer of Cole and his significant finance experience make him well qualified to serve as a member of our Board of Directors.

Catherine L. Lynch is our Chief Financial Officer and Treasurer, positions she has held since October 2016, and the Chief Financial Officer and Treasurer of the Advisor, positions she has held since August 2016. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, LLC (formerly The Inland Group, Inc.) since June 2012. She serves as the Treasurer and Secretary (since January 1995), the Chief Financial Officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and Chief Financial Officer and Secretary (since June 1995) of the Dealer Manager. She has served as a director and as the Chairperson of the Board of Inland Real Estate Income Trust, Inc. (“IREIT”) since May 2025; she previously held the positions of Chief Financial Officer and Treasurer of IREIT from April 2014 to May 2025, and as a director of its business manager from August 2011 to May 2025. Ms. Lynch also served as Chief Financial Officer of Inland Residential Properties Trust, Inc. (“IRPT”) from December 2013 to October 2019 and has served as Chief Financial Officer of the business manager of IRPT since October 2014. Ms. Lynch also has served as Treasurer of Inland Capital Markets Group, Inc. from January 2008 through October 2010 and as a director of Inland Private Capital Corporation (“IPC”) since May 2012. Ms. Lynch served as the Treasurer of the business manager of IRPT from December 2013 to October 2014, as a director and Treasurer of Inland Investment Advisors, Inc. from June 1995 to December 2014 and as a director and Treasurer of Inland Institutional Capital Partners Corporation from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch holds a B.S. in Accounting from Illinois State University. Ms. Lynch is a member of the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

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

Cathleen M. Hrtanek is our Secretary, a position she has held since March 2022. She also served as the Secretary of the Advisor from August 2016 to December 2024. Ms. Hrtanek joined Inland in 2005 and is currently Chief Operating Officer of The Inland Real Estate Group, LLC, a position she assumed in May 2024 after most recently holding the titles of Associate General Counsel and Senior Vice President. Ms. Hrtanek has served as a Director of Inland Private Capital Corporation, Inland Securities Corporation, and a Manager of IPC Alternative Real Estate Advisor, LLC, respectively, since February 2024. Ms. Hrtanek has served as the Secretary of IREIT since August 2011 and served as the Secretary of its business manager from August 2011 to December 2024. Ms. Hrtanek also served as the Secretary of Inland Diversified Real Estate Income Trust, Inc. from September 2008 to July 2014 and its business manager from September 2008 to March 2016, and as the Secretary of IPC from August 2009 to May 2017. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and holds a B.A. in Political Science and French from the University of Notre Dame and a J.D. from Loyola University Chicago School of Law.

Norman A. Feinstein is one of our independent directors, a position he has held since October 2016. Mr. Feinstein currently serves as the Chief Executive Officer of Aspen Real Estate Capital, LLC, a real estate advisory firm, and has served in this role since October 1, 2019. Previously, Mr. Feinstein served as Vice Chairman of The Hampshire Companies (“Hampshire”), a full-service, privately held, fully-integrated real estate firm with assets valued at over $2.5 billion, from December 1998 to October 2019. While at Hampshire, Mr. Feinstein also served as Fund Manager of The Hampshire Generational Fund and as a member of Hampshire’s Investment Committee since January 2005. In his prior role, he also sourced acquisitions and new opportunities and engaged with investors on behalf of Hampshire. Prior to joining Hampshire in 1998, Mr. Feinstein had been a practicing attorney for more than 25 years, specializing in real estate law. During his career, he was a real estate owner and operator of commercial and residential properties and has served as President and Counsel to the New Jersey Apartment Association and was a Regional Vice President of the National Apartment Association. Mr. Feinstein also served as a member of the board of directors of Malvern Bancorp, Inc. and Malvern Federal Savings Bank from June 2016 to July 1, 2023. His term expired in connection with the merger of Malvern Bancorp, Inc. and First Bank, NJ. Mr. Feinstein holds a B.A. in the College of Liberal Arts and Sciences from the University of Connecticut and a J.D. from Suffolk University Law School. We believe that Mr. Feinstein’s commercial real estate experience makes him well qualified to serve as a member of our Board of Directors.

Cynthia Foster Curry is one of our independent directors, a position she has held since October 2016. Ms. Foster Curry was formerly the Chief Revenue Officer of LEX-Markets from January 2021 to January 2022. LEX-Markets was a commercial real estate marketplace that took commercial buildings public through single-asset initial public offerings. From January 2015 to January 2021, Ms. Foster Curry served as President, National Office Brokerage and Valuation of Colliers International (“Colliers”), where she lead Colliers’ national office platform across service lines including office leasing, tenant and landlord representation, investment sales, leasing agency, property management and valuation. Prior to joining Colliers, Ms. Foster Curry served as Executive Managing Director at

Cushman & Wakefield Inc. from June 2001 to January 2015. Ms. Foster Curry has also worked in the real estate investment banking group at Lazard Ltd., where she focused on large portfolio restructurings. Ms. Foster Curry has over 25 years of experience leading significant commercial real estate transactions and developing new business initiatives for multinational clients across a wide geographic range. Ms. Foster Curry has served as a member of the Board of Directors, the Audit Committee, and the Compensation Committee, as well as the Chairperson of the Nominating and ESG Committee, of SITE Centers Corp., a publicly traded retail REIT (NYSE: SITC), since September 2024. Ms. Foster Curry also serves as a director and as a member of the Audit Committee of the global commercial brokerage firm Avison Young, positions she has held since April 2024. In both 2015 and 2008, Ms. Foster Curry was named one of Real Estate Forum's “Most Influential Women in Real Estate.” In addition, Ms. Foster Curry has been honored as one of the “Top Women in Real Estate” by Sokol Media and received the Chairman’s Leadership Award in 2022 by the Museum of the City of NY. Ms. Foster Curry has served on the President’s Council of the Real Estate Roundtable and as an ULI Trustee. Ms. Foster Curry is active in the New York City community. She is on the Board of Trustees and the Executive Committees of the Hospital for Special Surgery (HSS) and the Museum of the City of New York. Ms. Foster Curry holds a B.A. in the History of Science from Skidmore College and an M.B.A. from Harvard University. Ms. Foster Curry is a licensed real estate broker in the State of New York. We believe that Ms. Foster Curry’s 25 years of experience in commercial real estate transactions make her well qualified to serve as a member of our Board of Directors.

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

Advisor and Sub-Advisor Board Nomination Rights

Our bylaws require that nominees for election as a director, whether by the stockholders or by the Board, shall include such number of individuals as are entitled to be designated for nomination pursuant to the Advisory Agreement and the Sub-Advisory Agreement. For so long as the Advisory Agreement and the Sub-Advisory Agreement are in effect, and subject to our charter and bylaws, the Advisor and the Sub-Advisor shall each have the right to designate for nomination, subject to the approval of such nomination by our Board, one director to the slate to be voted on by the stockholders; provided however, that in the event the number of directors constituting the Board is increased by a vote of the Board pursuant to the charter and bylaws, such number of director nominees which each of the Advisor and the Sub-Advisor is entitled shall be increased as necessary by a number that will result in such nominees representing not less than 20% of the total number of directors. We refer to the director designated for nomination by the Advisor as the “Advisor affiliated director nominee” and the director designated for nomination by the Sub-Advisor as the “Sub-Advisor affiliated director nominee.” The Advisor and the Sub-Advisor shall also have the right to consult with each other and jointly designate for nomination, subject to the approval of such nomination by our Board, three individuals to serve as independent directors; provided, however, that in the event the number of directors constituting the Board is increased by a vote of our Board pursuant to our charter and bylaws, such number of independent director nominees which the Advisor and the Sub-Advisor are entitled to designate shall be increased as necessary by a number that will result in such nominees representing not less than the minimum number of independent directors required under applicable law and pursuant to our charter and bylaws.

Procedures for Nominating Directors

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

Compensation of Directors

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2025 ($ in thousands).

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total Compensation
Norman A. Feinstein	$23	$10	—	—	—	$5	$38
Cynthia Foster Curry	$23	$10	—	—	—	$5	$38
Robert N. Jenkins	$30	$10	—	—	—	$5	$45

(1)
Represents the value of distributions received during the year ended December 31, 2025 on all stock awards received through December 31, 2025.

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

Our Board has authorized Class I shares for issuance under the restricted share plan. However, no awards shall be granted under the restricted share plan on any date on which the aggregate number of shares subject to awards previously issued under the restricted share plan, together with the proposed awards to be granted on such date, exceeds 5% of the number of outstanding shares of common stock on such date. In the event of a transaction between the Company and its stockholders that causes the per-share value of our common stock to change (including, without limitation, a stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the plan will be adjusted proportionately and our Board will make adjustments to the restricted share plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from the transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 12, 2026, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 2901 Butterfield Road, Oak Brook, Illinois 60523.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Percentage(2)
Denise C. Kramer(3)	40,040	*
Donald MacKinnon(4)	29,492	*
Norman A. Feinstein	8,644	*
Cynthia Foster Curry	14,644	*
Robert N. Jenkins	8,644	*
Catherine L. Lynch	600	*
Matthew Donnelly(4)	—	*
Cathleen M. Hrtanek	200	*
All officers and directors as a group (8 persons)	102,264	1.0%

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
(2)
Based on a total of 10,119,869 shares of common stock issued and outstanding as of March 12, 2026.
(3)
The shares owned by the Advisor are deemed to be beneficially owned by Ms. Kramer. Ms. Kramer exercises control over the Advisor but does not have sole voting and investment power with respect to the shares owned by the Advisor.
(4)
The address of such person is 375 Park Avenue, 33rd Floor, New York, New York 10152.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our independent director restricted share plan as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	492,587
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	492,587

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

Our investment strategy is expected to overlap with the investment strategy of other client accounts managed by our Sub-Advisor or its affiliates and may overlap with others in the future. Our Sub-Advisor has prepared written investment allocation guidelines regarding the allocation of investment opportunities between us and other Sound Point accounts, which have been approved by our Advisor and our Board and are described below.

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

Term of Advisory Agreement

The current term of the Advisory Agreement ends on December 31, 2026, subject to renewals upon mutual consent of the parties, including an affirmative vote of a majority of our independent directors, for an unlimited number of successive one-year periods. It is the duty of our Board to evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in these evaluations will be reflected in the minutes of the meetings of our Board in which the evaluations occur. The Advisory Agreement may be terminated without cause or penalty by us upon a vote of a majority of the independent directors, or by the Advisor, in each case by providing no fewer than 60 days’ prior written notice to the other party.

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

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and the Advisor, the Sub-Advisor, any of our directors or affiliates of any of the foregoing are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions occurring in the year ended December 31, 2025 are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2025, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2025, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and the Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor or Sub-Advisor.

Revolving Credit Liquidity Letter Agreements

IREIC, the Company’s sponsor, and Sound Point have agreed under separate letter agreements dated July 20, 2021, and July 15, 2021, respectively, to make revolving credit loans to the Company in an aggregate principal amount outstanding at any one time not to exceed $5,000 and $15,000, respectively (the “IREIC-Sound Point Commitments”) from time to time until the Termination Date (defined below) of the letter agreements. These letter agreements are essentially identical to each other in all material respects other than the commitment amounts. We will use the IREIC-Sound Point Commitments to satisfy requirements to maintain cash or cash equivalents under the Company’s repurchase and other borrowing arrangements. The “Termination Date” is the earliest of (i) the Maturity Date (defined below) (ii) the first date on which the Company’s balance sheet equity is equal to or greater than $500,000, (iii) the date IREIC or one of its affiliates is no longer the Company’s Advisor or Sound Point or one of its affiliates is no longer the Company’s Sub-Advisor and (iv) such earlier date on which the commitment will terminate as provided in the letter agreements, for example, because of an event of default. The “Maturity Date” is one year from the date of the agreement, and the Maturity Date will be automatically extended every year for an additional year, unless (a) the lender delivers notice of termination 60 days prior to an anniversary of the letter agreements or (b) an Event of Default (defined below) has occurred and is continuing; each letter agreement was automatically extended on its respective anniversary date during the year ended December 31, 2025. Each revolving loan will bear interest at 6.00% per annum. Interest is payable in arrears when principal is paid or repaid and on the Termination Date. Each of the following constitutes an “Event of Default” under the letter agreements: (y) the Company fails to perform or observe any covenant or condition to be performed or observed under the letter agreement (including the obligation to repay a loan in full on the Termination Date) and such failure is not remedied within three business days of its receipt of notice thereof; or (z) the Company becomes insolvent or the subject of any bankruptcy proceeding.

Director Independence

For information relating to our independent directors, see Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2025 and 2024, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2025 and 2024, respectively ($ in thousands).

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees(1)	$448	$435
Audit-related fees	—	—
Tax fees(2)	53	50
All other fees	—	—
Total	$501	$485
____________

(1)
Audit fees consist of fees incurred for the audit of our annual consolidated financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2025 and 2024, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements are contained herein on pages 92 - 129 of this Annual Report on Form 10-K.

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

10.16

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

10.17

Expense Limitation Agreement made as of July 1, 2021 by and among InPoint Commercial Real Estate Income, Inc., Inland InPoint Advisor, LLC, and SPCRE InPoint Advisors, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 8, 2021 and incorporated by reference)

10.18

Underwriting Agreement, dated September 15, 2021, by and between the Company, the Operating Partnership, the Advisor and Raymond James & Associates, Inc. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2021 and incorporated by reference)

10.19

Master Participation Agreement, dated as of November 15, 2021, by and among InPoint REIT Operating Partnership, LP, and American Family Life Assurance Company of Columbus (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 11, 2022 and incorporated by reference)

10.20

Amendment No. 2 to Uncommitted Master Repurchase Agreement, dated as of May 5, 2023, by and between JPMorgan Chase Bank, National Association and InPoint JPM Loan, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 8, 2023 and incorporated by reference)

10.21

Amendment No. 1 to Guarantee Agreement, dated as of May 5, 2023, by InPoint Commercial Real Estate Income, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 8, 2023 and incorporated by reference)

19.1	InPoint Commercial Real Estate Income, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed March 14, 2025 and incorporated by reference)

21.1*	List of Subsidiaries of InPoint Commercial Real Estate Income, Inc.

24.1*	Power of Attorney (included in the signature page)

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Title:	Chief Executive Officer
Date:	March 13, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Denise C. Kramer	Chief Executive Officer	March 13, 2026
Name:	Denise C. Kramer	(principal executive officer)

By:	/s/ Donald MacKinnon	President, Director and Chairman of the Board	March 13, 2026
Name:	Donald MacKinnon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 13, 2026
Name:	Catherine L. Lynch	(principal financial officer and principal accounting officer)

By:	/s/ Norman A. Feinstein	Director	March 13, 2026
Name:	Norman A. Feinstein

By:	/s/ Cynthia Foster Curry	Director	March 13, 2026
Name:	Cynthia Foster Curry

By:	/s/ Robert N. Jenkins	Director	March 13, 2026
Name:	Robert N. Jenkins

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	91

Consolidated Balance Sheets as of December 31, 2025 and 2024	92

Consolidated Statements of Operations for the Years ended December 31, 2025, 2024 and 2023	93

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2025, 2024 and 2023	94

Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024 and 2023	95

Notes to Consolidated Financial Statements	97

Schedule IV – Mortgage Loans on Real Estate	128

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

InPoint Commercial Real Estate Income, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InPoint Commercial Real Estate Income, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 13, 2026

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$76,557	$64,549
Restricted cash	2,549	—
Commercial mortgage loans:
Commercial mortgage loans at cost	351,823	563,071
Allowance for credit losses	(3,930)	(13,898)
Commercial mortgage loans at cost, net	347,893	549,173
Real estate owned, net of depreciation	93,282	39,633
Acquired lease intangible assets, net	4,103	2,969
Deferred debt finance costs	438	453
Accrued interest receivable	1,219	2,741
Prepaid expenses and other assets	3,200	1,797
Total assets	$529,241	$661,315
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$223,397	$360,677
Loan participations sold, net	47,009	48,524
Mortgage loan payable, net	23,891	—
Acquired lease intangible liabilities, net	598	404
Due to related parties	1,221	1,407
Accrued interest payable	2,644	2,349
Distributions payable	1,051	1,051
Accrued expenses and other liabilities	3,182	2,324
Total liabilities	302,993	416,736

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized, 3,544,553 shares issued and outstanding as of December 31, 2025 and 2024	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding at December 31, 2025 and 2024	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 shares issued and outstanding as of December 31, 2025 and 2024	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 472,851 and 470,980 shares issued and outstanding as of December 31, 2025, and 2024, respectively	—	—
Additional paid in capital	341,354	339,524
Accumulated deficit	(115,120)	(94,959)
Total stockholders’ equity	226,248	244,579
Total liabilities and stockholders’ equity	$529,241	$661,315

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest income:
Interest income	$37,992	$58,099	$68,253
Less: Interest expense	(23,952)	(36,501)	(42,195)
Net interest income	14,040	21,598	26,058
Revenue from real estate	8,966	2,791	12,719
Total income	23,006	24,389	38,777
Operating expenses:
Advisory fee	3,108	3,196	3,381
Amortization of debt finance costs	1,329	1,467	1,919
Directors compensation	76	78	80
Professional service fees	1,055	936	286
Real estate operating expenses	5,643	1,790	11,700
Provision for asset impairment	—	—	6,934
Depreciation and amortization	5,402	1,527	514
Other expenses	1,249	1,367	1,674
Total operating expenses	17,862	10,361	26,488
Other income (loss):
Reversal of (provision for) credit losses	1,165	(2,288)	(16,911)
Gain on sale of real estate	—	—	206
Net realized (loss) gain on disposition of commercial loans	(7,883)	929	—
Total other loss	(6,718)	(1,359)	(16,705)
Net (loss) income before income taxes	(1,574)	12,669	(4,416)
Income tax provision	—	—	(22)
Net (loss) income	(1,574)	12,669	(4,438)
Series A Preferred Stock dividends	(5,981)	(5,981)	(5,981)
Gain on repurchase and retirement of preferred stock	—	—	21
Net (loss) income attributable to common stockholders	$(7,555)	$6,688	$(10,398)
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.75)	$0.66	$(1.03)
Weighted average number of shares of common stock
Basic	10,118,536	10,116,738	10,114,606
Diluted	10,118,536	10,117,722	10,114,606

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	$4	$9	$1	$—	$—	$—	$—	$339,470	$(60,927)	$278,557
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Total stockholders’ equity at beginning of year, as adjusted	4	9	1	—	—	—	—	339,470	(66,049)	273,435
Proceeds from issuance of common stock	—	—	—	—	—	—	—	342	—	342
Repurchase and retirement of preferred stock	—	—	—	—	—	—	—	(104)	21	(83)
Offering costs	—	—	—	—	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	—	—	—	—	(4,438)	(4,438)
Common stock distributions declared	—	—	—	—	—	—	—	—	(12,597)	(12,597)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(5,981)	(5,981)
Distribution reinvestment	—	—	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	—	—	—	31	—	31
Balance as of December 31, 2023	4	9	1	—	—	—	—	339,581	(89,044)	250,551
Offering costs	—	—	—	—	—	—	—	(87)	—	(87)
Net income	—	—	—	—	—	—	—	—	12,669	12,669
Common stock distributions declared	—	—	—	—	—	—	—	—	(12,603)	(12,603)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(5,981)	(5,981)
Equity-based compensation	—	—	—	—	—	—	—	30	—	30
Balance as of December 31, 2024	4	9	1	—	—	—	—	339,524	(94,959)	244,579
Reimbursement of offering costs (Note 10)	—	—	—	—	—	—	—	1,800	—	1,800
Net loss	—	—	—	—	—	—	—	—	(1,574)	(1,574)
Common stock distributions declared	—	—	—	—	—	—	—	—	(12,606)	(12,606)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(5,981)	(5,981)
Equity-based compensation	—	—	—	—	—	—	—	30	—	30
Balance as of December 31, 2025	$4	$9	$1	$—	$—	$—	$—	$341,354	$(115,120)	$226,248

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities
Net (loss) income	$(1,574)	$12,669	$(4,438)
Adjustments to reconcile net (loss) income to cash provided by operations:
(Reversal of) provision for credit losses	(1,165)	2,288	16,911
Provision for asset impairment	—	—	6,934
Depreciation and amortization expense	5,402	1,527	514
Gain on sale of real estate	—	—	(206)
Reduction in the carrying amount of the right-of-use asset	—	—	30
Net realized loss (gain) on disposition of commercial loans	7,883	(929)	—
Amortization of acquired above- and below-market leases, net	(77)	(36)	—
Amortization of equity-based compensation	30	30	31
Amortization of debt finance costs to operating expense	1,329	1,467	1,919
Amortization of debt finance costs to interest expense	87	—	3
Amortization of origination fees	—	—	(15)
Amortization of deferred exit fees	—	—	36
Amortization of loan extension fees	(881)	(529)	(652)
Changes in assets and liabilities:
Accrued interest receivable	891	542	(162)
Accrued expenses and other liabilities	933	1,691	(7,378)
Accrued interest payable	344	735	715
Due to related parties	(411)	6	47
Prepaid expenses and other assets	(1,403)	(1,485)	1,906
Net cash provided by operating activities	11,388	17,976	16,195
Cash flows from investing activities:
Origination/funding of commercial loans	(2,043)	(10,217)	(23,073)
Loan extension fees received on commercial loans	665	520	637
Principal repayments of commercial loans	99,593	123,606	107,520
Proceeds from sale of commercial loan	39,064	13,678	—
Real estate capital expenditures	(931)	—	(496)
Proceeds from sale of real estate	—	—	11,942
Net cash provided by investing activities	136,348	127,587	96,530
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	342
Repurchase of preferred stock	—	—	(83)
Payment of offering costs	(36)	(121)	(282)
Reimbursement of offering costs	1,800	—	—
Proceeds from repurchase agreements	—	11,830	359,951
Principal repayments of repurchase agreements	(137,280)	(108,591)	(390,602)
Proceeds from mortgage loan payable	24,500	—	—
Principal repayments of credit facility	—	(9,498)	(8,882)
Proceeds from sale of loan participations	66	—	435
Principal repayments of loan participations	(1,630)	(8,880)	(28,728)
Debt finance costs	(2,012)	(1,314)	(1,651)
Distributions paid to common stockholders	(12,606)	(12,602)	(12,509)
Distributions paid to preferred stockholders	(5,981)	(5,981)	(5,981)
Net cash used in financing activities	(133,179)	(135,157)	(87,990)
Net change in cash, cash equivalents and restricted cash	14,557	10,406	24,735
Cash, cash equivalents and restricted cash at beginning of period	64,549	54,143	29,408
Cash, cash equivalents and restricted cash at end of period	$79,106	$64,549	$54,143

The accompanying notes are an integral part of these consolidated financial statements

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Amortization of deferred exit fees due to related party	$661	$(593)	$(176)
Interest paid	$23,199	$37,045	$41,899
Net assets acquired upon foreclosure of commercial loans	$58,984	$43,627	$—
Deferred interest capitalized on real estate loan	$631	$—	$—
Accrued stockholder servicing fee due to related party	$(36)	$(34)	$(39)
Accrued capital expenditures	$—	$(62)	$—
Distribution reinvestment	$—	$—	$85

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of CRE debt, including (a) primarily floating-rate first mortgage loans and (b) subordinate mortgage and mezzanine loans. The Company may also invest in participations in loans secured by CRE, floating-rate CRE securities, such as commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”) and select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

On May 3, 2019, the Company commenced its initial public offering (the “IPO”) of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock pursuant to a registration statement on Form S-11 (File No. 333-230465). The IPO terminated upon the commencement of the Second Public Offering (described below). On November 2, 2022, the Company commenced its second public offering (the “Second Public Offering” and together with the IPO, the “Public Offerings”) of up to $2,200,000 in shares of common stock pursuant to a registration statement on Form S-11 (File No. 333-264540). Inland Securities Corporation (the “Dealer Manager”) served as the Company’s dealer manager for the Public Offerings. On January 30, 2023, the Board unanimously approved the suspension of the sale of shares in the primary portion of the public offering, effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Second Public Offering terminated on November 1, 2025.

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

For more information on the Public Offerings and the Preferred Stock Offering, see “Note 6 – Stockholders’ Equity”.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

In light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the share repurchase plan (the “SRP”), which were in excess of such fundraising, on January 30, 2023, the Board suspended the SRP. In connection with such suspension, the Board also suspended the primary portion of the Second Public Offering (the “Primary Offering”) and the distribution reinvestment plan (the “DRP”), effective as of February 10, 2023. The Second Public Offering terminated on November 1, 2025. The SRP and the DRP each remains suspended unless and until such time as the Board approves their resumption, and the Company no longer has any shares registered with the SEC in connection with the DRP.

Please refer to “Note 15 – Subsequent Events” and Part II, “Item 1A – Risk Factors” for updates to the Company’s business after December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$76,557	$64,549
Restricted cash	2,549	—
Total cash, cash equivalents, and restricted cash	$79,106	$64,549

Credit Facility Payable

The Company had a credit facility to finance the acquisition or origination of commercial mortgage loans. This credit facility, when drawn upon, was accounted for as debt. The fees paid for this credit facility were recorded in deferred debt finance costs on the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

consolidated balance sheet and were amortized straight line over the period of the agreement to debt finance costs on the consolidated statement of operations. For further information on the credit facility, see “Note 4 – Repurchase Agreements, Credit Facility and Mortgage Loan Payable.”

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

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

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

As of December 31, 2025 and 2024, the Company had $347,893 and $549,173 of commercial mortgage loans held for investment, respectively, which is net of allowance for credit losses of $3,930 and $13,898, respectively. See Note 3 – “Commercial Mortgage Loans Held for Investment - Allowance for Credit Losses” for further information.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

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

Leases

Finance lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recorded based on the fair value of the underlying property. Lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company’s discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. Total lease expense is recognized as interest on the finance lease liability and amortization of the ROU asset on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. As of December 31, 2025 and 2024, the Company had no finance leases.

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

Organization and Offering Expenses

The Company conducted an IPO that commenced following the conclusion of the Private Offering on June 28, 2019. The IPO concluded and the Second Public Offering began when the S-11 for the Second Public Offering was declared effective by the SEC on November 2, 2022 (File No. 333-264540). As described above, on January 30, 2023, the Board approved the suspension of the Primary Offering. The Second Public Offering terminated on November 1, 2025. For classes of shares sold in the Public Offerings, the purchase price per share was based on a monthly NAV published around the 15th of the month preceding its effective date with the valuation based on the end of the previous month. For the Private Offering, the purchase price per Class P Share was equal to $25.00 (the “Transaction Price”) plus applicable selling commissions, dealer manager fees and organization and offering expenses, resulting in a total purchase price of $27.38 per Class P Share if maximum selling commissions, dealer manager fees and organization and offering expenses were paid. The Dealer Manager was the dealer manager for the Private Offering, the IPO and the Second Public Offering.

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

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

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

The Company reimbursed the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Private Offering not in excess of the organization and offering expenses paid by investors in connection with the sale of Class P Shares in the Private Offering. The Company also reimburses the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Public Offerings, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company incurs exceeds 15% of its gross proceeds from the Public Offerings. Any such reimbursement is recorded as an increase to additional paid in capital. See “Note 10 – Transactions with Related Parties” for additional information.

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

The Company had no uncertain tax positions as of December 31, 2025 or 2024. The Company had no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, returns for the calendar years 2022, 2023, 2024 and 2025 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

The Company operated the Renaissance O’Hare Suites Hotel (the “Renaissance O’Hare”) through a taxable REIT subsidiary (“TRS”) that engaged a third-party hotel management company to manage the hotel under a management contract. The TRS had cumulative net operating losses of $3,628 and $3,960 as of December 31, 2025 and 2024, respectively, with corresponding deferred tax asset of $1,034 and $1,129 as of December 31, 2025 and 2024, respectively. These losses have no expiration. The deferred tax asset is calculated using an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit). As of December 31, 2025, it is more likely than not that the Company will not generate sufficient taxable income to fully realize the tax deferred tax asset related to the Company’s TRS, therefore the Company maintains a full valuation allowance on its deferred tax asset of $1,034. The Renaissance O’Hare was sold on September 28, 2023. See Note 13 for further information.

Distributions Payable

Distributions payable represent distributions declared as of the balance sheet date which are payable to stockholders.

Per Share Data

The Company calculates basic and diluted earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Basic earnings (loss) per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. For further information about the Company’s calculation of EPS, see Note 7 – “Net Income (Loss) Per Share Attributable to Common Stockholders.”

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 became effective for annual periods that began after December 15, 2024. The amendments should be applied prospectively, however retrospective application was permitted. The Company has adopted ASU 2023-09 and updated its disclosure in Note 2 – “Summary of Significant Accounting Policies – Income Taxes”. The adoption did not have any impact on the Company’s financial position, results of operations, or cash flows.

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting guidance, defines applicability to entities presenting full GAAP interim financial statements, provides form and content requirements for condensed statements, and introduces a principle requiring disclosure of material events occurring after the prior annual period. ASU 2025-11 does not change existing disclosure requirements. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on the Company’s interim reporting.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of December 31, 2025 and 2024:

December 31, 2025

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	14	$343,175	$1,148	$(3,930)	$340,393	7.3%	0.4
Credit loans	1	7,500	—	—	7,500	9.2%	1.8
Total and average	15	$350,675	$1,148	$(3,930)	$347,893	7.3%	0.4

December 31, 2024

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	23	$549,303	$388	$(9,898)	$539,793	7.7%	0.6
Credit loans	2	13,380	—	(4,000)	9,380	9.2%	1.9
Total and average	25	$562,683	$388	$(13,898)	$549,173	7.7%	0.6

____________
(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On December 15, 2025, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 3.75%. On December 15, 2024, the SOFR rate reset to 4.40%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

For the years ended December 31, 2025 and 2024, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

Year Ended December 31, 2025	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$563,071	$(13,898)	$549,173
Loan originations/advances	2,043	—	2,043
Principal repayments	(99,369)	—	(99,369)
Sale of loan (1)	(47,476)	—	(47,476)
Amortization of loan origination and deferred exit fees	1,445	—	1,445
Deferred interest capitalized on real estate loan	631	—	631
Origination fees and extension fees received on commercial loans	(1,316)	—	(1,316)
Transfer on foreclosure to real estate owned (2)	(61,826)	—	(61,826)
Loan written off (3)	(5,380)	—	(5,380)
Reversal of credit losses	—	1,091	1,091
Charge-offs (4)	—	8,877	8,877
Balance at End of Period	$351,823	$(3,930)	$347,893

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

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
(3)
Relates to write-off of a loan. See “Asset-Specific CECL Reserve” section below for further information.
(4)
Relates to the acquisition of two properties secured by senior loans, settlement of a loan and write-off of a loan. See Note 13 – “Real Estate Owned” and “Asset-Specific CECL Reserve” section below for additional information.

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

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses:

Year Ended December 31, 2025	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of year	$(13,898)	$(96)	$(13,994)
Reversal of credit losses	1,091	74	1,165
Charge-offs (2)	8,877	—	8,877
Ending allowance for credit losses	$(3,930)	$(22)	$(3,952)
(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets following the adoption of ASU 2016-13 on January 1, 2023.
(2)
Relates to the acquisition of two properties secured by senior loans, settlement of a loan and write-off of a loan. See Note 13 – “Real Estate Owned” and “Asset-Specific CECL Reserve” section below for additional information.

Year Ended December 31, 2024	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of year	$(21,849)	$(289)	$(22,138)
(Provision for) reversal of credit losses	(2,481)	193	(2,288)
Charge-offs (2)	10,432	—	10,432
Ending allowance for credit losses	$(13,898)	$(96)	$(13,994)

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

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

As of December 31, 2025, the Company had a total CECL reserve of $3,952, which included an asset-specific component of $942 related to one loan. During the year ended December 31, 2025, the Company decreased the CECL reserve by $10,042, which includes $8,877 charge-offs related to four loans. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

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

As of December 31, 2025, five loans had a risk rating of 2, eight had a risk rating of 3 and two had a risk rating of 4. As of December 31, 2024, thirteen loans had a risk rating of 2, six had a risk rating of 3, four had a risk rating of 4 and two had a risk rating of 5.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of December 31, 2025 and 2024:

Loan Type	Collateral Type	December 31, 2025	December 31, 2024
Credit	Office	$—	$4,000	(1)
Senior	Office	—	937	(2)
Senior	Office	—	1,080	(3)
Senior	Multifamily	—	212	(4)
Senior	Office	—	803	(5)
Senior	Industrial	—	187	(6)
Senior	Multifamily	942	—	(7)
Total		$942	$7,219
____________
(1)
The loan was secured by an office property in Las Vegas. On July 1, 2025, the Company entered into a forbearance and modification agreement with the borrower, which extended the maturity date of the loan to December 31, 2025. In addition, the Company agreed to accept $2,250 for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $500 in July 2025 that was applied against the required amounts due. In January 2026, the Company was informed that the sponsor is turning over the property to the senior lender. As a result, the Company wrote off the entire outstanding principal balance of $5,380 of the loan as of December 31, 2025. The loan had been on nonaccrual status since July 1, 2024.
(2)
The loan was secured by an office property in Memphis, TN with a maturity date of November 9, 2026. During the fourth quarter of 2024, the borrower sold a property included in the loan and paid down the principal balance of $5,072, and the Company extended the loan for one year. On October 28, 2025, the Company entered into a discounted payoff agreement with the borrower, pursuant to which the loan was settled for $1,678 in full satisfaction of all obligations under the loan.
(3)
The loan is secured by an office property in San Diego, CA with an outstanding balance of $13,626 and an unfunded commitment of $153 as of December 31, 2025, and a maturity date of May 9, 2026. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. During the quarter ended December 31, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of December 31, 2025. The loan has a risk rating of 3 as of December 31, 2025.
(4)
The loan is secured by a multifamily property in Arlington, TX with an outstanding balance of $24,081 and no unfunded commitment as of December 31, 2025, and a maturity date of December 9, 2026. During the quarter ended March 31, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. During the quarter ended December 31, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of December 31, 2025. The loan has a risk rating of 3 as of December 31, 2025.
(5)
The loan is secured by an office property in Honolulu, HI with an outstanding balance of $12,700 and no unfunded commitment as of December 31, 2025. The loan matured on April 9, 2023 and was accruing default interest. On March 18, 2025, the Company extended the loan maturity date to February 9, 2026 to allow the borrower to obtain long-term financing or other bridge financing. As part of the extension, the borrower made a principal reduction payment of $750 and paid other considerations. See “Loan Modifications” below for further information. During the quarter ended June 30, 2025, the Company observed an increase in the in-place net operating income and other macroeconomic improvements which resulted in an improvement in the estimated value of the property. As the estimated value exceeded the loan balance, the asset-specific CECL reserve was reversed. During the quarter ended December 31, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of December 31, 2025. The loan has a risk rating of 4 as of December 31, 2025. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

(6)
The loan was secured by an industrial property in Mangonia Park, FL. The loan matured on April 9, 2025 and was paid off in full including all outstanding accrued interest on July 8, 2025.
(7)
The loan is secured by a multifamily property in Converse, TX with an outstanding balance of $24,946 and no unfunded commitment as of December 31, 2025, and a maturity date of May 9, 2026. The Company has recorded an asset-specific CECL reserve of $942 for the loan as of December 31, 2025 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 3 as of December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company recognized $2,569 and $426, respectively, in interest income related to the nonaccrual status loans prior to such loans being placed on nonaccrual status. During the years ended December 31, 2025 and 2024, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the year ended December 31, 2025 and 2024, the total interest income forgone after placing these loans on nonaccrual status was $2,692 and $4,599.

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

During the year ended December 31, 2025, the Company made two such modifications that are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), as they were considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In the first instance, the Company entered into a forbearance and modification agreement with the borrower under a credit loan secured by an office property located in Las Vegas, NV, which extended the maturity date to December 31, 2025, as described above. In addition, the Company agreed to accept $2,250 for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $500 in July 2025 that was applied against the required amounts due. In January 2026, the Company was informed that the sponsor is turning over the property to the senior lender. As a result, as of December 31, 2025, the Company wrote off the entire outstanding principal balance of $5,380 of the loan. In the second instance, the Company granted a term extension to February 9, 2026 for a senior loan secured by an office property located in Honolulu, HI described above. The modification provided for $750 in principal paydown and payments toward cash flow reserve deposit and modification fee of $600 and $50, respectively. The modification also provides for the accrued maturity default interest of $631 on the loan as of March 31, 2025 to be repaid as deferred commitment fee upon loan maturity. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $12,700, representing 3.6% of the Company’s commercial mortgage loans as of December 31, 2025. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process.

During the year ended December 31, 2024, the Company made one such modification that is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a two-year term extension, which can be further extended by one year subject to certain terms and conditions, for a senior loan secured by an office property located in Charlotte, NC described above. The Company waived maturity default interest of $738 on the loan. No principal was forgiven as a result of the modification. The modification provides for payment-in-kind of any accrued interest that exceeds a per annum rate of 4%. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $23,078, representing 4.1% of the Company’s commercial mortgage loans as of December 31, 2024.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of December 31, 2025, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% to 2.50% with a floor between 0.00% to 0.10%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. The Company used the increased capacity to pay off the balance on the Atlas Repo Facility. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of December 31, 2025 and 2024.

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

The details of the Facilities as of December 31, 2025 and 2024 are as follows:

December 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$223,397	$534	$316,849	6.15%	857
Total Repurchase Facilities — commercial mortgage loans	$526,076	$223,397	$534	$316,849	6.15%	857

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

December 31, 2024					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$360,677	$958	$496,287	6.79%	1,222
Total Repurchase Facilities — commercial mortgage loans	526,076	360,677	958	496,287	6.79%	1,222
WA Credit Facility	40,000	—	—	—	—	69
	$566,076	$360,677	$958	$496,287	6.79%	1,222
____________

(1)
Excluding $0 of unamortized debt issuance costs as of December 31, 2025 and 2024.

Mortgage Loan Payable

On September 30, 2025, the Company entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Company’s multifamily REO asset located in Kansas City, MO. As of December 31, 2025, the Company had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and the Company has the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due.

Debt issuance costs for the mortgage loan are amortized as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgage loan payable. As of December 31, 2025, the carrying value of the mortgage loan payable was $23,891.

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

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

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

On July 2, 2025, the Company acquired legal title to an office property through a non-judicial foreclosure transaction. On July 2, 2024, the Company acquired legal title to two office properties through non-judicial foreclosure transactions. Both the underlying loans were subject to loan participation agreements. Upon foreclosure, the Company is still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable. During the years ended December 31, 2025 and 2024, the total monthly payments were $1,447 and $816, respectively, and the interest due under the participation agreements was $1,789 and $695, respectively. As a result, the shortfall of $342 during the year ended December 31, 2025, resulted in an increase in accrued but unpaid interest, and the excess of $121 during the year ended December 31, 2024, resulted in a paydown of accrued and unpaid interest. The participation payments have been included within interest expense in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the Company had $1,456 and $764, respectively, in accrued but unpaid interest on these properties.

The following tables detail the Company’s loan participations sold as of December 31, 2025 and 2024:

	December 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,731	SOFR+4.7%	n/a	0.11
Senior participations (3)(5)	3	$47,009	$47,009	SOFR+2.0%	n/a	0.11

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	2	$36,528	$29,294	SOFR+3.6%	n/a	0.77
Senior participations (3)(5)	3	$48,524	$48,524	SOFR+2.0%	n/a	0.77
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of December 31, 2025 and 2024, the loan participations sold were non-recourse to the Company.
(3)
During the years ended December 31, 2025 and 2024, the Company recorded $2,971 and $3,762 of interest expense related to loan participations sold, respectively.
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

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

Year Ended December 31, 2025	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980
Issuance of restricted shares	—	—	—	—	—	—	1,871
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	472,851

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

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

During the years ended December 31, 2025 and 2024, the Company did not issue any shares in the Public Offerings.

During the year ended December 31, 2023, the Company issued shares in the Public Offerings at an average price per share of $19.55 with total net proceeds, including proceeds from the DRP, of $183 after offering costs of $240.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Distributions

Common Stock

The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since January 1, 2023.

Record date	Aggregate annualized gross distribution declared per share of common stock	Aggregate monthly gross distribution declared per share of common stock
January 31, 2023	$1.2500	$0.1042
February 28, 2023	$1.2500	$0.1042
March 31, 2023	$1.2500	$0.1042
April 30, 2023	$1.2500	$0.1042
May 31, 2023	$1.2500	$0.1042
June 30, 2023	$1.2500	$0.1042
July 31, 2023	$1.2500	$0.1042
August 31, 2023	$1.2500	$0.1042
September 30, 2023	$1.2500	$0.1042
October 31, 2023	$1.2500	$0.1042
November 30, 2023	$1.2500	$0.1042
December 31, 2023	$1.2500	$0.1042
January 31, 2024	$1.2500	$0.1042
February 29, 2024	$1.2500	$0.1042
March 31, 2024	$1.2500	$0.1042
April 30, 2024	$1.2500	$0.1042
May 31, 2024	$1.2500	$0.1042
June 30, 2024	$1.2500	$0.1042
July 31, 2024	$1.2500	$0.1042
August 31, 2024	$1.2500	$0.1042
September 30, 2024	$1.2500	$0.1042
October 31, 2024	$1.2500	$0.1042
November 30, 2024	$1.2500	$0.1042
December 31, 2024	$1.2500	$0.1042
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042
October 31, 2025	$1.2500	$0.1042
November 30, 2025	$1.2500	$0.1042
December 31, 2025	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through December 31, 2025, the Company had not issued any shares of Class S common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2023.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2023	$0.1000	$0.0900
February 28, 2023	$0.1004	$0.0914
March 31, 2023	$0.1001	$0.0903
April 30, 2023	$0.1002	$0.0907
May 31, 2023	$0.1001	$0.0903
June 30, 2023	$0.1004	$0.0912
July 31, 2023	$0.1005	$0.0916
August 31, 2023	$0.1005	$0.0915
September 30, 2023	$0.1006	$0.0920
October 31, 2023	$0.1005	$0.0916
November 30, 2023	$0.1006	$0.0920
December 31, 2023	$0.1005	$0.0916
January 31, 2024	$0.1006	$0.0919
February 29, 2024	$0.1008	$0.0927
March 31, 2024	$0.1006	$0.0920
April 30, 2024	$0.1007	$0.0925
May 31, 2024	$0.1006	$0.0921
June 30, 2024	$0.1008	$0.0925
July 31, 2024	$0.1006	$0.0921
August 31, 2024	$0.1007	$0.0922
September 30, 2024	$0.1008	$0.0926
October 31, 2024	$0.1007	$0.0922
November 30, 2024	$0.1008	$0.0926
December 31, 2024	$0.1007	$0.0922
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929
October 31, 2025	$0.1009	$0.0930
November 30, 2025	$0.1010	$0.0934
December 31, 2025	$0.1009	$0.0931

Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2025 were $10,703, $932, $323, $58 and $590, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2024 were $10,704, $932, $322, $58 and $587, respectively. Total distributions declared for Class P, Class A, Class T, Class D and Class I shares for the year ended December 31, 2023 were $10,704, $932, $318, $58 and $585, respectively.

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the years ended December 31, 2025, 2024 and 2023. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

Year Ended December 31, 2025	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2500	$1.2500	$1.2500	$—	$1.2500	$1.2500
Stockholder servicing fee per share	N/A	N/A	N/A	0.1366	—	0.0401	N/A
Net distributions declared per share	$1.6875	$1.2500	$1.2500	$1.1134	$—	$1.2099	$1.2500

Year Ended December 31, 2024	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2500	$1.2500	$1.2500	$—	$1.2500	$1.2500
Stockholder servicing fee per share	N/A	N/A	N/A	0.1424	—	0.0416	N/A
Net distributions declared per share	$1.6875	$1.2500	$1.2500	$1.1076	$—	$1.2084	$1.2500

Year Ended December 31, 2023	Preferred Stock	Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.6875	$1.2500	$1.2500	$1.2500	$—	$1.2500	$1.2500
Stockholder servicing fee per share	N/A	N/A	N/A	0.1558	—	0.0456	N/A
Net distributions declared per share	$1.6875	$1.2500	$1.2500	$1.0942	$—	$1.2044	$1.2500

As of December 31, 2025 and 2024, distributions declared but not yet paid amounted to $1,051 and $1,051, respectively.

Distribution Reinvestment Plan

The Company adopted the DRP, effective May 3, 2019 (currently suspended), whereby Class A, Class T, Class S, Class D and Class I stockholders had the option to have their cash distributions reinvested in additional shares of common stock. Any cash distributions attributable to the class or classes of shares owned by participants in the DRP were immediately reinvested in shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the DRP was equal to the most recently published transaction price at the time the distribution was payable. Stockholders did not pay upfront selling commissions when purchasing shares pursuant to the DRP. The stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP. Shares acquired under the DRP entitle the participant to the same rights and are treated in the same manner as shares of that class purchased in the Public Offerings.

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

During the years ended December 31, 2025 and 2024, the Company did not receive any proceeds from the DRP. During the year ended December 31, 2023, the Company received proceeds from the DRP totaling $85 at an average price per share of $19.53.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Share Repurchase Plan

The Company adopted the SRP, effective May 3, 2019 (currently suspended), whereby on a monthly basis, stockholders who have held their shares of common stock for at least one year may request that the Company repurchase all or any portion of their shares.

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

The total amount of aggregate repurchases of shares is limited as set forth in the SRP (no more than 2% of the Company’s aggregate NAV per month as of the last day of the previous calendar month and no more than 5% of the Company’s aggregate NAV per calendar quarter with NAV measured as of the last day of the previous calendar quarter). On January 30, 2023, the Board unanimously approved, effective immediately, the suspension of the operation of the SRP. The SRP remains suspended unless and until such time as the Board approves its resumption.

During the years ended December 31, 2025, 2024, and 2023, the Company repurchased no shares of common stock.

Note 7 – Net Income (Loss) Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 457, 673 and 676 antidilutive restricted shares for the years ended December 31, 2025, 2024 and 2023, respectively. For further information about the Company’s restricted shares, see Note 11 – “Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income (loss) per share attributable to common stockholders computation for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net (loss) income attributable to common stockholders	$(7,555)	$6,688	$(10,398)
Weighted average shares outstanding, basic	10,118,536	10,116,738	10,114,606
Dilutive effect of restricted stock	—	984	—
Weighted average shares outstanding, diluted	10,118,536	10,117,722	10,114,606
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.75)	$0.66	$(1.03)

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of December 31, 2025 and 2024, the Company had 5 and 14 commercial mortgage loans, respectively, with a total

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

remaining future funding commitment of $3,081 and $10,615, respectively. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company operates as one reportable segment, as defined by GAAP, which originates and acquires mortgage loans and related assets for the years ended December 31, 2025, 2024 and 2023. The segment derives its income primarily from interest from its portfolio of commercial mortgage loans secured by real estate and related assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) assesses performance for the segment and decides how to allocate resources based on net interest income and net income (loss) which are reported on the accompanying consolidated statements of operations as net interest income and net income (loss), respectively. All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer.

Note 10 – Transactions with Related Parties

As of December 31, 2025 and 2024, the Advisor had invested $1,000 in the Company through the purchase of 40,040 Class P Shares. The purchase price per Class P Share for the Advisor’s investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. The Advisor has agreed pursuant to its subscription agreement that, for so long as it or its affiliate is serving as the Advisor, (i) it will not sell or transfer at least 8,000 of the Class P Shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party; (ii) it will not be eligible to submit a request for these 40,040 Class P Shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (iii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

As of December 31, 2025 and 2024, Sound Point Capital Management, LP (“Sound Point”), an affiliate of the Sub-Advisor, had invested $3,000 in the Company through the purchase of 120,000 Class P Shares. The purchase price per Class P Share for this investment was the Transaction Price, with no payment of selling commissions, dealer manager fees or organization and offering expenses. Sound Point has agreed pursuant to its subscription agreement that, for so long as the Sub-Advisor or its affiliate is serving as the Sub-Advisor, (i) it will not be eligible to submit a request for the repurchase of these 120,000 shares pursuant to the Company’s SRP prior to the fifth anniversary of the date on which such shares were purchased (November 2021); and (ii) repurchase requests made for these Class P Shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

The following table summarizes the Company’s related party transactions for the years ended December 31, 2025, 2024 and 2023 and the amount due to related parties as of December 31, 2025 and 2024:

	Year Ended	Year Ended	Year Ended	Payable as of December 31,
	December 31, 2025	December 31, 2024	December 31, 2023	2025	2024
Organization and offering expense reimbursement (1)	$—	$—	$2	$—	$—
Selling commissions and dealer manager fee (2)	—	—	4	—	—
Advisory fee (3)	3,108	3,196	3,381	248	265
Loan fees(4)	669	110	400	600	734
Accrued stockholder servicing fee(5)	—	—	4	373	408
Total	$3,777	$3,306	$3,791	$1,221	$1,407
____________

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

(1)
The Company reimbursed the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Public Offerings, provided the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses related to the Public Offerings that the Company incurred exceeds 15% of its gross proceeds from the Public Offerings. Pursuant to the Sub-Advisory Agreement, the Sub-Advisor is responsible for reimbursing the Advisor for a proportionate share of certain of these costs. As of December 31, 2025, the Advisor had reimbursed the Company $1,800, representing the full amount of organization and offering expenses in excess of 15% of the gross proceeds from the Public Offerings.
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
(3)
The Advisor is entitled to receive an advisory fee comprised of two separate components: (a) a fixed component payable monthly and (b) a performance component payable annually. The fixed component of the advisory fee is paid in an amount equal to 1/12th of 1.25% of the Company’s average NAV for each month, paid monthly in arrears. The performance component of the advisory fee is calculated and paid annually, such that for any year in which the Company’s total return per share exceeds 7% per annum, the Advisor will receive 20% of the excess total return allocable to shares of the Company’s common stock; provided that in no event will the performance fee exceed 15% of the aggregate total return allocable to shares of the Company’s common stock for such year. In addition, if the NAV per share decreases below $25 for any class of shares during the measurement period, any subsequent increase in NAV per share to $25 (or such other adjusted number) will not be included in the calculation of the performance component with respect to that class. The Advisor did not waive any advisory fees for the years ended December 31, 2025, 2024 and 2023. The Advisor pays fees to the Sub-Advisor for the services it delegates to the Sub-Advisor or may direct the Company to pay a portion of the fees otherwise payable to the Advisor directly to the Sub-Advisor.
(4)
The Company pays the Advisor all new loan origination and administrative fees related to CRE loans held for investment, to the extent that such fees are paid by the borrower. Pursuant to the Sub-Advisory Agreement, the Advisor generally will reallow a portion of loan fees and all administrative fees to the Sub-Advisor.
(5)
Subject to the Financial Industry Regulatory Authority, Inc. limitations on underwriting compensation, the Company pays the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing stockholders’ accounts as follows: (a) for Class T shares only, 0.85% per annum of the NAV of the Class T shares; (b) for Class S shares only, 0.85% per annum of the aggregate NAV for the Class S shares; and (c) for Class D shares only, 0.25% per annum of the aggregate NAV for the Class D shares. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account upon the occurrence of certain events. The Company accrued the full cost of the stockholder servicing fee as an offering cost at the time the Company sold Class T, Class S, and Class D shares in the Public Offering. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the year ended December 31, 2025, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the year ended December 31, 2025, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of December 31, 2025 with a vesting date after January 1, 2023.

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

Under the RSP, restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $30, $30 and $31 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had $53 of unrecognized compensation expense related to the unvested restricted shares, in the

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.4 years. The total fair value at the vesting date for restricted shares that vested during the year ended December 31, 2025 was $27.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	3,471	$17.29
Granted	1,871	16.03
Vested	1,689	17.76
Converted	—	—
Forfeited	—	—
Outstanding at December 31, 2025	3,653	$16.42

Note 12 – Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash, cash equivalents and restricted cash	$79,106	$79,106	$64,549	$64,549
Commercial mortgage loans, net	347,893	347,893	549,173	549,173
Total	$426,999	$426,999	$613,722	$613,722
Financial liabilities
Repurchase agreements — commercial mortgage loans	$223,397	$223,397	$360,677	$360,677
Loan participations sold	47,009	47,009	48,524	48,524
Mortgage loan payable, net	23,891	24,454	—	—
Total	$294,297	$294,860	$409,201	$409,201

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.4 years), are not delinquent or impaired (except for one loan impaired as of December 31, 2024, for which an asset-specific CECL reserve was recorded as of December 31, 2024) and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For the impaired loan as of December 31, 2024, the CECL reserve as of December 31, 2024 was recorded based on the expected proceeds from the loan. This loan was therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and was classified as a Level 3 asset in the fair value hierarchy. As of December 31, 2024, the significant unobservable input used to estimate the fair value of this loan was the expected loss based on a possible repayment amount that the Company had negotiated with the borrower. In January 2026, the Company was informed that the sponsor is turning over the property to the senior lender. As a result, the Company wrote off the entire outstanding principal balance of the loan as of December 31, 2025.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

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
•
The estimated fair value of the mortgage loan payable, net is a Level 3 fair value measurement. The Company estimated the fair value of the mortgage loan payable by discounting the future cash flows of the mortgage loan at weighted average rate currently offered for similar debt instruments.

Note 13 – Real Estate Owned

2025 Acquisitions

During the year ended December 31, 2025, the Company acquired one multifamily property located in Kansas City, MO (the “Arbor Mist property”) and one office property located in Charlotte, NC (the “Parkview property”), through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance. The properties were recorded on the Company’s consolidated balance sheet based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

The following table shows additional information about the acquisitions, including the fair value of the assumed assets and liabilities on the acquisition dates:

	Arbor Mist	Parkview
Acquisition date	May 1, 2025	July 2, 2025
Number of properties	1	1
Location	Kansas City, MO	Charlotte, NC
Property type	Multifamily	Office
Amortized cost basis of loan as of acquisition date	$38,933	$22,892
CECL reserve as of acquisition date	$68	$2,311
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$68	$2,311

Land	$1,778	$6,620
Building and improvements	35,123	10,733
Furniture, fixtures and equipment	1,185	—
Acquired in-place lease value	773	2,866
Acquired above-market lease value	—	231
Acquired below-market lease value	—	(325)
Total	$38,859	$20,125

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

The Company recognized a net gain of $531 upon the foreclosure transactions, which represents total assets received, net of liabilities assumed, less carrying value of loans adjusted for interest, extension fee and CECL reserve. The net gain is reported on the accompanying consolidated statements of operations within net realized (loss) gain on disposition of commercial loans.

On July 14, 2025, the Company entered into a contract for sale of the Arbor Mist property for a purchase price of $40,100 and received $780 earnest money in escrow from the buyer on July 18, 2025. The buyer subsequently determined not to proceed with the transaction, resulting in termination of the contract and return of the earnest money to the buyer.

2024 Acquisitions

During the year ended December 31, 2024, the Company acquired legal title to two office properties, one located in Addison, TX (the “Belvedere property”), and the other located in Irving, TX (the “Meridian property”), and one multifamily property located in Portland, OR (the “Fitz property”) through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance, and the Company intends to hold these properties as real estate held for use with the intent to eventually sell when the market improves. The properties were recorded on the Company’s consolidated balance sheet based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

The following table shows additional information about the acquisitions, including the fair value of the assumed assets and liabilities on the acquisition dates:

	Belvedere and Meridian	Fitz
Acquisition date	July 2, 2024	October 23, 2024
Number of properties	2	1
Location	Addison and Irving, TX	Portland, OR
Property type	Office	Multifamily
Amortized cost basis of loan as of acquisition date	$24,411	$29,476
CECL reserve as of acquisition date	$281	$9,884
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$855	$9,577

Land	$3,858	$1,975
Building and improvements	17,071	16,989
Furniture, fixtures and equipment	—	343
Acquired in-place lease value	3,526	285
Acquired above-market lease value	31	—
Acquired below-market lease value	(451)	—
Total	$24,035	$19,592

Real Estate Owned

The following table presents the REO assets as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Land	$14,231	$5,833
Building and improvements	80,769	34,122
Furniture, fixtures and equipment	1,667	343
Accumulated depreciation	(3,385)	(665)
Real estate owned, net	$93,282	$39,633

During the years ended December 31, 2025 and 2024, the Company incurred $2,720 and $665 of depreciation expense, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$7,450	$3,811
Acquired above-market lease value	262	31
Accumulated amortization	(3,609)	(873)
Acquired lease intangible assets, net	$4,103	$2,969
Intangible liabilities:
Acquired below-market lease value	$776	$451
Accumulated amortization	(178)	(47)
Acquired lease intangible liabilities, net	$598	$404

As of December 31, 2025, the remaining weighted-average amortization period for the acquired in-place lease intangibles of the properties acquired during the year ended December 31, 2025 was 4.1 years.

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Amortization recorded as amortization expense:	$2,682	$862
Acquired in-place lease value	$2,682	$862
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(54)	$(11)
Acquired below-market leases	131	47
Net rental income increase	$77	$36

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2025 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2026	$1,298	$73	$160
2027	1,058	61	153
2028	709	34	123
2029	373	9	88
2030	227	7	56
Thereafter	239	15	18
Total	$3,904	$199	$598

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Rental Revenue as a Lessor

The table below presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, and assuming no expiring leases are renewed, as of December 31, 2025. Leases for the multifamily properties are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2026	$4,647
2027	4,303
2028	3,471
2029	2,595
2030	2,047
Thereafter	1,874
Total	$18,937

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

For the years ended December 31, 2025, 2024 and 2023, total finance lease cost recorded to real estate operating expenses on the Company’s consolidated statements of operations was comprised as follows:

	Years ended December 31,
	2025	2024	2023
Amortization of right-of-use assets	$—	$—	$30
Interest on lease liabilities	—	—	1,483
Total finance lease cost	$—	$—	$1,513

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Note 15 – Subsequent Events

The Company has evaluated subsequent events through March 13, 2026, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Common Stock Distributions

On January 29, 2026, the Company announced that the Board authorized distributions to stockholders of record as of January 31, 2026, that the Company paid on or about February 19, 2026 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0104	0.0030	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0938	$0.1012	$0.1042

On February 26, 2026, the Company announced that the Board authorized distributions to stockholders of record as of February 28, 2026, payable on or about March 18, 2026 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0093	0.0027	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0949	$0.1015	$0.1042

Preferred Stock Distribution

On February 26, 2026, the Company announced that the Board authorized a distribution on its Series A Preferred Stock to stockholders of record as of March 15, 2026, payable on or about March 30, 2026 in the amount of $0.421875 per share.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2025

(Dollar amounts in thousands)

Type of Loan (1)	Principal Balance (2)	Carrying Amount (2)	Property Type	Cash Coupon (2)	Periodic Payment Terms (3)	Maximum Maturity (4)
First Mortgage Loan 1	$12,700	$13,363	Office	SOFR+4.70%	I/O	2/9/26 (5)
First Mortgage Loan 2	13,626	13,424	Office	SOFR+3.10%	I/O	5/9/26
First Mortgage Loan 3	24,946	24,039	Multifamily	SOFR+2.90%	I/O	5/9/26 (6)
First Mortgage Loan 4	24,081	24,106	Multifamily	SOFR+3.05%	I/O	12/9/26
First Mortgage Loan 5	25,625	24,790	Multifamily	SOFR+2.85%	I/O	12/9/26
First Mortgage Loan 6	39,217	38,788	Multifamily	SOFR+3.05%	I/O	12/9/26
First Mortgage Loan 7	25,655	25,525	Multifamily	SOFR+3.20%	I/O	1/9/27
First Mortgage Loan 8	16,040	16,018	Industrial	SOFR+3.55%	I/O	3/9/26
First Mortgage Loan 9	15,261	15,239	Multifamily	SOFR+3.30%	I/O	2/9/27
First Mortgage Loan 10	30,000	29,971	Mixed Use	SOFR+3.04%	I/O	3/9/27
First Mortgage Loan 11	29,472	29,404	Multifamily	SOFR+3.40%	I/O	3/9/27
First Mortgage Loan 12	15,227	14,989	Multifamily	SOFR+3.25%	I/O	4/9/27
First Mortgage Loan 13	20,102	20,069	Multifamily	SOFR+3.40%	I/O	5/9/26
First Mortgage Loan 14	51,223	50,679	Multifamily	SOFR+3.45%	I/O	6/9/27
Credit Loan 1	7,500	7,489	Office	9.20%	I/O	10/11/27
	$350,675	$347,893
____________

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Cash coupon is the stated rate on the loan. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of December 31, 2025, the weighted average SOFR floor for these loans was 0.31%. An 80% undivided senior interest in First Mortgage Loan 1, which includes the right to receive priority interest payments at a rate of SOFR+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in the loan.
(3)
I/O = interest only, P/I = principal and interest.
(4)
Maximum maturity assumes all extension options are exercised by the borrower, however loans may be repaid prior to such date.
(5)
During the quarter ended December 31, 2025, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of December 31, 2025. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process.
(6)
The loan matures on May 9, 2026. The Company has reviewed the loan and based on the estimated LTV recorded a $0.9 million asset-specific CECL reserve as of December 31, 2025.

InPoint Commercial Real Estate Income, Inc.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2025

(Dollar amounts in thousands)

Reconciliation of Commercial Mortgage Loans, At Cost:

The following table reconciles commercial mortgage loans, at cost for the years ended:

	2025	2024	2023
Balance at January 1,	$549,173	$722,003	$842,278
Adoption of ASU 2016-13	—	—	(4,787)
Balance at beginning of period after adoption	549,173	722,003	837,491
Additions during period:
Loan fundings	2,043	10,217	23,073
Amortization of deferred fees and expenses	1,445	600	865
Deductions during period:
Collections of principal	(99,369)	(123,778)	(107,520)
Sale of loan (1)	(47,476)	(12,749)	(17,433)
Transfer on foreclosure to real estate owned (2)	(61,826)	(53,887)	—
Reversal of (provision for) credit losses	1,091	(2,481)	(16,957)
Net fees capitalized into carrying value of loans	(1,316)	(1,184)	(999)
Deferred interest capitalized into carrying value of loans	631	—	—
Loan written off (3)	(5,380)	—	—
Charge-offs (4)	8,877	10,432	3,483
Balance at December 31,	$347,893	$549,173	$722,003

(1)
The Company sold one loan during 2025, one loan during 2024 and one loan during 2023. See Note 3 and Note 5 for further information.
(2)
The Company acquired one multifamily and one office property during 2025. The Company acquired one multifamily and two office properties during 2024. See Note 13 for further information.
(3)
Relates to write-off of a loan. See Note 3 for further information.
(4)
Relates to the acquisition of properties secured by senior loans, sale of loans, settlement of a loan and write-off of a loan. See Note 3, Note 5 and Note 13 for additional information.