Form 10-Q
period 2026-03-31
InPoint Commercial Real Estate Income, Inc.
filed 2026-05-08
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 472,851 shares of Class I common stock, 745,881 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$79,970	$76,557
Restricted cash	2,657	2,549
Commercial mortgage loans:
Commercial mortgage loans at cost	337,622	351,823
Allowance for credit losses	(8,818)	(3,930)
Commercial mortgage loans at cost, net	328,804	347,893
Real estate owned, net of depreciation	93,337	93,282
Acquired lease intangible assets, net	3,728	4,103
Deferred debt finance costs	109	438
Accrued interest receivable	1,244	1,219
Prepaid expenses and other assets	3,550	3,200
Total assets	$513,399	$529,241
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$215,074	$223,397
Loan participations sold, net	47,715	47,009
Mortgage loan payable, net	23,978	23,891
Acquired lease intangible liabilities, net	557	598
Due to related parties	1,514	1,221
Accrued interest payable	2,950	2,644
Distributions payable	1,052	1,051
Accrued expenses and other liabilities	3,095	3,182
Total liabilities	295,935	302,993

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of March 31, 2026 and December 31, 2025	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of March 31, 2026 and December 31, 2025	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of as of March 31, 2026 and December 31, 2025	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 472,851 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid in capital	341,362	341,354
Accumulated deficit	(123,912)	(115,120)
Total stockholders’ equity	217,464	226,248
Total liabilities and stockholders’ equity	$513,399	$529,241

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended March 31,
	2026	2025
Income:
Interest income	$6,993	$11,059
Less: Interest expense	(4,548)	(6,800)
Net interest income	2,445	4,259
Revenue from real estate	2,726	1,528
Total income	5,171	5,787
Operating expenses:
Advisory fee	717	789
Amortization of debt finance costs	329	343
Directors compensation	20	19
Professional service fees	207	267
Real estate operating expenses	1,665	655
Depreciation and amortization	1,193	928
Other expenses	300	334
Total operating expenses	4,431	3,335
Other income (loss):
(Provision for) reversal of credit losses	(4,883)	1,496
Total other (loss) income	(4,883)	1,496
Net (loss) income	(4,143)	3,948
Series A Preferred Stock dividends	(1,495)	(1,495)
Net (loss) income attributable to common stockholders	$(5,638)	$2,453
Net (loss) income attributable to common stockholders per share basic and diluted	$(0.56)	$0.24
Weighted average number of shares of common stock
Basic	10,119,869	10,117,998
Diluted	10,119,869	10,118,475

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended March 31, 2026	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2025	$4	$9	$1	$—	$—	$—	$—	$341,354	$(115,120)	$226,248
Net loss	—	—	—	—	—	—	—	—	(4,143)	(4,143)
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,154)	(3,154)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at March 31, 2026	$4	$9	$1	$—	$—	$—	$—	$341,362	$(123,912)	$217,464

For the Three Months Ended March 31, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,524	$(94,959)	$244,579
Net income	—	—	—	—	—	—	—	—	3,948	3,948
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,153)	(3,153)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at March 31, 2025	$4	$9	$1	$—	$—	$—	$—	$339,532	$(95,659)	$243,887

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(4,143)	$3,948
Adjustments to reconcile net (loss) income to cash provided by operations:
Provision for (reversal of) credit losses	4,883	(1,496)
Depreciation and amortization expense	1,193	928
Amortization of acquired above- and below-market leases, net	(18)	(18)
Amortization of equity-based compensation	8	8
Amortization of debt finance costs to operating expense	329	343
Amortization of debt finance costs to interest expense	87	—
Amortization of loan extension fees	(195)	(170)
Changes in assets and liabilities:
Accrued interest receivable	(25)	(103)
Accrued expenses and other liabilities	(82)	(648)
Accrued interest payable	306	109
Due to related parties	(13)	(52)
Prepaid expenses and other assets	(359)	(21)
Net cash provided by operating activities	1,971	2,828
Cash flows from investing activities:
Origination/funding of commercial loans	(11,400)	(1,038)
Loan extension fees received on commercial loans	194	354
Principal repayments of commercial loans	25,916	19
Real estate capital expenditures	(887)	(58)
Net cash provided by (used in) investing activities	13,823	(723)
Cash flows from financing activities:
Payment of offering costs	(8)	(7)
Proceeds from repurchase agreements	8,550	—
Principal repayments of repurchase agreements	(16,873)	(2,842)
Proceeds from sale of loan participations	787	—
Principal repayments of loan participations	(81)	(35)
Distributions paid to common stockholders	(3,153)	(3,152)
Distributions paid to preferred stockholders	(1,495)	(1,495)
Net cash used in financing activities	(12,273)	(7,531)
Net change in cash, cash equivalents and restricted cash	3,521	(5,426)
Cash, cash equivalents and restricted cash at beginning of period	79,106	64,549
Cash, cash equivalents and restricted cash at end of period	$82,627	$59,123
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$314	$70
Interest paid	$3,741	$6,692
Receivable recorded for real estate loan paydown received subsequent to quarter end	$—	$750
Deferred interest capitalized on real estate loan	$—	$631
Accrued stockholder servicing fee due to related party	$(8)	$(7)

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

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

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, a subsidiary of Sound Point Capital Management, LP (“Sound Point”), pursuant to a second amended and restated sub-advisory agreement between the Advisor and the Sub-Advisor dated July 1, 2021 (the “Sub-Advisory Agreement”). Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor, such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meetings; and (iv) monitoring the Company’s ongoing compliance with the REIT qualification requirements for U.S. federal income tax purposes.

On October 25, 2016, the Company commenced a private offering (the “Private Offering”) of up to $500,000 in shares of Class P common stock (“Class P Shares”). The Company issued 10,258,094 Class P Shares in the Private Offering, resulting in gross proceeds of $276,681 and terminated the Private Offering on June 28, 2019.

On May 3, 2019, the Company commenced its initial public offering (the “IPO”) of shares of Class A, Class T, Class S, Class D and Class I common stock pursuant to a registration statement on Form S-11 (File No. 333-230465). The IPO terminated upon the commencement of the Second Public Offering (described below). On November 2, 2022, the Company commenced its second public offering (the “Second Public Offering” and together with the IPO, the “Public Offerings”) of shares of Class A, Class T, Class S, Class D and Class I common stock pursuant to a registration statement on Form S-11 (File No. 333-264540). Inland Securities Corporation (the “Dealer Manager”) served as the Company’s dealer manager for the Public Offerings. On January 30, 2023, the Board unanimously approved the suspension of the sale of shares in the primary portion of the Second Public Offering, effective immediately, and the suspension of the sale of shares pursuant to the Company’s distribution reinvestment plan (“DRP”), effective as of February 10, 2023. The Board also suspended the Company’s share repurchase plan (the “SRP”) on January 30, 2023 in light of the pace of fundraising in the Second Public Offering and the amount of monthly redemption requests pursuant to the SRP, which were in excess of such fundraising. The Second Public Offering terminated on November 1, 2025. The Company issued 794,715 Class A shares, 464,881 Class T shares, 53,815 Class D shares and 489,069 Class I shares in the Public Offerings, resulting in gross proceeds of $44,914, including proceeds from the DRP. The SRP and the DRP remain suspended unless and until such time as the Board approves their resumption, and the Company no longer has any shares registered with the SEC in connection with the DRP.

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

March 31, 2026

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

For more information on the Public Offerings and the Preferred Stock Offering, see “Note 6 – Stockholders’ Equity”.

Please refer to “Note 14 – Subsequent Events” for updates to the Company’s business after March 31, 2026.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the three months ended March 31, 2026.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$79,970	$59,123
Restricted cash	2,657	—
Total cash, cash equivalents, and restricted cash	$82,627	$59,123

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

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of March 31, 2026 and December 31, 2025:

March 31, 2026

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	14	$328,661	$1,461	$(8,818)	$321,304	7.4%	0.5
Credit loans	1	7,500	—	—	7,500	9.2%	1.5
Total and average	15	$336,161	$1,461	$(8,818)	$328,804	7.5%	0.5

December 31, 2025

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	14	$343,175	$1,148	$(3,930)	$340,393	7.3%	0.4
Credit loans	1	7,500	—	—	7,500	9.2%	1.8
Total and average	15	$350,675	$1,148	$(3,930)	$347,893	7.3%	0.4

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On March 15, 2026, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 3.67%. On December 15, 2025, the SOFR rate reset to 3.75%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

For the three months ended March 31, 2026, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$351,823	$(3,930)	$347,893
Loan originations/advances	11,400	—	11,400
Principal repayments	(25,916)	—	(25,916)
Amortization of loan origination and deferred exit fees	509	—	509
Origination fees and extension fees received on commercial loans	(194)	—	(194)
Provision for credit losses	—	(4,888)	(4,888)
Balance at End of Period	$337,622	$(8,818)	$328,804

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the three months ended March 31, 2026:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(3,930)	$(22)	$(3,952)
(Provision for) reversal of credit losses	(4,888)	5	(4,883)
Ending allowance for credit losses	$(8,818)	$(17)	$(8,835)

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

As of March 31, 2026, the Company had a total current expected credit loss (“CECL”) reserve of $8,835, which included an asset-specific component of $4,173 related to two loans. During the three months ended March 31, 2026, the Company increased the CECL reserve by $4,883. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

As of March 31, 2025, the Company had a total CECL reserve of $12,498, which included an asset-specific component of $8,180 related to four loans. During the three months ended March 31, 2025, the Company decreased the CECL reserve by $1,496. This CECL reserve reflects certain loans assessed for impairment in the Company’s portfolio as well as reserves determined based on an analysis of macroeconomic conditions.

Credit Characteristics

As part of the Company’s process for monitoring the credit quality of its investments, it performs a quarterly asset review of the investment portfolio and assigns risk ratings to each of its loans and certain securities it may own, such as CMBS. Risk factors include

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

As of March 31, 2026, six loans had a risk rating of 2, four had a risk rating of 3 and five had a risk rating of 4. As of December 31, 2025, five loans had a risk rating of 2, eight had a risk rating of 3 and two had a risk rating of 4.

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of March 31, 2026 and December 31, 2025:

Loan Type	Collateral Type	March 31, 2026	December 31, 2025
Senior	Multifamily	$3,615	$942	(1)
Senior	Multifamily	558	—	(2)
Total		$4,173	$942
____________
(1)
The loan is secured by a multifamily property in Converse, TX with an outstanding balance of $24,946 and no unfunded commitment as of March 31, 2026, and a maturity date of May 9, 2026. The Company has recorded an asset-specific CECL reserve of $3,615 for the loan as of March 31, 2026 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 4 as of March 31, 2026. The Company is negotiating an extension with the borrower.
(2)
The loan is secured by a multifamily property in Garland, TX with an outstanding balance of $20,102 and $598 unfunded commitment as of March 31, 2026, and a maturity date of May 9, 2026. The Company has recorded an asset-specific CECL reserve of $558 for the loan as of March 31, 2026 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 4 as of March 31, 2026. The Company is negotiating an extension with the borrower.

There were no loans on nonaccrual status during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recognized $767 in interest income related to the nonaccrual status loans prior to such loans being placed on nonaccrual status. During the three months ended March 31, 2025, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three months ended March 31, 2025, the total interest income forgone after placing these loans on nonaccrual status was $572.

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

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

During the three months ended March 31, 2026, the Company made no modification that is disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). During the three months ended March 31, 2025, the Company made one such modification that is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a term extension to February 9, 2026 for a senior loan secured by an office property located in Honolulu, HI described above. The modification provided for $750 in principal paydown and payments toward cash flow reserve deposit and modification fee of $600 and $50, respectively. The modification also provides for the accrued maturity default interest of $631 on the loan as of March 31, 2025 to be repaid as deferred commitment fee upon loan maturity. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $12,700, representing 3.9% of the Company’s commercial mortgage loans as of March 31, 2026. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process.

Note 4 – Repurchase Agreements and Mortgage Loan Payable

Commercial Mortgage Loans

On May 6, 2019, the Company, through a wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of March 31, 2026, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% to 2.50% with a floor between 0.00% to 3.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, the Company entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. On May 5, 2026, the Company exercised its option to extend the maturity date to May 6, 2027. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of three months ended March 31, 2026.

The JPM Repo Facility has been, and continues to be, used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the JPM Repo Facility as of March 31, 2026 and December 31, 2025 are as follows:

March 31, 2026					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$215,074	$507	$302,334	6.07%	767

December 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$223,397	$534	$316,849	6.15%	857

(1)
Excluding $0 of unamortized debt issuance costs as of March 31, 2026 and December 31, 2025.

Mortgage Loan Payable

On September 30, 2025, the Company entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Company’s multifamily REO asset located in Kansas City, MO. As of March 31, 2026, the Company had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6,

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

2027, and the Company has the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due.

Debt issuance costs for the mortgage loan are amortized as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgage loan payable. As of March 31, 2026, the carrying value of the mortgage loan payable was $23,978.

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

On July 2, 2025, the Company acquired legal title to an office property through a non-judicial foreclosure transaction. On July 2, 2024, the Company acquired legal title to two office properties through non-judicial foreclosure transactions. Both the underlying loans were subject to loan participation agreements. Upon foreclosure, the Company is still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable. During the three months ended March 31, 2026 and 2025, the total monthly payments were $97 and $314, respectively, and the interest due under the participation agreements was $534 and $309, respectively. As a result, the shortfall of $437 during the three months ended March 31, 2026 resulted in an increase in accrued but unpaid interest, and the excess of $5 during the three months ended March 31, 2025 resulted in a paydown of accrued and unpaid interest. The participation payments have been included within interest expense in the accompanying consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company had $1,730 and $1,456, respectively, in accrued but unpaid interest on these properties.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

The following tables detail the Company’s loan participations sold as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$10,382	SOFR+4.7%	n/a	n/a
Senior participations (3) (5)	3	$47,715	$47,715	SOFR+2.0%	n/a	n/a

	December 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,731	SOFR+4.7%	n/a	0.11
Senior participations (3) (5)	3	$47,009	$47,009	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of March 31, 2026 and December 31, 2025, the loan participations sold were non-recourse to the Company.
(3)
During the three months ended March 31, 2026 and 2025, the Company recorded $739 and $764 of interest expense related to loan participations sold, respectively.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement. The calculation is not applicable as of March 31, 2026 as the underlying loan is in maturity default.
(5)
Includes participation interest related to the foreclosed properties described above.

Note 6 – Stockholders’ Equity

Series A Preferred Stock

The Company issued 3,600,000 shares of Series A Preferred Stock in the Preferred Stock Offering.

Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears at a rate per annum equal to 6.75% per annum of the $25.00 liquidation preference (the “Initial Rate”). Subject to certain exceptions, upon a Downgrade Event (as such term is defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”)) or where any shares of the Series A Preferred Stock remain outstanding after September 22, 2026, the Series A Preferred Stock will thereafter accrue cumulative cash dividends at a rate 1.00% higher than the Initial Rate.

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

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Three months ended March 31, 2026	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	472,851
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	472,851

	Preferred Stock	Common Stock
Three months ended March 31, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares since January 1, 2025.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042
October 31, 2025	$1.2500	$0.1042
November 30, 2025	$1.2500	$0.1042
December 31, 2025	$1.2500	$0.1042
January 31, 2026	$1.2500	$0.1042
February 28, 2026	$1.2500	$0.1042
March 31, 2026	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 10 – Transactions with Related Parties” below. Since the IPO and through March 31, 2026, the Company had not issued any shares of Class S common stock.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2025.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929
October 31, 2025	$0.1009	$0.0930
November 30, 2025	$0.1010	$0.0934
December 31, 2025	$0.1009	$0.0931
January 31, 2026	$0.1012	$0.0938
February 28, 2026	$0.1015	$0.0949
March 31, 2026	$0.1012	$0.0940

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the three months ended March 31, 2026 and 2025. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Three months ended March 31, 2026	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4219	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	N/A	0.0299	—	0.0087	N/A
Net distributions declared per share	$0.4219	$0.3126	$0.3126	$0.2827	$—	$0.3039	$0.3126

	Preferred Stock	Common Stock
Three months ended March 31, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.4219	$0.3126	$0.3126	$0.3126	$—	$0.3126	$0.3126
Stockholder servicing fee per share	N/A	N/A	N/A	0.0346	—	0.0102	N/A
Net distributions declared per share	$0.4219	$0.3126	$0.3126	$0.2780	$—	$0.3024	$0.3126

As of March 31, 2026 and December 31, 2025, distributions declared but not yet paid amounted to $1,052 and $1,051, respectively.

Note 7 – Net Income (Loss) Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 23 and zero antidilutive restricted shares for the three months ended March 31, 2026 and 2025, respectively. For further information about the Company’s restricted shares, see “Note 11 – Equity-Based Compensation.”

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table is a summary of the basic and diluted net income (loss) per share attributable to common stockholders computation for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Net (loss) income attributable to common stockholders	$(5,638)	$2,453
Weighted average shares outstanding, basic	10,119,869	10,117,998
Dilutive effect of restricted stock	—	477
Weighted average shares outstanding, diluted	10,119,869	10,118,475
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.56)	$0.24

Note 8 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of March 31, 2026, the Company had 4 such loans with a total remaining future funding commitment of $2,668. As of December 31, 2025, the Company had 5 such loans with a total remaining future funding commitment of $3,081. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 9 – Segment Reporting

The Company operates as one reportable segment, as defined by GAAP, which originates and acquires mortgage loans and related assets for the three months ended March 31, 2026 and 2025. The segment derives its income primarily from interest from its portfolio of commercial mortgage loans secured by real estate and related assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) assesses performance for the segment and decides how to allocate resources based on net interest income and net income (loss) which are reported on the accompanying consolidated statements of operations as net interest income and net income (loss), respectively. All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer.

Note 10 – Transactions with Related Parties

During the fourth quarter of 2016, the Advisor invested $1,000 in the Company through the purchase of 40,040 Class P shares. The purchase price per Class P share for the Advisor’s investment was equal to $25.00. The Advisor has agreed that, for so long as it or its affiliate is serving as the Company’s advisor, (i) it will not sell or transfer at least 8,000 of the Class P shares that it has purchased, accounting for $200 of its investment, to an unaffiliated third party and (ii) repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

During the fourth quarter of 2016, Sound Point invested $3,000 in the Company through the purchase of 120,000 Class P shares. The purchase price per Class P share for the Sub-Advisor’s investment was $25.00. Sound Point has agreed that, for so long as the Sub-Advisor or its affiliate is serving as the Company’s sub-advisor, repurchase requests made for these Class P shares will only be accepted (a) on the last business day of a calendar quarter, (b) after all repurchase requests from all other stockholders for such quarter have been accepted and (c) to the extent that such repurchases do not cause total repurchases in the quarter in which they are being repurchased to exceed that quarter’s repurchase cap.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2026 and 2025 and the amount due to related parties as of March 31, 2026 and December 31, 2025:

	Three months ended March 31,		Payable as of March 31,	Payable as of December 31,
	2026	2025	2026	2025
Advisory fee (1)	$717	$789	$237	$248
Loan fees(2)	314	77	912	600
Accrued stockholder servicing fee (3)	—	—	365	373
Total	$1,031	$866	$1,514	$1,221

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the three months ended March 31, 2026, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the three

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

months ended March 31, 2026, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

Note 11 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of March 31, 2026 with a vesting date after January 1, 2025.

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

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $8, in the aggregate, for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $45 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.1 years. There were no restricted shares that vested or were forfeited during the three months ended March 31, 2026 and 2025.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	3,653	$16.42
Granted	—	—
Vested	—	—
Outstanding at March 31, 2026	3,653	$16.42

Note 12 – Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash, cash equivalents and restricted cash	$82,627	$82,627	$79,106	$79,106
Commercial mortgage loans, net	328,804	328,804	347,893	347,893
Total	$411,431	$411,431	$426,999	$426,999
Financial liabilities
Repurchase agreements — commercial mortgage loans	$215,074	$215,074	$223,397	$223,397
Loan participations — sold	47,715	47,715	47,009	47,009
Mortgage loan payable, net	23,978	24,496	23,891	24,454
Total	$286,767	$287,285	$294,297	$294,860

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.5 years), are not delinquent or impaired and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.
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

March 31, 2026

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

Real Estate Owned

The following table presents the REO assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Land	$14,231	$14,231
Building and improvements	81,651	80,769
Furniture, fixtures and equipment	1,672	1,667
Accumulated depreciation	(4,217)	(3,385)
Real estate owned, net	$93,337	$93,282

During the three months ended March 31, 2026 and 2025 the Company incurred $832 and $409 of depreciation expense, respectively.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$7,450	$7,450
Acquired above-market lease value	262	262
Accumulated amortization	(3,984)	(3,609)
Acquired lease intangible assets, net	$3,728	$4,103
Intangible liabilities:
Acquired below-market lease value	$776	$776
Accumulated amortization	(219)	(178)
Acquired lease intangible liabilities, net	$557	$598

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

	Three months ended March 31,
	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$361	$519
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(23)	$(6)
Acquired below-market leases	41	24
Net rental income increase	$18	$18

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2026 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2026 (remainder of year)	$944	$52	$120
2027	1,058	61	153
2028	709	34	123
2029	373	9	88
2030	227	7	56
Thereafter	239	15	17
Total	$3,550	$178	$557

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Rental Revenue as a Lessor

The table below presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, and assuming no expiring leases are renewed, as of March 31, 2026. Leases for the multifamily properties are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2026 (remainder of year)	$3,848
2027	4,733
2028	3,695
2029	2,732
2030	2,140
Thereafter	1,873
Total	$19,021

Note 14 – Subsequent Events

The Company has evaluated subsequent events through May 8, 2026, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Common Stock Distributions

On April 29, 2026, the Company announced that the Board authorized distributions to stockholders of record as of April 30, 2026, payable on or about May 19, 2026 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0096	—	0.0028	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0946	$—	0.1014	$0.1042

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “Annual Report”) some of which are briefly summarized below:

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

The following discussion and analysis relate to the three months ended March 31, 2026 and 2025 and as of March 31, 2026 and December 31, 2025. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Recent Developments

The CRE debt market has experienced increased activity with the U.S. Federal Reserve’s recent moves to lower interest rates. During 2025, the U.S. Federal Reserve reduced rates three times with the most recent reduction occurring in December 2025, which lowered the target range to 3.50% to 3.75%. According to CBRE, Inc., CRE investment volume increased by 29% year-over-year in the fourth quarter of 2025 to $172 billion. The CBRE Lending Momentum Index, which tracks loans originated or brokered by CBRE, increased 67% year-over-year in the fourth quarter of 2025, with December marking the highest monthly level since 2021.

If the U.S. Federal Reserve continues rate-cutting during 2026, we may start to see more liquidity in the CRE debt market, with borrowers having an improved ability to refinance and pay off the existing loans in our portfolio, and improvement of property values. While lower market rates could mean lower lending rates for newly-originated loans, we may also see a reduction in our borrowing costs, which could help maintain spreads in the portfolio. We continue to consider all of these market factors as we assess our options for the most efficient use of the cash on our balance sheet.

During the first quarter of 2026, we originated one loan with a principal balance of $11.4 million and received paydowns of $25.9 million on existing loans. In May 2026, we originated a first mortgage loan secured by an industrial property in Florida with a principal balance of $16.9 million. The loan earns interest at SOFR+3.15%, has an all-in yield of 6.8%, and an LTV of 47.9%. During the remainder of 2026, we intend to focus on originating additional loans and continue working with our current borrowers on extending or restructuring our maturing loans with an emphasis on obtaining principal reductions or loan payoffs.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. Our primary focus continues to be on refinance risk and our CECL reserve will place emphasis on loans with maturity dates nine months forward from the reporting date.

Company Business Plan

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

Q1 2026 Highlights

Operating Results:

•
Net loss attributable to common stockholders was $5.6 million, or $0.56 per share, during the three months ended March 31, 2026, which included $4.9 million in provision for credit losses.
•
During the first quarter of 2026, we declared gross distributions at an annual rate of $1.25 per common share, which represents an annualized rate of 9.3% on our aggregate NAV of $13.4992 as of March 31, 2026. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Loan Portfolio:

•
We originated one floating-rate loan with initial funding of $11.4 million during the three months ended March 31, 2026.
•
Our loan portfolio decreased 5.5% to $328.8 million during the three months ended March 31, 2026. The decrease includes $25.9 million in loan repayments and $4.9 million of provision for credit losses, partially offset by origination of one loan with an outstanding principal balance of $11.4 million.
•
All 15 of our loans were current on their contractual interest payments during the three months ended March 31, 2026.

Capital Markets and Financing Activity:

•
We had net repayments of $8.3 million on our repurchase agreements during the three months ended March 31, 2026.
•
During the three months ended March 31, 2026, we paid a total of $4.6 million in distributions to common and preferred stockholders.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended March 31, 2026.

Investment Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt.

The charts below summarize our debt investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”) and our loan portfolio by collateral type and geographical region as of March 31, 2026 and December 31, 2025:

Floating vs. Fixed Rate Debt Investments:

March 31, 2026	December 31, 2025

All Investments by Type:

March 31, 2026	December 31, 2025

Loans by Property Type:

March 31, 2026	December 31, 2025

Loans by Region:

March 31, 2026	December 31, 2025

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our loan portfolio by property type and by region as of March 31, 2026 compared to December 31, 2025 were primarily due to the origination of one loan and the repayment of loans by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of March 31, 2026	As of December 31, 2025
Principal balance of first mortgage loans	$328,661	$343,175
Number of first mortgage loans	14	14
Principal balance of credit loans	$7,500	$7,500
Number of credit loans	1	1
Total balance of loans	$336,161	$350,675
Total number of loans	15	15
All-in yield (1)	7.3%	7.3%
Weighted average years to maximum maturity	0.8	0.9
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of March 31, 2026.

During the three months ended March 31, 2026, one loan was paid off and one new loan was originated.

The table below presents select loan information for each of our commercial mortgage loans as of March 31, 2026:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (3)	All-in Yield (3)		Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage (2)	$12,700	SOFR+4.70%	8.4%		2/9/26 (7)	HI	Office	67.0%	4
2	9/27/19	First mortgage	13,626	SOFR+3.10%	6.8%		5/9/26	CA	Office	74.5%	3
3	11/12/21	First mortgage	24,946	SOFR+2.90%	6.7%		5/9/26 (8)	TX	Multifamily	73.2%	4
4	11/16/21	First mortgage	24,081	SOFR+3.05%	6.8%		12/9/26	TX	Multifamily	73.7%	3
5	12/9/21	First mortgage	39,217	SOFR+3.05%	6.8%		12/9/26	GA	Multifamily	71.7%	3
6	12/15/21	First mortgage	25,594	SOFR+3.20%	7.0%		1/9/27	OR	Multifamily	70.2%	2
7	1/26/22	First mortgage	16,040	SOFR+3.55%	12.2%	(9)	3/9/26 (9)	NJ	Industrial	63.1%	4
8	1/28/22	First mortgage	15,032	SOFR+3.30%	7.0%		2/9/27	NC	Multifamily	69.9%	2
9	2/25/22	First mortgage	30,000	SOFR+3.04%	6.7%		3/9/27	NY	Mixed Use	66.7%	2
10	3/1/22	First mortgage	29,472	SOFR+3.40%	7.1%		3/9/27	TX	Multifamily	77.7%	2
11	4/7/22	First mortgage	15,227	SOFR+3.25%	6.9%		4/9/27	SC	Multifamily	69.0%	3
12	4/19/22	First mortgage	20,102	SOFR+3.40%	7.1%		5/9/26 (10)	TX	Multifamily	76.3%	4
13	6/13/22	First mortgage	51,224	SOFR+3.45%	7.1%		6/9/27	TX	Multifamily	73.1%	4
14	2/27/26	First mortgage	11,400	SOFR+3.50%	7.2%		3/9/31	TX	Multifamily	67.1%	2
15	9/29/17	Credit	7,500	9.20%	9.2%		10/11/27	NJ	Office	79.9%	2
			$336,161		7.3%					71.7%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of March 31, 2026, an 80% undivided senior interest in the loan, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”)+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in the loan.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average of the stated yield, excluding any default interest, as of March 31, 2026. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of March 31, 2026, the weighted average SOFR floor was 0.42%.
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

(7)
During the quarter ended March 31, 2026, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of March 31, 2026. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process. The borrower has not paid the default interest but is current on its contractual interest payments.
(8)
The loan matures on May 9, 2026. The Company has reviewed the loan and based on the estimated LTV recorded a $3.6 million asset-specific CECL reserve as of March 31, 2026. The Company is negotiating an extension with the borrower.
(9)
During the quarter ended March 31, 2026, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of March 31, 2026. The loan matured on March 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and the borrower is paying default interest until it completes the refinance with a third party. All-in yield for the loan includes maturity default interest received.
(10)
The loan matures on May 9, 2026. The Company has reviewed the loan and based on the estimated LTV recorded a $0.6 million asset-specific CECL reserve as of March 31, 2026. The Company is negotiating an extension with the borrower.

The following table allocates the loan principal balance and the net loan exposure based on our internal risk ratings as of March 31, 2026:

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	6	118,998	118,378
3	4	92,151	91,218
4	5	125,012	109,618
5	—	—	—
Total	15	$336,161	$319,214
Add: Unamortized (fees)/costs, net		$1,461
Less: Allowance for credit losses		(8,818)
Commercial mortgage loans at cost, net		$328,804

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 5 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

As of March 31, 2026 and December 31, 2025, we had borrowings under repurchase agreements totaling $215,074 and $223,397, respectively, and loan participations sold, net, of $47,715 and $47,009, respectively. During the three months ended March 31, 2026 and the year ended December 31, 2025, we had weighted average borrowings, which include borrowings under repurchase agreements and loan participations sold, net, of $227,446 and $321,492, respectively, and weighted average borrowing costs, which also include borrowings under repurchase agreements and loan participations sold, net, of 6.2% and 6.6%, respectively.

Real Estate Owned

2025 Acquisitions

During the year ended December 31, 2025, we acquired legal title to a multifamily property located in Kansas City, MO, the Arbor Mist property, and an office property located in Charlotte, NC, the Parkview property, through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance. The properties were recorded on our consolidated balance sheet based on the estimated fair value at acquisition. The fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

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

The following table shows selected data for our REO in our portfolio as of March 31, 2026:

Property	Acquisition Date	Property Type	Location	Rentable Square Feet (RSF) / Number of Units	% Leased
Belvedere	July 2, 2024	Office	Addison, TX	141,180	89.5%
Meridian	July 2, 2024	Office	Irving, TX	100,359	53.0%
Fitz	October 23, 2024	Multifamily	Portland, OR	64	67.2%
Arbor Mist	May 1, 2025	Multifamily	Kansas City, MO	200	82.0%
Parkview	July 2, 2025	Office	Charlotte, NC	124,788	61.7%

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Three months ended March 31,
	2026			2025
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Commercial mortgage loans	$340,208	$6,493	7.6%	$563,238	$10,451	7.4%
Total/Weighted Average	$340,208	$6,493	7.6%	$563,238	$10,451	7.4%
Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$217,436	$3,312	6.1%	$358,308	$6,036	6.7%
Loan participations sold, net	10,010	205	8.2%	29,007	455	6.3%
Total/Weighted Average	$227,446	$3,517	6.2%	$387,315	$6,491	6.7%
Net interest income/spread		$2,976	1.4%		$3,960	0.7%
Average leverage % (5)		201.7%			220.2%
Weighted average levered yield (6)			10.6%			9.0%

(1)
Based on principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $500 and $608 for the three months ended March 31, 2026 and 2025, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $534 and $309 of participation payments for the three months ended March 31, 2026 and 2025, respectively, related to the REO. Interest expense also excludes $497 and zero for the three months ended March 31, 2026 and 2025, respectively, related to interest expense on the mortgage loan payable.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to origination of a new loan, the paydown of the principal balance as loans matured and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the three months ended March 31, 2026 and 2025, was $2,726 and $1,528, respectively. The increase in revenue was primarily due to the acquisition of two properties after the first quarter of 2025.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three months ended March 31,
	2026	2025
Advisory fee	$717	$789
Amortization of debt finance costs	329	343
Directors compensation	20	19
Professional service fees	207	267
Real estate operating expenses (1)	1,665	655
Depreciation and amortization	1,193	928
Other expenses	300	334
Total operating expenses	$4,431	$3,335
____________
(1)
The amount for the three months ended March 31, 2025 is presented net of $408 in employee retention credits received during the period. These credits relate to the Renaissance O’Hare property that we owned from August 20, 2020 through September 28, 2023.

Total operating expenses for the three months ended March 31, 2026 and 2025 were $4,431 and $3,335, respectively. The primary driver of the increase in total operating expenses was the acquisition of two properties after the first quarter of 2025.

Net (Loss) Income

For the three months ended March 31, 2026 and 2025, our net (loss) income was $(4,143) and $3,948, respectively. The decrease in net income was primarily due to a reduction in net interest income as the loan portfolio decreased, an increase in the CECL reserve and an increase in real estate operating expenses and depreciation and amortization, partially offset by an increase in revenue from real estate.

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

Our FFO and MFFO are calculated as follows:

	Three months ended March 31,
	2026	2025
Net (loss) income attributable to common stockholders	$(5,638)	$2,453
Depreciation and amortization	1,193	928
Funds from operations (FFO) attributable to common stockholders	$(4,445)	$3,381

Amortization of debt financing costs	$329	$343
Provision for (reversal of) credit losses	4,883	(1,496)
Amortization of acquired lease intangibles, net	(18)	(18)
Straight-line expense, net	(243)	(110)
Modified funds from operations (MFFO) attributable to common stockholders	$506	$2,100

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

The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of March 31, 2026 ($ and shares in thousands):

Components of NAV	As of March 31, 2026
Commercial mortgage loans	$333,449
Real estate owned	99,764
Cash and cash equivalents and restricted cash	82,627
Other assets	4,722
Repurchase agreements - commercial mortgage loans	(215,074)
Loan participations sold	(47,715)
Mortgage loan payable	(23,978)
Due to related parties	(1,514)
Distributions payable	(1,052)
Interest payable	(2,950)
Accrued stockholder servicing fees (1)	(280)
Other liabilities	(3,074)
Preferred stock	(88,313)
Net asset value attributable to common stock	$136,612
Number of outstanding common shares	10,120

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrued the full cost of the stockholder servicing fee as an offering cost at the time we sold Class T, Class S, and Class D shares. As of March 31, 2026, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of March 31, 2026, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers. Our Second Public Offering officially terminated on November 1, 2025.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of March 31, 2026 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$115,499	$10,096	$3,969	$—	$651	$6,401	$136,612
Number of outstanding shares	8,563	746	290	—	48	473	10,120
NAV per share as of March 31, 2026	$13.4884	$13.5351	$13.6705	$—	$13.5645	$13.5369	$13.4992

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of March 31, 2026
Stockholders’ equity per GAAP	$217,464
Adjustments:
Unamortized stockholder servicing fee and other expenses	364
Real estate owned non-cash adjustments	2,435
Credit losses reserve - non-specific portion	4,662
Net asset value	$224,925
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	301
Net asset value attributable to common stock	$136,612

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

Our Independent Valuation Advisor

With the approval of our Board, including a majority of our independent directors, we have engaged BDO USA, P.C. to serve as our independent valuation advisor. Our Advisor, with the approval of our Board, including a majority of our independent directors, may engage additional independent valuation advisors in the future as it deems appropriate. At the end of each month, the independent valuation advisor reviews the calculation of our monthly NAV. The independent valuation advisor is not responsible for our NAV, and performs its services based solely on information received from us, our Advisor and our Sub-Advisor. Our Advisor, and not the independent valuation advisor, is ultimately responsible for the determination of our NAV.

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

Our primary sources of funds for liquidity consist of net cash provided by operating activities, repayments of our outstanding loans by borrowers, proceeds from repurchase agreements and other financing arrangements and potential future issuances of equity and/or debt securities. As of March 31, 2026, we had $80 million in unrestricted cash, $311 million in available capacity on our borrowing facilities and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point.

Our primary liquidity needs include originating new loans, advances on our current loan portfolio, commitments to repay the principal and interest on our borrowings, funding our operations and distributions to our stockholders. We believe we have sufficient liquidity to meet our current needs. In the future we may seek additional sources of liquidity to fund our growth which may include the sale of common or preferred stock or additional financing through repurchase agreements, collateralized loan obligations, sale of loan participations or other borrowings.

Cash Flow Analysis

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$1,971	$2,828
Net cash provided by (used in) investing activities	13,823	(723)
Net cash used in financing activities	(12,273)	(7,531)
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,521	$(5,426)

We experienced a net increase in cash and cash equivalents and restricted cash of $3,521 for the three months ended March 31, 2026 compared to a net decrease of $5,426 for the three months ended March 31, 2025. During the three months ended March 31, 2026, we funded $11,400 on a new loan, received $25,916 in principal payments from our loans, received $8,550 from repurchase agreements, paid down $16,873 on repurchase agreements and paid distributions of $4,648.

Repurchase Agreements and Mortgage Loan Payable

On May 6, 2019, we, through our wholly owned subsidiary, entered into an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association (“JPM”). The JPM Repo Facility provides up to $150,000 in advances that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances made prior to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 1.75% to 2.50% with no floor, depending on the attributes of the purchased assets. Advances made subsequent to December 2021 under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of March 31, 2026, all of the advances made under the JPM Repo Facility were indexed to SOFR and have margins between 1.85% and 2.50% with a floor between 0.00% and 3.00%. In May 2022, the maturity date of the JPM Repo Facility was extended to May 6, 2023. On May 5, 2023, we entered into an amendment that extended the maturity date to May 6, 2026, with the option to extend the maturity date further to May 6, 2028 subject to two optional one-year extensions. The amendment also increased the maximum facility amount to $526,076. On May 5, 2026, we exercised our option to extend the maturity date to May 6, 2027. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of March 31, 2026 and December 31, 2025.

The JPM Repo Facility has been, and continues to be, used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show details of the JPM Repo Facility as of March 31, 2026 and December 31, 2025:

March 31, 2026					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$215,074	$507	$302,334	6.07%	767

December 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$223,397	$534	$316,849	6.15%	857

(1)
Excludes $0 of unamortized debt issuance costs as of March 31, 2026 and December 31, 2025.

Mortgage Loan Payable

On September 30, 2025, we entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Arbor Mist property. As of March 31, 2026, we had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and we have the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due. As of March 31, 2026, the carrying value of the mortgage loan payable was $23,978.

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

The following tables detail our loan participations sold as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$10,382	SOFR+4.7%	n/a	n/a
Senior participations (3) (5)	3	$47,715	$47,715	SOFR+2.0%	n/a	n/a

	December 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,731	SOFR+4.7%	n/a	0.11
Senior participations (3) (5)	3	$47,009	$47,009	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of March 31, 2026 and December 31, 2025, the loan participations sold were non-recourse to us.
(3)
During the three months ended March 31, 2026 and 2025, we recorded $739 and $764, respectively, of interest expense related to loan participations sold.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement. The calculation is not applicable as of March 31, 2026 as the underlying loan is in maturity default.
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

Distributions

Common Stock

The table below presents the aggregate annualized and monthly distributions declared by record date for all classes of shares of common stock since January 1, 2025. The amount of distributions that we may pay in the future is not certain.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042
October 31, 2025	$1.2500	$0.1042
November 30, 2025	$1.2500	$0.1042
December 31, 2025	$1.2500	$0.1042
January 31, 2026	$1.2500	$0.1042
February 28, 2026	$1.2500	$0.1042
March 31, 2026	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 10 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through March 31, 2026, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2025.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929
October 31, 2025	$0.1009	$0.0930
November 30, 2025	$0.1010	$0.0934
December 31, 2025	$0.1009	$0.0931
January 31, 2026	$0.1012	$0.0938
February 28, 2026	$0.1015	$0.0949
March 31, 2026	$0.1012	$0.0940

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2025.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2025	$1.6875	$0.421875
June 15, 2025	$1.6875	$0.421875
September 15, 2025	$1.6875	$0.421875
December 15, 2025	$1.6875	$0.421875
March 15, 2026	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Three months ended March 31,
	2026	2025
Distributions to Holders of Common Stock
Paid in cash	$3,153	$3,152
Reinvested in shares	—	—
Total distributions	$3,153	$3,152
Cash flows from operating activities	$1,971	$2,828

During the three months ended March 31, 2026 and 2025, 63% and 90%, respectively, of our common stock distributions were paid from cash flows from operating activities generated during the period, and the remainder was paid using cash generated during prior periods.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to “Note 2 – Summary of Significant Accounting Policies” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 8 – Commitments and Contingencies.

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

As of both March 31, 2026 and December 31, 2025, our debt investment portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2025 to March 31, 2026 was primarily due to the changes in the portfolio relating to origination, payoffs, paydowns and draws.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	March 31, 2026	December 31, 2025
(-) 50 Basis Points	(3.24)%	(3.50)%
(-) 25 Basis Points	(1.62)%	(1.75)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	1.62%	1.75%
(+) 50 Basis Points	3.24%	3.50%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation. We have no knowledge of material legal proceedings pending or known to be contemplated against us at this time.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We did not have any sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds

On May 3, 2019, our 2019 Registration Statement on Form S-11 (File No. 333-230465) for our IPO of common stock of up to $2,350,000 in shares of Class A, Class T, Class S, Class D and Class I common stock, was declared effective under the Securities Act. The IPO terminated upon the commencement of the Second Public Offering. On April 28, 2022, we filed a Registration Statement on Form S-11 (File No. 333-264540) with the SEC, for our Second Public Offering, to register up to $2,200,000 in shares of common stock, which was declared effective by the SEC on November 2, 2022. Inland Securities Corporation served as our dealer manager for the Public Offerings. On January 30, 2023, the Board unanimously approved the suspension of the sale of shares in the primary portion of the Second Public Offering, effective immediately, and the suspension of the sale of shares pursuant to the DRP, effective as of February 10, 2023. The Second Public Offering terminated on November 1, 2025.

As of March 31, 2026, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

As of March 31, 2026, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

During the three months ended March 31, 2026, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the three months ended March 31, 2026, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Title:	Chief Executive Officer
(principal executive officer)
Date:	May 8, 2026

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	May 8, 2026