Form 10-Q
period 2026-06-30
InPoint Commercial Real Estate Income, Inc.
filed 2026-08-12
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 290,345 shares of Class T common stock, 472,851 shares of Class I common stock, 745,881 shares of Class A common stock, 48,015 shares of Class D common stock and no shares of Class S common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$53,269	$76,557
Restricted cash	2,930	2,549
Real estate securities at fair value	9,978	—
Commercial mortgage loans:
Commercial mortgage loans at cost	314,970	351,823
Allowance for credit losses	(9,618)	(3,930)
Commercial mortgage loans at cost, net	305,352	347,893
Real estate owned, net of depreciation	89,994	93,282
Acquired lease intangible assets, net	3,377	4,103
Deferred debt finance costs	1,096	438
Accrued interest receivable	1,338	1,219
Prepaid expenses and other assets	3,576	3,200
Total assets	$470,910	$529,241
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$179,498	$223,397
Loan participations sold, net	47,715	47,009
Mortgage loan payable, net	24,065	23,891
Acquired lease intangible liabilities, net	517	598
Due to related parties	1,746	1,221
Accrued interest payable	3,269	2,644
Distributions payable	1,052	1,051
Accrued expenses and other liabilities	2,709	3,182
Total liabilities	260,571	302,993

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of June 30, 2026 and December 31, 2025	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of June 30, 2026 and December 31, 2025	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 472,851 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid in capital	341,369	341,354
Accumulated deficit	(131,044)	(115,120)
Total stockholders’ equity	210,339	226,248
Total liabilities and stockholders’ equity	$470,910	$529,241

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income:
Interest income	$6,791	$10,456	$13,784	$21,515
Less: Interest expense	(4,264)	(6,416)	(8,812)	(13,216)
Net interest income	2,527	4,040	4,972	8,299
Revenue from real estate	2,985	1,887	5,711	3,415
Total income	5,512	5,927	10,683	11,714
Operating expenses:
Advisory fee	702	784	1,419	1,573
Amortization of debt finance costs	328	329	657	672
Directors compensation	20	19	40	38
Professional service fees	220	282	427	549
Real estate operating expenses	1,845	1,390	3,510	2,045
Depreciation and amortization	1,250	1,281	2,443	2,209
Other expenses	299	321	599	655
Total operating expenses	4,664	4,406	9,095	7,741
Other income (loss):
(Provision for) reversal of credit losses	(845)	1,016	(5,728)	2,512
Impairment loss on real estate owned	(2,481)	—	(2,481)	—
Net unrealized loss in value of real estate securities	(5)	—	(5)	—
Realized gain on disposition of commercial loan	—	536	—	536
Total other (loss) income	(3,331)	1,552	(8,214)	3,048
Net (loss) income	(2,483)	3,073	(6,626)	7,021
Series A Preferred Stock dividends	(1,496)	(1,496)	(2,991)	(2,991)
Net (loss) income attributable to common stockholders	$(3,979)	$1,577	$(9,617)	$4,030
Net (loss) income attributable to common stockholders per share basic and diluted	$(0.39)	$0.16	$(0.95)	$0.40
Weighted average number of shares of common stock
Basic	10,119,869	10,117,998	10,119,869	10,117,998
Diluted	10,119,869	10,118,906	10,119,869	10,118,689

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended June 30, 2026	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2026	$4	$9	$1	$—	$—	$—	$—	$341,362	$(123,912)	$217,464
Net loss	—	—	—	—	—	—	—	—	(2,483)	(2,483)
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,153)	(3,153)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,496)	(1,496)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance at June 30, 2026	$4	$9	$1	$—	$—	$—	$—	$341,369	$(131,044)	$210,339

For the Three Months Ended June 30, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2025	$4	$9	$1	$—	$—	$—	$—	$339,532	$(95,659)	$243,887
Reimbursement of offering costs (Note 11)	—	—	—	—	—	—	—	1,023	—	1,023
Net income	—	—	—	—	—	—	—	—	3,073	3,073
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,150)	(3,150)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,496)	(1,496)
Equity-based compensation	—	—	—	—	—	—	—	7	—	7
Balance at June 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,562	$(97,232)	$243,344

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Six Months Ended June 30, 2026	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2025	$4	$9	$1	$—	$—	$—	$—	$341,354	$(115,120)	$226,248
Net loss	—	—	—	—	—	—	—	—	(6,626)	(6,626)
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,307)	(6,307)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance at June 30, 2026	$4	$9	$1	$—	$—	$—	$—	$341,369	$(131,044)	$210,339

For the Six Months Ended June 30, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,524	$(94,959)	$244,579
Reimbursement of offering costs (Note 11)	—	—	—	—	—	—	—	1,023	—	1,023
Net income	—	—	—	—	—	—	—	—	7,021	7,021
Common stock distributions declared	—	—	—	—	—	—	—	—	(6,303)	(6,303)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Equity-based compensation	—	—	—	—	—	—	—	15	—	15
Balance at June 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,562	$(97,232)	$243,344

The accompanying notes are an integral part of these consolidated financial statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(6,626)	$7,021
Adjustments to reconcile net (loss) income to cash provided by operations:
Net unrealized loss on real estate securities	5	—
Realized gain on disposition of commercial loan	—	(536)
Provision for (reversal of) credit losses	5,728	(2,512)
Impairment loss on real estate owned	2,481	—
Depreciation and amortization expense	2,443	2,209
Amortization of acquired above- and below-market leases, net	(35)	(37)
Amortization of equity-based compensation	15	15
Amortization of debt finance costs to operating expense	657	672
Amortization of debt finance costs to interest expense	174	—
Amortization of loan extension fees	(327)	(477)
Changes in assets and liabilities:
Accrued interest receivable	(119)	(100)
Accrued expenses and other liabilities	(513)	2
Accrued interest payable	625	(84)
Due to related parties	141	(52)
Prepaid expenses and other assets	(384)	(49)
Net cash provided by operating activities	4,265	6,072
Cash flows from investing activities:
Origination/funding of commercial loans	(47,550)	(1,498)
Loan extension fees received on commercial loans	197	404
Principal repayments of commercial loans	84,932	11,835
Real estate capital expenditures	(948)	(70)
Purchase of real estate securities	(9,983)	—
Net cash provided by investing activities	26,648	10,671
Cash flows from financing activities:
Payment of offering costs	(15)	(14)
Proceeds from repurchase agreements	21,187	—
Principal repayments of repurchase agreements	(65,086)	(42,825)
Proceeds from sale of loan participations	787	—
Principal repayments of loan participations	(81)	(820)
Debt finance costs	(1,315)	(1,315)
Distributions paid to common stockholders	(6,306)	(6,302)
Distributions paid to preferred stockholders	(2,991)	(2,991)
Net cash used in financing activities	(53,820)	(54,267)
Net change in cash, cash equivalents and restricted cash	(22,907)	(37,524)
Cash, cash equivalents and restricted cash at beginning of period	79,106	64,549
Cash, cash equivalents and restricted cash at end of period	$56,199	$27,025
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$399	$140
Interest paid	$7,180	$13,300
Offering cost reimbursement receivable from related parties (Note 11)	$—	$1,023
Net assets acquired upon foreclosure of commercial loans	$—	$38,859
Deferred interest capitalized on real estate loan	$—	$631
Accrued stockholder servicing fee due to related party	$(15)	$(14)

The accompanying notes are an integral part of these consolidated financial statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 1 – Organization and Business Operations

InPoint Commercial Real Estate Income, Inc. (the “Company”) was incorporated in Maryland on September 13, 2016 to originate, acquire and manage a diversified portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including (a) primarily floating-rate first mortgage loans and (b) subordinate mortgage and mezzanine loans, and (ii) floating-rate CRE securities, such as commercial mortgage-backed securities (“CMBS”). The Company may also invest in participations in loans secured by CRE, senior unsecured debt of publicly traded real estate investment trusts (“REITs”) and select equity investments in single-tenant, net leased properties. Substantially all of the Company’s business is conducted through InPoint REIT Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the limited partner interests in the Operating Partnership. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

For more information on the Public Offerings and the Preferred Stock Offering, see “Note 7 – Stockholders’ Equity”.

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after June 30, 2026.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” See below for discussion of changes to the Company’s significant accounting policies for the six months ended June 30, 2026.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	June 30,
	2026	2025
Cash and cash equivalents	$53,269	$27,025
Restricted cash	2,930	—
Total cash, cash equivalents, and restricted cash	$56,199	$27,025

Real Estate Securities at Fair Value

The Company’s real estate securities are comprised of CMBS and are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company has chosen to make a fair value option election pursuant to ASC Topic 825, Financial Instruments for its securities and, therefore, its real estate securities are recorded at fair value on the consolidated balance sheets. The periodic changes in fair value are recorded in current period earnings on the consolidated statements of operations as a

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

component of net unrealized gain (loss) in value of real estate securities. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet with changes in fair value recorded to other comprehensive income on the Company’s consolidated statements of changes in stockholders’ equity. Electing the fair value option permits the Company to record changes in fair value of its investments in the consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of CMBS and report accrued interest within accrued interest receivable on the consolidated balance sheets. Investment securities available-for-sale are placed on nonaccrual status when management no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable.

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

Fair Value Measurements

The Company estimates fair value using available market information and valuation methodologies it believes to be appropriate for these purposes. The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurements establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•
Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
•
Level 3 - Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

Real estate securities are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level 2 or Level 3 of the fair value hierarchy.

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

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of June 30, 2026 and December 31, 2025:

June 30, 2026

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	13	$305,829	$1,641	$(9,618)	$297,852	7.8%	0.6
Credit loans	1	7,500	—	—	7,500	9.2%	1.3
Total and average	14	$313,329	$1,641	$(9,618)	$305,352	7.9%	0.6

December 31, 2025

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	14	$343,175	$1,148	$(3,930)	$340,393	7.3%	0.4
Credit loans	1	7,500	—	—	7,500	9.2%	1.8
Total and average	15	$350,675	$1,148	$(3,930)	$347,893	7.3%	0.4

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On June 15, 2026, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 3.63%. On December 15, 2025, the SOFR rate reset to 3.75%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

For the six months ended June 30, 2026, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$351,823	$(3,930)	$347,893
Loan originations/advances	47,550	—	47,550
Principal repayments	(84,932)	—	(84,932)
Amortization of loan origination and deferred exit fees	726	—	726
Origination fees and extension fees received on commercial loans	(197)	—	(197)
Provision for credit losses	—	(5,688)	(5,688)
Balance at End of Period	$314,970	$(9,618)	$305,352

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the six months ended June 30, 2026:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(3,930)	$(22)	$(3,952)
Provision for credit losses	(5,688)	(40)	(5,728)
Ending allowance for credit losses	$(9,618)	$(62)	$(9,680)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.

The following table presents the activity in the Company’s allowance for credit losses for the six months ended June 30, 2025:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(13,898)	$(96)	$(13,994)
Reversal of (provision for) credit losses	2,521	(9)	2,512
Charge-offs (2)	68	—	68
Ending allowance for credit losses	$(11,309)	$(105)	$(11,414)

(1)
The reserve for expected credit losses related to unfunded loan commitments is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.
(2)
Relates to the acquisition of a property secured by a senior loan in May 2025. See Note 14 – “Real Estate Owned” for additional information.

As of June 30, 2026, the Company had a total current expected credit loss (“CECL”) reserve of $9,680, which included an asset-specific component of $1,505 related to one loan. During the six months ended June 30, 2026, the Company increased the CECL reserve by $5,728. The primary driver of the change was a $5,165 increase in the analytical portion of the CECL reserve as two loans exceeded their maturity dates and had not been refinanced or paid off as of June 30, 2026. In addition, there was a $563 increase in the asset-specific CECL reserve primarily due to a $1,505 reserve recorded for a loan that was in foreclosure that had a decrease in the estimated collateral value as the net operating income declined, offset by the reduction in a reserve for one loan as the collateral value increased due to improved net operating income. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

As of June 30, 2025, the Company had a total CECL reserve of $11,414, which included an asset-specific component of $6,698 related to three loans. During the six months ended June 30, 2025, the Company decreased the CECL reserve by $2,580, which includes $68 charge-off related to one loan.

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

June 30, 2026

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

As of June 30, 2026, seven loans had a risk rating of 2, two had a risk rating of 3, three had a risk rating of 4 and two had a risk rating of 5. As of December 31, 2025, five loans had a risk rating of 2, eight had a risk rating of 3 and two had a risk rating of 4.

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of June 30, 2026 and December 31, 2025:

Loan Type	Collateral Type	June 30, 2026	December 31, 2025
Senior	Multifamily	$—	$942	(1)
Senior	Office	1,505	—	(2)
Total		$1,505	$942
____________
(1)
The loan is secured by a multifamily property in Converse, TX with an outstanding balance of $24,946 and no unfunded commitment as of June 30, 2026. The loan matured on May 9, 2026. During the quarter ended June 30, 2026, the Company obtained an updated appraisal that exceeded the loan balance and the asset-specific CECL reserve of $3,615, which included additional asset-specific CECL reserve of $2,673 recorded during the three months ended March 31, 2026, was reversed. The loan has a risk rating of 4 as of June 30, 2026. The Company is negotiating an extension with the borrower that the Company expects to complete in the third quarter of 2026.
(2)
The loan is secured by an office property in Honolulu, HI with an outstanding balance of $12,700 and no unfunded commitment as of June 30, 2026. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process. The Company has recorded an asset-specific CECL reserve of $1,505 for the loan as of June 30, 2026 as the estimated value of the property securing the loan was below the loan balance. The loan has a risk rating of 5 as of June 30, 2026.

There were no loans on nonaccrual status during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recognized $0 and $767, respectively, in interest income related to the nonaccrual status loans prior to such loans being placed on nonaccrual status. During the three and six months ended June 30, 2025, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three and six months ended June 30, 2025, the total interest income forgone on the loans on nonaccrual status was $1,084 and $1,656, respectively.

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

During the three and six months ended June 30, 2026, the Company made no modification that is disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). During the three months ended June 30, 2025, the Company

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

made no modification that is disclosable under ASU 2022-02. During the six months ended June 30, 2025, the Company made one such modification that is disclosable under ASU 2022-02, as it was considered an other-than-insignificant payment delay for a borrower experiencing financial difficulty. In this instance, the Company granted a term extension to February 9, 2026 for a senior loan secured by an office property located in Honolulu, HI described above. The modification provided for $750 in principal paydown and payments toward cash flow reserve deposit and modification fee of $600 and $50, respectively. The modification also provides for the accrued maturity default interest of $631 on the loan as of March 31, 2025 to be repaid as deferred commitment fee upon loan maturity. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $11,195, which is net of $1,505 of asset-specific CECL reserve on the loan, representing 3.7% of the Company’s commercial mortgage loans as of June 30, 2026. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in other income or loss in the consolidated statements of operations.

The table below shows the Company’s securities as of June 30, 2026:

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2	AAA	Hospitality, Industrial	4.9%	13.3	$9,965	$9,983	$3	$(8)	$9,978

As of June 30, 2026, the Company held two CMBS with a total carrying value of $9,978 and a total net unrealized loss of $5, one of which was held in a gross unrealized loss position of $8. As of June 30, 2026, zero positions had an unrealized loss for a period greater than twelve months.

As of June 30, 2026, each of the CMBS were assigned an internal risk rating of 2.

Note 5 – Repurchase Agreements and Mortgage Loan Payable

Commercial Mortgage Loans

The Company has an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association with a maximum facility amount of $526,076 that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2026, advances made under the JPM Repo Facility had margins between 1.80% to 2.50% with a SOFR floor between 0.00% to 3.00%. On May 5, 2026, the Company exercised its option to extend the maturity date to May 6, 2027. The Company has the option to extend the maturity date further to May 6, 2028. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of June 30, 2026 and December 31, 2025.

The JPM Repo Facility has been, and continues to be, used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the JPM Repo Facility as of June 30, 2026 and December 31, 2025 are as follows:

June 30, 2026					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$179,498	$386	$257,788	5.95%	676

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

December 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$223,397	$534	$316,849	6.15%	857

(1)
Excluding $0 of unamortized debt issuance costs as of June 30, 2026 and December 31, 2025.

Mortgage Loan Payable

On September 30, 2025, the Company entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Company’s multifamily REO asset located in Kansas City, MO. As of June 30, 2026, the Company had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and the Company has the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due.

Debt issuance costs for the mortgage loan are amortized as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgage loan payable. As of June 30, 2026, the carrying value of the mortgage loan payable was $24,065.

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

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table details the payments made under the participation agreements for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Monthly payments	$287	$111	$384	$425
Interest due under participation agreement	538	312	1,072	621
Total excess (shortfall)	$(251)	$(201)	$(688)	$(196)

The participation payments have been included within interest expense in the accompanying consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, the Company had $2,052 and $1,456, respectively, in accrued but unpaid interest on these properties.

The following tables detail the Company’s loan participations sold as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$11,262	SOFR+4.7%	n/a	n/a
Senior participations (3) (5)	3	$47,715	$47,715	SOFR+2.0%	n/a	n/a

	December 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,731	SOFR+4.7%	n/a	0.11
Senior participations (3) (5)	3	$47,009	$47,009	SOFR+2.0%	n/a	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of June 30, 2026 and December 31, 2025, the loan participations sold were non-recourse to the Company.
(3)
During the six months ended June 30, 2026 and 2025, the Company recorded $1,545 and $1,478 of interest expense related to loan participations sold, respectively.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement. The calculation is not applicable as of June 30, 2026 as the underlying loan is in maturity default.
(5)
Includes participation interest related to the foreclosed properties described above.

Note 7 – Stockholders’ Equity

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

June 30, 2026

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

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Six months ended June 30, 2026	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	472,851
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	472,851

	Preferred Stock	Common Stock
Six months ended June 30, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Distributions – Common Stock and Series A Preferred Stock

The table below presents the aggregate annualized and monthly distributions declared on common stock by record date for all classes of shares since January 1, 2025.

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042
October 31, 2025	$1.2500	$0.1042
November 30, 2025	$1.2500	$0.1042
December 31, 2025	$1.2500	$0.1042
January 31, 2026	$1.2500	$0.1042
February 28, 2026	$1.2500	$0.1042
March 31, 2026	$1.2500	$0.1042
April 30, 2026	$1.2500	$0.1042
May 31, 2026	$1.2500	$0.1042
June 30, 2026	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 11 – Transactions with Related Parties” below. Since the IPO and through June 30, 2026, the Company had not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2025.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929
October 31, 2025	$0.1009	$0.0930
November 30, 2025	$0.1010	$0.0934
December 31, 2025	$0.1009	$0.0931
January 31, 2026	$0.1012	$0.0938
February 28, 2026	$0.1015	$0.0949
March 31, 2026	$0.1012	$0.0940
April 30, 2026	$0.1014	$0.0946
May 31, 2026	$0.1013	$0.0944
June 30, 2026	$0.1014	$0.0947

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

The tables below present the aggregate distributions declared per share for each applicable class of common stock and preferred stock during the six months ended June 30, 2026 and 2025. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Six months ended June 30, 2026	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8438	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	N/A	0.0588	—	0.0172	N/A
Net distributions declared per share	$0.8438	$0.6252	$0.6252	$0.5664	$—	$0.6080	$0.6252

	Preferred Stock	Common Stock
Six months ended June 30, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.8438	$0.6252	$0.6252	$0.6252	$—	$0.6252	$0.6252
Stockholder servicing fee per share	N/A	N/A	N/A	0.0690	—	0.0204	N/A
Net distributions declared per share	$0.8438	$0.6252	$0.6252	$0.5562	$—	$0.6048	$0.6252

As of June 30, 2026 and December 31, 2025, distributions declared but not yet paid amounted to $1,052 and $1,051, respectively.

Note 8 – Net Income (Loss) Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were zero antidilutive restricted shares for both the three and six months ended June 30, 2026. There were 908 and 691 antidilutive restricted shares for the three and six months ended June 30, 2025, respectively. For further information about the Company’s restricted shares, see “Note 12 – Equity-Based Compensation.”

The following table is a summary of the basic and diluted net income (loss) per share attributable to common stockholders computation for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to common stockholders	$(3,979)	$1,577	$(9,617)	$4,030
Weighted average shares outstanding, basic	10,119,869	10,117,998	10,119,869	10,117,998
Dilutive effect of restricted stock	—	908	—	691
Weighted average shares outstanding, diluted	10,119,869	10,118,906	10,119,869	10,118,689
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.39)	$0.16	$(0.95)	$0.40

Note 9 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of June 30, 2026, the Company had three such loans with a total remaining future funding commitment of $4,593. As of December 31, 2025, the Company had five such loans with a total remaining future funding commitment of $3,081. The Company could

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 10 – Segment Reporting

The Company operates as one reportable segment, as defined by GAAP, which originates and acquires mortgage loans and related assets for the six months ended June 30, 2026 and 2025. The segment derives its income primarily from interest from its portfolio of commercial mortgage loans secured by real estate and related assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) assesses performance for the segment and decides how to allocate resources based on net interest income and net income (loss) which are reported on the accompanying consolidated statements of operations as net interest income and net income (loss), respectively. All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer.

Note 11 – Transactions with Related Parties

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

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2026 and 2025 and the amount due to related parties as of June 30, 2026 and December 31, 2025:

	Three months ended June 30,		Six months ended June 30,		Payable as of June 30,	Payable as of December 31,
	2026	2025	2026	2025	2026	2025
Advisory fee (1)	$702	$784	$1,419	$1,573	$233	$248
Loan fees (2)	85	96	399	173	1,156	600
Accrued stockholder servicing fee (3)	—	—	—	—	357	373
Total	$787	$880	$1,818	$1,746	$1,746	$1,221

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

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Expense Limitation Agreement

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) dated July 1, 2021, the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the six months ended June 30, 2026, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the six months ended June 30, 2026, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

observed under the letter agreement (including the obligation to repay a loan in full on the Termination Date) and such failure is not remedied within three business days of its receipt of notice thereof; or (z) the Company becomes insolvent or the subject of any bankruptcy proceeding.

Reimbursement of Offering Costs

The Company was responsible for reimbursing the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Public Offerings; provided, however, the Advisor agreed to reimburse the Company to the extent that the organization and offering expenses related to the Public Offerings that the Company incurred exceeded 15% of its gross proceeds from the Public Offerings. Pursuant to the Sub-Advisory Agreement, the Sub-Advisor is responsible for reimbursing the Advisor for a proportionate share of certain of these costs. During the three and six months ended June 30, 2025, the total reimbursement of offering costs from the Advisor was $1,023.

Note 12 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of June 30, 2026 with a vesting date after January 1, 2025.

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

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $15, in the aggregate, for the three and six months ended June 30, 2026, respectively. Compensation expense associated with the restricted shares issued to the independent directors was $7 and $15, in the aggregate, for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company had $38 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 0.9 years. There were no restricted shares that vested or were forfeited during the six months ended June 30, 2026 and 2025.

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	3,653	$16.42
Granted	—	—
Vested	—	—
Outstanding at June 30, 2026	3,653	$16.42

Note 13 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments measured on a recurring basis and carried at fair value in the consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2026:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Real estate securities	—	$9,978	—	$9,978

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

As of June 30, 2026, the Company received third-party quotes on each real estate security used in determining the fair value, all of which have been classified as Level 2 due to the observable nature of all significant inputs.

The Company did not transfer any assets within fair value levels during the three and six months ended June 30, 2026.

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the consolidated balance sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash, cash equivalents and restricted cash	$56,199	$56,199	$79,106	$79,106
Commercial mortgage loans, net	305,352	305,352	347,893	347,893
Total	$361,551	$361,551	$426,999	$426,999
Financial liabilities
Repurchase agreements — commercial mortgage loans	$179,498	$179,498	$223,397	$223,397
Loan participations — sold	47,715	47,715	47,009	47,009
Mortgage loan payable, net	24,065	24,518	23,891	24,454
Total	$251,278	$251,731	$294,297	$294,860

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of restricted cash, cash and cash equivalents were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of commercial mortgage loans, net is a Level 3 fair value measurement. The majority of the loans are floating rate and as such the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (0.6 years), are not delinquent or impaired and are expected to return to par, the Advisor determined the amortized cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.
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

Note 14 – Real Estate Owned

2026 Acquisitions

During the six months ended June 30, 2026, the Company did not acquire any properties.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Real Estate Owned

The following table presents the REO assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Land	$14,231	$14,231
Building and improvements	79,228	80,769
Furniture, fixtures and equipment	1,675	1,667
Accumulated depreciation	(5,140)	(3,385)
Real estate owned, net	$89,994	$93,282

During the three months ended June 30, 2026 and 2025, the Company incurred $923 and $611, respectively, of depreciation expense. During the six months ended June 30, 2026 and 2025, the Company incurred $1,755 and $1,020, respectively, of depreciation expense.

On July 2, 2026, the Company entered into a purchase and sale agreement for the sale of the Parkview property for a purchase price of $16,800. The Company recorded an impairment charge of $2,481 on the property, which is reflected as impairment loss on real estate owned in the consolidated statements of operations during the three and six months ended June 30, 2026. The Company expects to complete the sale of the property in the fourth quarter of 2026.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$7,450	$7,450
Acquired above-market lease value	262	262
Accumulated amortization	(4,335)	(3,609)
Acquired lease intangible assets, net	$3,377	$4,103
Intangible liabilities:
Acquired below-market lease value	$776	$776
Accumulated amortization	(259)	(178)
Acquired lease intangible liabilities, net	$517	$598

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$327	$670	$688	$1,189
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(23)	$(5)	$(46)	$(11)
Acquired below-market leases	40	24	81	48
Net rental income increase	$17	$19	$35	$37

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2026 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2026 (remainder of year)	$611	$34	$80
2027	1,058	61	153
2028	709	34	123
2029	373	9	88
2030	227	7	56
Thereafter	239	15	17
Total	$3,217	$160	$517

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Rental Revenue as a Lessor

The table below presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, and assuming no expiring leases are renewed, as of June 30, 2026. Leases for the multifamily properties are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2026 (remainder of year)	$3,012
2027	5,685
2028	4,630
2029	3,672
2030	2,140
Thereafter	1,873
Total	$21,012

Note 15 – Subsequent Events

The Company has evaluated subsequent events through August 12, 2026, the date the consolidated financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Common Stock Distributions

On July 30, 2026, the Company announced that the Board authorized distributions to stockholders of record as of July 31, 2026, payable on or about August 18, 2026 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.1042	$0.1042	$0.1042	$—	$0.1042	$0.1042
Stockholder servicing fee per share	N/A	N/A	0.0097	—	0.0029	N/A
Net distributions declared per share	$0.1042	$0.1042	$0.0945	$—	0.1013	$0.1042

Real Estate Owned

On July 2, 2026, the Company entered into a purchase and sale agreement for the sale of the Parkview property for a purchase price of $16,800. The Company expects to classify the property as held for sale upon the earnest money deposit becoming nonrefundable. The Company expects to complete the sale of the property in the fourth quarter of 2026.

Loan Modification

On July 9, 2026, the Company granted a term extension to July 9, 2028 for a senior loan secured by a multifamily property located in Garland, TX. The modification provided for a change in the interest rate to a fixed rate of 4.0% per annum. The loan had an amortized cost basis of $18,688, which is net of $1,414 of CECL reserve on the loan, representing 6.1% of the Company’s commercial mortgage loans as of June 30, 2026.

Foreclosure

On August 4, 2026, the Company acquired, through a non-judicial foreclosure transaction, a multifamily property located in Duncanville, TX. The property previously collateralized a senior loan with an outstanding balance of $51,223 and no unfunded commitment as of June 30, 2026. The transaction was accounted for as an asset acquisition under applicable GAAP guidance.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “Annual Report”), some of which are briefly summarized below:

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

The following discussion and analysis relate to the three and six months ended June 30, 2026 and 2025 and as of June 30, 2026 and December 31, 2025. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

All dollar amounts are stated in thousands unless otherwise noted, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of CRE investments primarily comprised of (i) CRE debt, including primarily floating-rate first mortgage loans and fixed rate mezzanine loans, and (ii) floating-rate CRE securities, such as CMBS. We may also invest in participations in CRE debt, senior unsecured debt of publicly traded REITs and select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. We are externally managed by our Advisor, an indirect subsidiary of IREIC. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

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

Recent Developments

The CRE debt market remained active and resilient during the second quarter of 2026. The Company observed a significant number of deals and lenders in the marketplace. Loan interest spreads widened creating an opportunity to originate loans that met our return targets.

During the second quarter of 2026, we originated two loans with an aggregate principal balance of $36.1 million, purchased CMBS securities with a total par value of $10.0 million and received paydowns of $59.0 million on existing loans. In July 2026, we originated a first mortgage loan secured by an industrial property in Pennsylvania with a principal balance of $11.0 million. The loan earns interest at SOFR+3.00%, has an all-in yield of 6.7%, and an LTV of 70.0%. In August 2026, we originated a first mortgage loan secured by an industrial property in Arizona with a principal balance of $20.0 million. The loan earns interest at SOFR+2.70%, has an all-in yield of 6.4%, and an LTV of 74.9%. During the remainder of 2026, we intend to focus on originating additional loans and continue working with our current borrowers on extending or restructuring our maturing loans with an emphasis on obtaining principal reductions or loan payoffs.

We continue to evaluate all loans on a quarterly basis and assign our internal risk rating with the majority of our loans continuing to perform as expected. Our primary focus continues to be on refinance risk and our CECL reserve will place emphasis on loans with maturity dates nine months forward from the reporting date.

Company Business Plan

The Company’s management has been redeploying proceeds from the payoff of legacy loans into newly originated first mortgage loans. The Company’s goal is to position the portfolio to pursue a future strategic transaction when capital market conditions have improved, in order to maximize stockholder value and potentially provide our investors with access to some level of liquidity. There is no assurance that the Company will be able to successfully implement any strategic plan. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors. We will provide updates as the Company considers appropriate or as required under applicable law.

Q2 2026 Highlights

Operating Results:

•
Net loss attributable to common stockholders was $4.0 million, or $0.39 per share, during the three months ended June 30, 2026, which included $0.8 million in provision for credit losses and a $2.5 million impairment loss on the Parkview property.
•
During the second quarter of 2026, we declared gross distributions at an annual rate of $1.25 per common share, which represents an annualized rate of 9.4% on our aggregate NAV of $13.2318 as of June 30, 2026. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Portfolio:

•
We originated two floating-rate loans with initial funding of $36.1 million during the three months ended June 30, 2026.
•
We purchased $10.0 million of CMBS.

•
Our loan portfolio decreased 7.1% to $305.4 million during the three months ended June 30, 2026. The decrease includes $59.0 million in loan repayments and $0.8 million of provision for credit losses, partially offset by origination of two loans with an outstanding principal balance of $36.1 million.
•
All 14 of our loans were current on their contractual interest payments during the three months ended June 30, 2026.

Capital Markets and Financing Activity:

•
We had net repayments of $35.6 million on our repurchase agreements during the three months ended June 30, 2026.
•
During the three months ended June 30, 2026, we paid a total of $4.6 million in distributions to common and preferred stockholders.

Significant Accounting Policies and Use of Estimates

Disclosures discussing all significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” See “Note 2 – Summary of Significant Accounting Policies” for a discussion of changes to our significant accounting policies for the three months ended June 30, 2026.

Investment Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt and CRE securities.

The charts below summarize our debt and securities investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”) and our loan portfolio by collateral type and geographical region as of June 30, 2026 and December 31, 2025:

Floating vs. Fixed Rate Debt Investments:

June 30, 2026	December 31, 2025

All Investments by Type:

June 30, 2026	December 31, 2025

Loans by Property Type:

June 30, 2026	December 31, 2025

Loans by Region:

June 30, 2026	December 31, 2025

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our loan portfolio by property type and by region as of June 30, 2026 compared to December 31, 2025 were primarily due to the origination of two loans and the repayment of loans by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of June 30, 2026	As of December 31, 2025
Principal balance of first mortgage loans	$305,829	$343,175
Number of first mortgage loans	13	14
Principal balance of credit loans	$7,500	$7,500
Number of credit loans	1	1
Total balance of loans	$313,329	$350,675
Total number of loans	14	15
All-in yield (1)	7.3%	7.3%
Weighted average years to maximum maturity	1.1	0.9
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of June 30, 2026.

During the six months ended June 30, 2026, four loans were paid off and three new loans were originated.

The table below presents select loan information for each of our commercial mortgage loans as of June 30, 2026:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (3)	All-in Yield (3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage (2)	$12,700	SOFR+4.70%	8.4%	2/9/26 (7)	HI	Office	67.0%	5
2	11/12/21	First mortgage	24,946	SOFR+2.90%	6.7%	5/9/26 (8)	TX	Multifamily	73.2%	4
3	11/16/21	First mortgage	24,081	SOFR+3.05%	6.8%	12/9/26	TX	Multifamily	73.7%	3
4	12/9/21	First mortgage	39,217	SOFR+3.05%	6.8%	12/9/26	GA	Multifamily	71.7%	3
5	12/15/21	First mortgage	25,514	SOFR+3.20%	7.0%	1/9/27	OR	Multifamily	70.2%	2
6	1/26/22	First mortgage	16,040	SOFR+3.55%	12.2% (9)	3/9/26 (9)	NJ	Industrial	63.1%	4
7	1/28/22	First mortgage	14,984	SOFR+3.30%	7.0%	2/9/27	NC	Multifamily	69.9%	2
8	3/1/22	First mortgage	29,472	SOFR+3.40%	7.1%	3/9/27	TX	Multifamily	77.7%	2
9	4/19/22	First mortgage	20,102	SOFR+3.40%	7.0%	7/9/26 (10)	TX	Multifamily	76.3%	4
10	6/13/22	First mortgage	51,223	SOFR+3.45%	7.1%	6/9/27 (11)	TX	Multifamily	73.1%	5
11	2/27/26	First mortgage	11,400	SOFR+3.50%	7.2%	3/9/31	TX	Multifamily	67.1%	2
12	5/6/26	First mortgage	16,850	SOFR+3.15%	6.8%	5/9/30	FL	Industrial	47.9%	2
13	6/25/26	First mortgage	19,300	SOFR+3.00%	6.6%	7/9/31	NJ	Self Storage	64.3%	2
14	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	2
			$313,329		7.3%				70.5%

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
As of June 30, 2026, an 80% undivided senior interest in the loan, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”)+2.00%, was sold by our Operating Partnership pursuant to a Loan Participation Agreement dated November 15, 2021. Our Operating Partnership has retained a 20% undivided subordinate interest in the loan.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. The total is the weighted average of the stated yield, excluding any default interest, as of June 30, 2026. Our first mortgage loans are all floating rate and each contains a minimum SOFR floor. As of June 30, 2026, the weighted average SOFR floor was 0.70%.
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

(7)
The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process. The borrower has not paid the default interest but is current on its contractual interest payments. The Company has reviewed the loan and based on the estimated LTV recorded a $1.5 million asset-specific CECL reserve as of June 30, 2026.
(8)
The loan matured on May 9, 2026. During the quarter ended June 30, 2026, the Company obtained an updated third-party appraisal that exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of June 30, 2026. The Company is negotiating an extension with the borrower which it expects to complete in the third quarter of 2026.
(9)
The loan matured on March 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and received default interest through the repayment date. All-in yield for the loan includes maturity default interest received. During the quarter ended June 30, 2026, the Company reviewed the property performance and estimated the property value, noting that the valuation exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of June 30, 2026. The loan was repaid on July 21, 2026.
(10)
On July 9, 2026, the Company extended the loan maturity date to July 9, 2028. During the quarter ended June 30, 2026, the Company reviewed the property performance and obtained an updated third-party appraisal that exceeded the outstanding loan balance. As a result, no asset-specific CECL reserve was recorded for the loan as of June 30, 2026.
(11)
The loan matured on June 9, 2026 and was not repaid or extended. The Company began foreclosure procedures and acquired the property through a non-judicial foreclosure transaction on August 4, 2026.

The following table allocates the loan principal balance and the net loan exposure based on our internal risk ratings as of June 30, 2026:

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	7	125,020	124,058
3	2	63,298	62,601
4	3	61,088	55,893
5	2	63,923	52,335
Total	14	$313,329	$294,887
Add: Unamortized (fees)/costs, net		$1,641
Less: Allowance for credit losses		(9,618)
Commercial mortgage loans at cost, net		$305,352

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 6 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

As of June 30, 2026 and December 31, 2025, we had borrowings under repurchase agreements totaling $179,498 and $223,397, respectively, and loan participations sold, net, of $47,715 and $47,009, respectively. During the six months ended June 30, 2026 and the year ended December 31, 2025, we had weighted average borrowings, which include borrowings under repurchase agreements and loan participations sold, net, of $216,073 and $321,492, respectively, and weighted average borrowing costs, which also include borrowings under repurchase agreements and loan participations sold, net, of 6.2% and 6.6%, respectively.

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

As of June 30, 2026
Outstanding balance (fair market value)	$9,978
Number of real estate securities	2
Weighted average interest rate (1)	4.9%
Weighted average years to maturity	13.3
Weighted average yield (2)	4.8%
Portfolio ratings % of total outstanding:
AAA	100%
____________

(1)
The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.
(2)
The weighted average yield is calculated as interest income divided by the average carrying value.

Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase and we continually review the credit performance while we own the CMBS. Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. As of June 30, 2026, both of the CMBS had an internal risk rating of 2. See “Note 4 – Real Estate Securities,” which is included in our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q, for further information. Ratings by national rating agencies are subject to change and may not be continuously updated, and therefore we do not place reliance on these ratings.

Real Estate Owned

2026 Acquisitions

During the six months ended June 30, 2026, we did not acquire any properties.

2025 Acquisitions

During the year ended December 31, 2025, we acquired legal title to a multifamily property located in Kansas City, MO, the Arbor Mist property, and an office property located in Charlotte, NC, the Parkview property through non-judicial foreclosure transactions. The properties previously collateralized two senior loans. The acquisitions were accounted for as asset acquisitions under applicable GAAP guidance. The properties were recorded on our consolidated balance sheet based on the estimated fair value at acquisition. The fair market value estimate was determined based on appraisals performed by independent third-party appraisers.

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

The following table shows selected data for our REO in our portfolio as of June 30, 2026:

Property	Acquisition Date	Property Type	Location	Rentable Square Feet (RSF) / Number of Units	% Leased
Belvedere	July 2, 2024	Office	Addison, TX	141,180	86.4%
Meridian	July 2, 2024	Office	Irving, TX	100,359	44.3%
Fitz	October 23, 2024	Multifamily	Portland, OR	64	67.2%
Arbor Mist	May 1, 2025	Multifamily	Kansas City, MO	200	94.0%
Parkview	July 2, 2025	Office	Charlotte, NC	124,788	62.3%

Impairment of Real Estate Owned

On July 2, 2026, we entered into a purchase and sale agreement for the sale of the Parkview property for a purchase price of $16,800. We recorded an impairment charge of $2,481 on the property. We expect to complete the sale of the property in the fourth quarter of 2026.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Three months ended June 30,
	2026			2025
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$4,115	$51	4.9%	$—	$—	—
Commercial mortgage loans	310,203	6,225	7.9%	531,535	10,128	7.5%
Total/Weighted Average	$314,318	$6,276	7.9%	$531,535	$10,128	7.5%
Interest-bearing liabilities:
Repurchase agreements— commercial mortgage loans	$194,815	$2,957	6.0%	$335,098	$5,702	6.7%
Loan participations sold, net	10,010	269	10.6%	28,242	402	5.6%
Total/Weighted Average	$204,825	$3,226	6.2%	$363,340	$6,104	6.6%
Net interest income/spread		$3,050	1.7%		$4,024	0.9%
Average leverage % (5)		187.1%			216.0%
Weighted average levered yield (6)			11.0%			9.5%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $515 and $328 for the three months ended June 30, 2026 and 2025, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $537 and $312 of participation payments for the three months ended June 30, 2026 and 2025, respectively, related to the REO. Interest expense also excludes $501 and zero for the three months ended June 30, 2026 and 2025, respectively, related to interest expense on the mortgage loan payable.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to origination of two new loans, the paydown of the principal balance as loans matured, purchase of real estate securities and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the three months ended June 30, 2026 and 2025 was $2,985 and $1,887, respectively. The increase in revenue was primarily due to the acquisition of two properties, one in the second quarter and one in the third quarter of 2025.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 and 2025 consisted of the following:

	Three months ended June 30,
	2026	2025
Advisory fee	$702	$784
Amortization of debt finance costs	328	329
Directors compensation	20	19
Professional service fees	220	282
Real estate operating expenses	1,845	1,390
Depreciation and amortization	1,250	1,281
Other expenses	299	321
Total operating expenses	$4,664	$4,406

Total operating expenses for the three months ended June 30, 2026 and 2025 were $4,664 and $4,406, respectively. The primary driver of the increase in total operating expenses was the acquisition of two properties, one in the second quarter and one in the third quarter of 2025.

Net (Loss) Income

For the three months ended June 30, 2026 and 2025, our net (loss) income was $(2,483) and $3,073, respectively. The decrease in net income was primarily due to a reduction in net interest income as the loan portfolio decreased, an increase in the CECL reserve, the impairment loss recorded on the Parkview property and an increase in real estate operating expenses, partially offset by an increase in revenue from real estate.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Six months ended June 30,
	2026			2025
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$2,092	$51	4.8%	$—	$—	—
Commercial mortgage loans	325,122	12,718	7.8%	544,198	20,579	7.5%
Total/Weighted Average	$327,214	$12,769	7.8%	$544,198	$20,579	7.5%
Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$206,063	$6,269	6.1%	$344,132	$11,738	6.8%
Loan participations sold, net	10,010	474	9.4%	28,547	857	6.0%
Total/Weighted Average	$216,073	$6,743	6.2%	$372,679	$12,595	6.7%
Net interest income/spread		$6,026	1.6%		$7,984	0.8%
Average leverage % (5)		194.4%			217.3%
Weighted average levered yield (6)			10.8%			9.3%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.

(3)
Interest income excludes $1,015 and $936 for the six months ended June 30, 2026 and 2025, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $1,071 and $621 of participation payments for the six months ended June 30, 2026 and 2025, respectively, related to the REO. Interest expense also excludes $998 and zero for the six months ended June 30, 2026 and 2025, respectively, related to interest expense on the mortgage loan payable.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to origination of three new loans, the paydown of the principal balance as loans matured, purchase of real estate securities and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the six months ended June 30, 2026 and 2025, was $5,711 and $3,415, respectively. The increase in revenue was primarily due to the acquisition of two properties, one in the second quarter and one in the third quarter of 2025.

Operating Expenses

Operating expenses for the six months ended June 30, 2026 and 2025 consisted of the following:

	Six months ended June 30,
	2026	2025
Advisory fee	$1,419	$1,573
Amortization of debt finance costs	657	672
Directors compensation	40	38
Professional service fees	427	549
Real estate operating expenses (1)	3,510	2,045
Depreciation and amortization	2,443	2,209
Other expenses	599	655
Total operating expenses	$9,095	$7,741
____________
(1)
The amount for the six months ended June 30, 2025 is presented net of $408 in employee retention credits received during the period. These credits relate to the Renaissance O’Hare property that we owned from August 20, 2020 through September 28, 2023.

Total operating expenses for the six months ended June 30, 2026 and 2025 were $9,095 and $7,741, respectively. The primary driver of the increase in total operating expenses was the acquisition of two properties, one in the second quarter and one in the third quarter of 2025.

Net (Loss) Income

For the six months ended June 30, 2026 and 2025, our net (loss) income was $(6,626) and $7,021, respectively. The decrease in net income was primarily due to a reduction in net interest income as the loan portfolio decreased, an increase in the CECL reserve, impairment loss recorded on the Parkview property and an increase in real estate operating expenses and depreciation and amortization, partially offset by an increase in revenue from real estate.

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

Our FFO and MFFO are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to common stockholders	$(3,979)	$1,577	$(9,617)	$4,030
Depreciation and amortization	1,250	1,281	2,443	2,209
Impairment loss on real estate owned	2,481	—	2,481	—
Funds from operations (FFO) attributable to common stockholders	$(248)	$2,858	$(4,693)	$6,239

Amortization of debt financing costs	$328	$329	$657	$672
Provision for (reversal of) credit losses	845	(1,016)	5,728	(2,512)
Amortization of acquired lease intangibles, net	(17)	(19)	(35)	(37)
Straight-line expense, net	(3)	(169)	(246)	(279)
Unrealized loss on real estate securities	5	—	5	—
Realized gain on disposition of commercial loan	—	(536)	—	(536)
Modified funds from operations (MFFO) attributable to common stockholders	$910	$1,447	$1,416	$3,547

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

The following table provides a breakdown of the major components of our total net asset value attributable to common stock as of June 30, 2026 ($ and shares in thousands):

Components of NAV	As of June 30, 2026
Commercial mortgage loans	313,465
Real estate owned	96,089
Real estate securities	9,978
Cash and cash equivalents and restricted cash	56,199
Other assets	5,822
Repurchase agreements - commercial mortgage loans	(179,498)
Loan participations sold	(46,594)
Mortgage loan payable	(24,065)
Due to related parties	(1,746)
Distributions payable	(1,052)
Interest payable	(3,269)
Accrued stockholder servicing fees (1)	(287)
Other liabilities	(2,642)
Preferred stock	(88,494)
Net asset value attributable to common stock	$133,906
Number of outstanding common shares	10,120

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrued the full cost of the stockholder servicing fee as an offering cost at the time we sold Class T, Class S, and Class D shares. As of June 30, 2026, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of June 30, 2026, we had not sold any Class S shares and, therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers. Our Second Public Offering officially terminated on November 1, 2025.

The following table provides a breakdown of our total net asset value attributable to common stock and NAV per share by share class as of June 30, 2026 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$113,203	$9,896	$3,893	$—	$639	$6,274	$133,906
Number of outstanding shares	8,563	746	290	—	48	473	10,120
NAV per share as of June 30, 2026	$13.2204	$13.2672	$13.4082	$—	$13.3009	$13.2690	$13.2318

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of June 30, 2026
Stockholders’ equity per GAAP	$210,339
Adjustments:
Unamortized stockholder servicing fee and other expenses	354
Real estate owned non-cash adjustments	3,531
Credit losses reserve - non-specific portion	8,176
Net asset value	$222,400
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Unamortized preferred stock offering costs	120
Net asset value attributable to common stock	$133,906

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

Valuation of Investments

The majority of our investments consist of CRE loans intended to be held to maturity. We also invest in real estate and other real estate-related assets and liquid non-real estate-related assets. Real estate-related assets include CRE securities, such as CMBS and CRE CLOs, and unsecured debt of publicly traded REITs. Our liquid non-real estate-related assets may include credit rated government and corporate debt securities, publicly traded equity securities and cash and cash equivalents.

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
•
Real Estate-Related Securities and Derivatives. Our real estate-related securities investments generally focus on non-distressed public and private real estate debt, including, but not limited to, CMBS and other forms of debt. Additionally, we may make open market purchases of common stock in public equity REITs. We may also invest in derivatives. Our principal investments in derivative instruments may include investments in interest rate swaps, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our real estate-related securities and derivative investments are recorded at fair market value in our financial statements, in accordance with ASC Topic 820. The valuation of these assets is obtained from market quotations obtained from third-party pricing service providers or broker-dealers. Pursuant to the valuation guidelines adopted by our Board, if market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value is determined in good faith by our Advisor. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations). Our Board has delegated to our Advisor the responsibility for monitoring significant events that may materially affect the values of our real estate-related securities and derivative investments and for determining whether the value of the applicable investments should be reevaluated in light of such significant events.

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

Our primary sources of funds for liquidity consist of net cash provided by operating activities, repayments of our outstanding loans by borrowers, proceeds from repurchase agreements and other financing arrangements and potential future issuances of equity and/or debt securities. As of June 30, 2026, we had $53 million in unrestricted cash, $347 million in available capacity on our borrowing facilities and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point.

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

Cash Flow Analysis

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$4,265	$6,072
Net cash provided by investing activities	26,648	10,671
Net cash used in financing activities	(53,820)	(54,267)
Net decrease in cash and cash equivalents and restricted cash	$(22,907)	$(37,524)

We experienced a net decrease in cash and cash equivalents and restricted cash of $22,907 for the six months ended June 30, 2026 compared to a net decrease of $37,524 for the six months ended June 30, 2025. During the six months ended June 30, 2026, we funded $47,550 on new loans, received $84,932 in principal payments from our loans, received $21,187 from repurchase agreements, paid down $65,086 on repurchase agreements, purchased $9,983 of CMBS, and paid distributions of $9,297.

Repurchase Agreements and Mortgage Loan Payable

We have an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association with a maximum facility amount of $526,076 that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of June 30, 2026, advances made under the JPM Repo Facility had margins between 1.80% and 2.50% with a SOFR floor between 0.00% and 3.00%. On May 5, 2026, we exercised our option to extend the maturity date to May 6, 2027. We have the option to extend the maturity date further to May 6, 2028. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of June 30, 2026 and December 31, 2025.

The JPM Repo Facility has been, and continues to be, used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show details of the JPM Repo Facility as of June 30, 2026 and December 31, 2025:

June 30, 2026					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$179,498	$386	$257,788	5.95%	676

December 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$223,397	$534	$316,849	6.15%	857

(1)
Excludes $0 of unamortized debt issuance costs as of June 30, 2026 and December 31, 2025.

Mortgage Loan Payable

On September 30, 2025, we entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Arbor Mist property. As of June 30, 2026, we had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and we have the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due. As of June 30, 2026, the carrying value of the mortgage loan payable was $24,065.

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

The following tables detail our loan participations sold as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$11,262	SOFR+4.7%	n/a	n/a
Senior participations (3) (5)	3	$47,715	$47,715	SOFR+2.0%	n/a	n/a

	December 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,731	SOFR+4.7%	n/a	0.11
Senior participations (3) (5)	3	$47,009	$47,009	SOFR+2.0%	n/a	0.11
____________

(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of June 30, 2026 and December 31, 2025, the loan participations sold were non-recourse to us.
(3)
During the six months ended June 30, 2026 and 2025, we recorded $1,545 and $1,478, respectively, of interest expense related to loan participations sold.
(4)
Based on the furthest maximum maturity date of all the loans subject to the participation agreement. The calculation is not applicable as of June 30, 2026 as the underlying loan is in maturity default.
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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042
October 31, 2025	$1.2500	$0.1042
November 30, 2025	$1.2500	$0.1042
December 31, 2025	$1.2500	$0.1042
January 31, 2026	$1.2500	$0.1042
February 28, 2026	$1.2500	$0.1042
March 31, 2026	$1.2500	$0.1042
April 30, 2026	$1.2500	$0.1042
May 31, 2026	$1.2500	$0.1042
June 30, 2026	$1.2500	$0.1042

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 11 – Transactions with Related Parties” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Since the IPO and through June 30, 2026, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2025.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929
October 31, 2025	$0.1009	$0.0930
November 30, 2025	$0.1010	$0.0934
December 31, 2025	$0.1009	$0.0931
January 31, 2026	$0.1012	$0.0938
February 28, 2026	$0.1015	$0.0949
March 31, 2026	$0.1012	$0.0940
April 30, 2026	$0.1014	$0.0946
May 31, 2026	$0.1013	$0.0944
June 30, 2026	$0.1014	$0.0947

Series A Preferred Stock

Series A Preferred Stock dividends are paid quarterly in arrears based on an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference (the “Initial Rate”), or $1.6875 per share per annum. Subject to certain exceptions, upon a Downgrade Event (as such term is defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”)) or where any shares of the Series A Preferred Stock remain outstanding after September 22, 2026, the Series A Preferred Stock will thereafter accrue cumulative cash dividends at a rate 1.00% higher than the Initial Rate.

The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2025.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2025	$1.6875	$0.421875
June 15, 2025	$1.6875	$0.421875
September 15, 2025	$1.6875	$0.421875
December 15, 2025	$1.6875	$0.421875
March 15, 2026	$1.6875	$0.421875
June 15, 2026	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Six months ended June 30,
	2026	2025
Distributions to Holders of Common Stock
Paid in cash	$6,306	$6,302
Reinvested in shares	—	—
Total distributions	$6,306	$6,302
Cash flows from operating activities	$4,265	$6,072

During the six months ended June 30, 2026 and 2025, 68% and 96%, respectively, of our common stock distributions were paid from cash flows from operating activities generated during the period, and the remainder was paid using cash generated during prior periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 9 – Commitments and Contingencies.

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

As of both June 30, 2026 and December 31, 2025, our loan portfolio was 98% variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2025 to June 30, 2026 was primarily due to the changes in the portfolio relating to origination, payoffs, paydowns and draws.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	June 30, 2026	December 31, 2025
(-) 50 Basis Points	(4.22)%	(3.50)%
(-) 25 Basis Points	(2.11)%	(1.75)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	2.11%	1.75%
(+) 50 Basis Points	4.22%	3.50%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We invest in CMBS and may invest in other CRE securities, including CRE CLOs and other subordinate securities, which are subject to certain heightened risks.

We invest in CMBS and may invest in a variety of CRE securities, including CRE CLOs and other subordinate securities, which may be subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CRE CLOs entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS, CRE CLOs and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty.

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

As of June 30, 2026, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

As of June 30, 2026, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

During the six months ended June 30, 2026, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, we may not redeem our Series A Preferred Stock until on or after September 22, 2026. Preferred stockholders may only convert their Series A Preferred Shares into Class I common stock if there is a Change of Control and we do not redeem the shares within 120 days of the Change of Control event. For the six months ended June 30, 2026, there were no redemptions of our Series A Preferred Stock and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Title:	Chief Executive Officer
(principal executive officer)
Date:	August 12, 2026

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	August 12, 2026