Form 10-Q
period 2026-09-30
InPoint Commercial Real Estate Income, Inc.
filed 2026-11-04
CIK 1690012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the Registrant had the following shares of common stock outstanding: 8,562,777 shares of Class P common stock, 745,881 shares of Class A common stock, 290,345 shares of Class T common stock, no shares of Class S common stock, 48,015 shares of Class D common stock and 475,037 shares of Class I common stock.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$33,799	$76,557
Restricted cash	3,251	2,549
Real estate securities at fair value	9,742	—
Commercial mortgage loans:
Commercial mortgage loans at cost	303,787	351,823
Allowance for credit losses	(8,577)	(3,930)
Commercial mortgage loans at cost, net	295,210	347,893
Real estate owned, net of depreciation	142,487	93,282
Acquired lease intangible assets, net	5,000	4,103
Deferred debt finance costs	767	438
Accrued interest receivable	1,252	1,219
Prepaid expenses and other assets	4,442	3,200
Total assets	$495,950	$529,241
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$201,335	$223,397
Loan participations sold, net	47,715	47,009
Mortgage loan payable, net	24,152	23,891
Acquired lease intangible liabilities, net	477	598
Due to related parties	1,282	1,221
Accrued interest payable	3,719	2,644
Distributions payable	261	1,051
Accrued expenses and other liabilities	5,013	3,182
Total liabilities	283,954	302,993

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
6.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value, 4,025,000 shares authorized and 3,544,553 shares issued and outstanding as of September 30, 2026 and December 31, 2025	4	4
Class P common stock, $0.001 par value, 500,000,000 shares authorized, 8,562,777 shares issued and outstanding as of September 30, 2026 and December 31, 2025	9	9
Class A common stock, $0.001 par value, 500,000,000 shares authorized, 745,881 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1	1
Class T common stock, $0.001 par value, 500,000,000 shares authorized, 290,345 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class S common stock, $0.001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class D common stock, $0.001 par value, 500,000,000 shares authorized, 48,015 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class I common stock, $0.001 par value, 500,000,000 shares authorized, 475,037 and 472,851 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	341,377	341,354
Accumulated deficit	(129,395)	(115,120)
Total stockholders’ equity	211,996	226,248
Total liabilities and stockholders’ equity	$495,950	$529,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income:
Interest income	$6,267	$8,253	$20,051	$29,768
Less: Interest expense	(4,100)	(5,617)	(12,912)	(18,833)
Net interest income	2,167	2,636	7,139	10,935
Revenue from real estate	3,996	2,593	9,707	6,008
Total income	6,163	5,229	16,846	16,943
Operating expenses:
Advisory fee	702	780	2,121	2,353
Amortization of debt finance costs	329	329	986	1,001
Directors compensation	22	19	62	57
Professional service fees	417	319	844	868
Real estate operating expenses	2,432	1,742	5,942	3,787
Depreciation and amortization	2,519	1,824	4,962	4,033
Other expenses	279	331	878	986
Total operating expenses	6,700	5,344	15,795	13,085
Other income (loss):
Reversal of (provision for) credit losses	1,077	892	(4,651)	3,404
Impairment loss on real estate owned	—	—	(2,481)	—
Net unrealized loss in value of real estate securities	(10)	—	(15)	—
Net realized gain (loss) on disposition of commercial loans	4,978	(8,418)	4,978	(7,882)
Total other income (loss)	6,045	(7,526)	(2,169)	(4,478)
Net income (loss)	5,508	(7,641)	(1,118)	(620)
Series A Preferred Stock dividends	(1,495)	(1,495)	(4,486)	(4,486)
Net income (loss) attributable to common stockholders	$4,013	$(9,136)	$(5,604)	$(5,106)
Net income (loss) attributable to common stockholders per share basic and diluted	$0.40	$(0.90)	$(0.55)	$(0.50)
Weighted average number of shares of common stock
Basic	10,120,226	10,118,262	10,119,989	10,118,087
Diluted	10,121,298	10,118,262	10,119,989	10,118,087

The accompanying notes are an integral part of these Consolidated Financial Statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended September 30, 2026	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2026	$4	$9	$1	$—	$—	$—	$—	$341,369	$(131,044)	$210,339
Net income	—	—	—	—	—	—	—	—	5,508	5,508
Common stock distributions declared	—	—	—	—	—	—	—	—	(2,364)	(2,364)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at September 30, 2026	$4	$9	$1	$—	$—	$—	$—	$341,377	$(129,395)	$211,996

For the Three Months Ended September 30, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,562	$(97,232)	$243,344
Net loss	—	—	—	—	—	—	—	—	(7,641)	(7,641)
Common stock distributions declared	—	—	—	—	—	—	—	—	(3,152)	(3,152)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(1,495)	(1,495)
Equity-based compensation	—	—	—	—	—	—	—	8	—	8
Balance at September 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,570	$(109,520)	$231,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, dollar amounts in thousands)

For the Nine Months Ended September 30, 2026	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2025	$4	$9	$1	$—	$—	$—	$—	$341,354	$(115,120)	$226,248
Net loss	—	—	—	—	—	—	—	—	(1,118)	(1,118)
Common stock distributions declared	—	—	—	—	—	—	—	—	(8,671)	(8,671)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,486)	(4,486)
Equity-based compensation	—	—	—	—	—	—	—	23	—	23
Balance at September 30, 2026	$4	$9	$1	$—	$—	$—	$—	$341,377	$(129,395)	$211,996

For the Nine Months Ended September 30, 2025	Par Value Preferred Stock	Par Value Common Stock
	Series A	Class P	Class A	Class T	Class S	Class D	Class I	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	$4	$9	$1	$—	$—	$—	$—	$339,524	$(94,959)	$244,579
Reimbursement of offering costs (Note 11)	—	—	—	—	—	—	—	1,023	—	1,023
Net loss	—	—	—	—	—	—	—	—	(620)	(620)
Common stock distributions declared	—	—	—	—	—	—	—	—	(9,455)	(9,455)
Preferred stock distributions declared	—	—	—	—	—	—	—	—	(4,486)	(4,486)
Equity-based compensation	—	—	—	—	—	—	—	23	—	23
Balance at September 30, 2025	$4	$9	$1	$—	$—	$—	$—	$340,570	$(109,520)	$231,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(1,118)	$(620)
Adjustments to reconcile net loss to cash provided by operations:
Net unrealized loss on real estate securities	15	—
Net realized (gain) loss on disposition of commercial loans	(4,978)	7,882
Provision for (reversal of) credit losses	4,651	(3,404)
Impairment loss on real estate owned	2,481	—
Depreciation and amortization expense	4,962	4,033
Amortization of acquired above- and below-market leases, net	(64)	(56)
Amortization of equity-based compensation	23	23
Amortization of debt finance costs to operating expense	986	1,001
Amortization of debt finance costs to interest expense	261	—
Amortization of loan extension fees	(383)	(671)
Changes in assets and liabilities:
Accrued interest receivable	(33)	842
Accrued expenses and other liabilities	1,827	866
Accrued interest payable	1,075	213
Due to related parties	(128)	(123)
Prepaid expenses and other assets	(1,250)	(1,054)
Other non-cash adjustments	11	—
Net cash provided by operating activities	8,338	8,932
Cash flows from investing activities:
Origination/funding of commercial loans	(104,127)	(2,043)
Loan extension fees received on commercial loans	351	404
Principal repayments of commercial loans	101,183	74,029
Proceeds from sale of commercial loan	—	39,063
Real estate capital expenditures	(1,404)	(226)
Purchase of real estate securities	(9,757)	—
Net cash (used in) provided by investing activities	(13,754)	111,227
Cash flows from financing activities:
Payment of offering costs	(22)	(20)
Reimbursement of offering costs	—	468
Proceeds from repurchase agreements	77,662	—
Principal repayments of repurchase agreements	(99,724)	(118,407)
Proceeds from mortgage loan payable	—	24,500
Proceeds from sale of loan participations	787	66
Principal repayments of loan participations	(81)	(1,498)
Debt finance costs	(1,315)	(2,011)
Distributions paid to common stockholders	(9,461)	(9,454)
Distributions paid to preferred stockholders	(4,486)	(4,486)
Net cash used in financing activities	(36,640)	(110,842)
Net change in cash, cash equivalents and restricted cash	(42,056)	9,317
Cash, cash equivalents and restricted cash at beginning of period	79,106	64,549
Cash, cash equivalents and restricted cash at end of period	$37,050	$73,866
Supplemental disclosure of cash flow information:
Amortization of deferred exit fees due to related party	$211	$273
Interest paid	$10,327	$18,615
Offering cost reimbursement receivable from related parties (Note 11)	$—	$555
Net assets acquired upon foreclosure of commercial loans	$56,637	$58,984
Deferred interest capitalized on real estate loan	$—	$631
Accrued stockholder servicing fee due to related party	$(22)	$(20)

The accompanying notes are an integral part of these Consolidated Financial Statements.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

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

The Advisor has delegated certain of its duties to SPCRE InPoint Advisors, LLC (the “Sub-Advisor”), a Delaware limited liability company formed in September 2016 that is a wholly owned subsidiary of Sound Point CRE Management, LP, and an indirect subsidiary of Sound Point Capital Management, LP (“Sound Point”), pursuant to a Second Amended and Restated Sub-Advisory Agreement between the Advisor and the Sub-Advisor dated July 1, 2021 (the “Sub-Advisory Agreement”). Among other duties, the Sub-Advisor has the authority to identify, negotiate, acquire and originate the Company’s investments and provide portfolio management, disposition, property management and leasing services to the Company. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the Advisory Agreement, including those duties which the Advisor has not delegated to the Sub-Advisor, such as (i) valuation of the Company’s assets and calculation of the Company’s net asset value (“NAV”); (ii) management of the Company’s day-to-day operations; (iii) preparation of stockholder reports and communications and arrangement of the Company’s annual stockholder meetings; and (iv) monitoring the Company’s ongoing compliance with the REIT qualification requirements for U.S. federal income tax purposes.

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

September 30, 2026

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

For more information on the Public Offerings and the Preferred Stock Offering, see “Note 7 – Stockholders’ Equity”.

Please refer to “Note 15 – Subsequent Events” for updates to the Company’s business after September 30, 2026.

Note 2 – Summary of Significant Accounting Policies

Disclosures discussing the Company’s significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “Annual Report”), under the heading “Note 2 – Summary of Significant Accounting Policies.” Except as otherwise described in this Quarterly Report on Form 10-Q under the heading “Note 2 – Summary of Significant Accounting Policies,” there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

Basis of Accounting

The accompanying Consolidated Financial Statements and related Notes have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from such estimates.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s Consolidated Balance Sheets to such amounts shown on the Company’s Consolidated Statements of Cash Flows:

	September 30,
	2026	2025
Cash and cash equivalents	$33,799	$70,878
Restricted cash	3,251	2,988
Total cash, cash equivalents, and restricted cash	$37,050	$73,866

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

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

September 30, 2026

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

Note 3 – Commercial Mortgage Loans Held for Investment

The following tables show a summary of the Company’s commercial mortgage loans held for investment as of September 30, 2026 and December 31, 2025:

September 30, 2026

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	14	$295,012	$1,275	$(8,577)	$287,710	6.2%	1.4
Credit loans	1	7,500	—	—	7,500	9.2%	1.0
Total and average	15	$302,512	$1,275	$(8,577)	$295,210	6.3%	1.4

December 31, 2025

Loan Type (1)	Number of Loans	Principal Balance	Unamortized (fees)/costs, net	Allowance for credit losses	Carrying Value	Weighted Average Interest Rate (2)	Weighted Average Years to Maturity (3)
First mortgage loans	14	$343,175	$1,148	$(3,930)	$340,393	7.3%	0.4
Credit loans	1	7,500	—	—	7,500	9.2%	1.8
Total and average	15	$350,675	$1,148	$(3,930)	$347,893	7.3%	0.4

(1)
First mortgage loans are first position mortgage loans and credit loans are mezzanine and subordinated loans.
(2)
Weighted average interest rate is based on the loan spreads plus the applicable indices as of the last interest reset date, which is typically the 15th of each month. On September 15, 2026, the one-month term USD Secured Overnight Financing Rate (“SOFR”) rate reset to 3.82%. On December 15, 2025, the SOFR rate reset to 3.75%. Weighted average interest rate excludes maturity default interest and interest on loans placed on nonaccrual status.
(3)
Weighted average years to maturity excludes allowable extensions on the loans.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

For the nine months ended September 30, 2026, the activity in the Company’s commercial mortgage loans, held-for-investment portfolio was as follows:

	Commercial mortgage loans at cost	Allowance for credit losses	Carrying Value
Balance at Beginning of Year	$351,823	$(3,930)	$347,893
Loan originations/advances	104,127	—	104,127
Principal repayments	(101,183)	—	(101,183)
Amortization of loan origination and deferred exit fees	594	—	594
Origination fees and extension fees received on commercial loans	(351)	—	(351)
Transfer on foreclosure to real estate owned (1)	(51,223)	—	(51,223)
Provision for credit losses	—	(4,647)	(4,647)
Balance at End of Period	$303,787	$(8,577)	$295,210

(1)
Relates to the acquisition of one property secured by a senior loan. See Note 14 – “Real Estate Owned” for additional information.

Allowance for Credit Losses

The following table presents the activity in the Company’s allowance for credit losses for the nine months ended September 30, 2026:

	Commercial Mortgage Loans	Unfunded Loan Commitments (1)	Total
Balance at beginning of period	$(3,930)	$(22)	$(3,952)
Provision for credit losses	(4,647)	(4)	(4,651)
Ending allowance for credit losses	$(8,577)	$(26)	$(8,603)

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
(2)
Relates to the acquisition of two properties secured by senior loans. See Note 14 – “Real Estate Owned” for additional information.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

As of September 30, 2026, the Company had a total current expected credit loss (“CECL”) reserve of $8,603, which included an asset-specific component of $4,230 related to one loan. During the three months ended September 30, 2026, the Company decreased the CECL reserve by $1,077 as the analytical portion of the CECL reserve was reduced by $3,802 primarily due to the refinancing of one loan that was past its maturity date as of June 30, 2026, partially offset by an increase in the asset-specific CECL reserve of $2,725 as a new appraisal was obtained on the property securing the one loan with the asset-specific CECL reserve, which increased the probable loss. During the nine months ended September 30, 2026, the Company increased the CECL reserve by $4,651. The primary driver of the change was a $1,363 increase in the analytical portion of the CECL reserve as the portfolio composition changed with six new loan originations totaling $104,127, five loan pay-offs and multiple paydowns totaling $101,183 and one loan foreclosure with a $51,223 principal balance. In addition, there was a $3,288 increase in the asset-specific CECL reserve primarily due to a $4,230 reserve recorded for a loan that was in foreclosure where the updated appraised value was lower than the outstanding loan balance, partially offset by the reduction in a reserve for one loan as the collateral value increased due to improved net operating income. See “Asset-Specific CECL Reserve” section below for further discussion on the loans with asset-specific CECL reserve.

As of September 30, 2025, the Company had a total CECL reserve of $8,211, which included an asset-specific component of $4,358 related to two loans. During the nine months ended September 30, 2025, the Company decreased the CECL reserve by $5,783, which included $2,379 charge-offs related to two loans.

Credit Characteristics

As part of the Company’s process for monitoring the credit quality of its investments, the Company performs a quarterly asset review of the investment portfolio and assigns risk ratings to each of its loans and CMBS. Risk factors include payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location, as well as national and regional economic factors. To determine the likelihood of loss, the loans are rated on a 5-point scale as follows:

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

As of September 30, 2026, eight loans had a risk rating of 2, three had a risk rating of 3, three had a risk rating of 4 and one had a risk rating of 5. As of December 31, 2025, five loans had a risk rating of 2, eight had a risk rating of 3 and two had a risk rating of 4.

Asset-Specific CECL Reserve

The table below provides the components of the asset-specific CECL reserve as of September 30, 2026 and December 31, 2025:

Loan Type	Collateral Type	September 30, 2026	December 31, 2025
Senior	Multifamily	$—	$942	(1)
Senior	Office	4,230	—	(2)
Total		$4,230	$942
____________
(1)
The loan is secured by a multifamily property in Converse, TX with an outstanding balance of $24,946 and an unfunded commitment of $600 as of September 30, 2026. The loan matured on May 9, 2026. On August 17, 2026, the Company extended the loan maturity date to September 9, 2028. During the quarter ended June 30, 2026, the Company obtained an updated appraisal

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

that exceeded the loan balance and the asset-specific CECL reserve of $3,615, which included additional asset-specific CECL reserve of $2,673 recorded during the three months ended March 31, 2026, was reversed. The loan has a risk rating of 4 as of September 30, 2026.
(2)
The loan is secured by an office property in Honolulu, HI with an outstanding balance of $12,700 and no unfunded commitment as of September 30, 2026. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process. The loan was placed on nonaccrual status effective September 15, 2026. During the three months ended June 30, 2026, the Company recorded an asset-specific CECL reserve of $1,505 for the loan as the estimated value of the property securing the loan was below the loan balance. During the three months ended September 30, 2026, the Company obtained an updated appraisal and recorded an additional asset-specific CECL reserve of $2,725 based on the updated appraisal, bringing the total asset-specific CECL reserve on the loan to $4,230 as of September 30, 2026. The loan has a risk rating of 5 as of September 30, 2026.

During the three and nine months ended September 30, 2026, the Company recognized $358 and $1,132, respectively, in interest income related to the nonaccrual status loan prior to the loan being placed on nonaccrual status. During the three and nine months ended September 30, 2025, the Company recognized $130 and $2,569, respectively, in interest income related to the nonaccrual status loans prior to such loans being placed on nonaccrual status. During the three and nine months ended September 30, 2026, there was no interest income reversed as a result of placing the loan on nonaccrual status. During the three and nine months ended September 30, 2025, there was no reversal of interest income as a result of placing the loans on nonaccrual status. For the three and nine months ended September 30, 2026, the total interest income forgone on the loan on nonaccrual status was $48. For the three and nine months ended September 30, 2025, the total interest income forgone on the loans on nonaccrual status was $882 and $2,538, respectively.

Loan Modifications

The Company may amend or modify a loan based on its specific facts and circumstances. These modifications are often in the form of a term extension to provide the borrower additional time to refinance or sell the collateral property in order to repay the principal balance of the loan. Such extensions are generally made at the loan’s contractual interest rate and may require an extension fee to be paid to the Company.

During the nine months ended September 30, 2026, the Company made the following two modifications that are disclosable under ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), as those were considered other-than-insignificant payment delays for borrowers experiencing financial difficulty:

(1)
On July 9, 2026, the Company granted a term extension to July 9, 2028 for a senior loan secured by a multifamily property located in Garland, TX. The modification provided for a change in the interest rate to a fixed rate of 4.0% per annum. The loan had an amortized cost basis of $18,315, net of CECL reserve, representing 6.2% of the Company’s commercial mortgage loans as of September 30, 2026.
(2)
On August 17, 2026, the Company granted a term extension to September 9, 2028 for a senior loan secured by a multifamily property located in Converse, TX. The modification increased the maximum loan commitment by $600 and modified the interest rate to a fixed rate of 4.0% per annum. In connection with the modification, the Company agreed to waive $336 of past-due debt service obligations. The loan had an amortized cost basis of $24,526, net of CECL reserve, representing 8.3% of the Company’s commercial mortgage loans as of September 30, 2026.

During the nine months ended September 30, 2025, the Company made the following two modifications that are disclosable under ASU 2022-02, as those were considered other-than-insignificant payment delays for borrowers experiencing financial difficulty:

(1)
On July 1, 2025, the Company entered into a forbearance and modification agreement with the borrower under a credit loan secured by an office property located in Las Vegas, NV, which extended the maturity date to December 31, 2025. In addition, the Company agreed to accept $2,250 for the satisfaction of the loan balance plus all accrued and unpaid interest and lender fees. The borrower made a payment of $500 in July 2025 that was applied against the required amounts due. In January 2026, the Company was informed that the sponsor is turning over the property to the senior lender. As a result, the Company wrote off the entire outstanding principal balance of $5,380 of the loan as of December 31, 2025.
(2)
On March 18, 2025, the Company granted a term extension to February 9, 2026 for a senior loan secured by an office property located in Honolulu, HI described above. The modification provided for $750 in principal paydown and payments toward cash flow reserve deposit and modification fee of $600 and $50, respectively. The modification also provides for the accrued

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

maturity default interest of $631 on the loan as of March 31, 2025 to be repaid as a deferred commitment fee upon loan maturity. The loan’s modified terms were included in the determination of the CECL reserve. The loan had an amortized cost basis of $8,470, which is net of $4,230 of asset-specific CECL reserve on the loan, representing 2.9% of the Company’s commercial mortgage loans as of September 30, 2026. The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process. The loan was placed on nonaccrual status effective September 15, 2026.

Note 4 – Real Estate Securities

The Company classified its real estate securities as available-for-sale. These investments are reported at fair value in the Consolidated Balance Sheets with changes in fair value recorded in other income or loss in the Consolidated Statements of Operations.

The table below shows the Company’s real estate securities as of September 30, 2026:

Number of Positions	External Credit Rating	Collateral	Weighted Average Interest Rate	Weighted Average Years to Maturity	Par Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2	AAA	Hospitality, Industrial	5.1%	13.0	$9,739	$9,757	$1	$(16)	$9,742

As of September 30, 2026, the Company held two CMBS with a total carrying value of $9,742 and a total net unrealized loss of $15, one of which was held in a gross unrealized loss position of $16. As of September 30, 2026, zero positions had an unrealized loss for a period greater than twelve months.

As of September 30, 2026, each of the CMBS were assigned an internal risk rating of 2.

Note 5 – Repurchase Agreements and Mortgage Loan Payable

Commercial Mortgage Loans

The Company has an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association with a maximum facility amount of $526,076 that the Company expects to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2026, advances made under the JPM Repo Facility had margins between 1.65% to 2.50% with a SOFR floor between 0.00% to 3.00%. On May 5, 2026, the Company exercised its option to extend the maturity date of the JPM Repo Facility to May 6, 2027. The Company has the option to extend the maturity date of the JPM Repo Facility further to May 6, 2028. The JPM Repo Facility is subject to certain financial covenants. The Company was in compliance with all financial covenant requirements as of September 30, 2026 and December 31, 2025.

The JPM Repo Facility has been, and continues to be, used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as the Company’s assets are paid off and re-drawn as advances against new assets.

The details of the JPM Repo Facility as of September 30, 2026 and December 31, 2025 are as follows:

September 30, 2026					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$201,335	$416	$282,312	6.00%	584

December 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$223,397	$534	$316,849	6.15%	857

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

(1)
Excluding $0 of unamortized debt issuance costs as of September 30, 2026 and December 31, 2025.

Mortgage Loan Payable

On September 30, 2025, the Company entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Company’s multifamily REO asset located in Kansas City, MO. As of September 30, 2026, the Company had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and the Company has the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due.

Debt issuance costs for the mortgage loan are amortized as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgage loan payable. As of September 30, 2026, the carrying value of the mortgage loan payable was $24,152.

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

The financing or transfer of a portion of a loan by the non-recourse sale of a senior interest in the loan through a loan participation agreement generally does not qualify as a sale under GAAP. Therefore, in this instance, the Company presents the whole loan as an asset and the loan participation sold as a liability on the Consolidated Balance Sheet until the loan is repaid. The obligation to pay principal and interest on these liabilities is generally based on the performance of the related loan obligation. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

On July 2, 2025, the Company acquired legal title to an office property through a non-judicial foreclosure transaction. On July 2, 2024, the Company acquired legal title to two other office properties through non-judicial foreclosure transactions. Both of the underlying loans were subject to loan participation agreements. Upon foreclosure, the Company is still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table details the payments made under the participation agreements for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Monthly payments	$268	$559	$652	$984
Interest due under loan participation agreements	547	602	1,619	1,223
Total shortfall	$(279)	$(43)	$(967)	$(239)

The participation payments have been included within interest expense in the accompanying Consolidated Statements of Operations.

As of September 30, 2026 and December 31, 2025, the Company had $2,364 and $1,456, respectively, in accrued but unpaid interest on these properties.

The following tables detail the Company’s loan participations sold as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$8,537	SOFR+4.7%	N/A	N/A
Senior participations (3) (5)	3	$47,715	$47,715	SOFR+2.0%	N/A	N/A

	December 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,731	SOFR+4.7%	N/A	0.11
Senior participations (3) (5)	3	$47,009	$47,009	SOFR+2.0%	N/A	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of September 30, 2026 and December 31, 2025, the loan participations sold were non-recourse to the Company.
(3)
During the nine months ended September 30, 2026 and 2025, the Company recorded $2,344 and $2,252, respectively, of interest expense related to loan participations sold.
(4)
Based on the furthest maximum maturity date of all the loans subject to the loan participation agreement. The calculation is not applicable as of September 30, 2026 as the underlying loan is in maturity default.
(5)
Includes participation interest related to the foreclosed properties described above.

Note 7 – Stockholders’ Equity

Series A Preferred Stock

The Company issued 3,600,000 shares of Series A Preferred Stock in the Preferred Stock Offering.

Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears. Effective September 30, 2026, the dividend rate increased by 1.00%, from the initial rate of 6.75% per annum (the “Initial Rate”) to 7.75% per annum of the $25.00 liquidation preference. Subject to certain exceptions, upon a Downgrade Event (as such term is defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”)), the dividend rate may be further adjusted in accordance with the terms of

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

the Articles Supplementary. In September 2026, the Company’s rating was downgraded, resulting in a 0.25% increase in the dividend rate and increasing the total rate to 8.00% per annum.

Subject to certain exceptions, upon the occurrence of a Change of Control, each holder of shares of Series A Preferred Stock will have the right to convert some or all of the Series A Preferred Stock held by such holder into a number of the Company’s shares of Class I common stock as provided for in the Articles Supplementary.

Prior to September 22, 2026, the Company could not redeem the Series A Preferred Stock, except in limited circumstances relating to maintaining the Company’s qualification as a REIT and in connection with a Change of Control. On and after September 22, 2026, the Company may, at its option, redeem the Series A Preferred Stock, in whole or from time-to-time in part, at a price of $25.00 per share of Series A Preferred Stock plus an amount equal to accrued and unpaid dividends (whether or not declared), if any. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or converted by the holder pursuant to its terms (as set forth in the Articles Supplementary).

In 2022, the Board authorized and approved a share repurchase program (the “Series A Preferred Repurchase Program”) pursuant to which the Company was permitted to repurchase up to the lesser of 1,000,000 shares or $15,000 of the outstanding shares of the Company’s Series A Preferred Stock. On January 30, 2023, the Board approved the termination of the Series A Preferred Repurchase Program.

The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol ICR PR A.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock, including restricted common stock:

	Preferred Stock	Common Stock
Nine months ended September 30, 2026	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	472,851
Issuance of restricted shares	—	—	—	—	—	—	2,186
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	475,037

	Preferred Stock	Common Stock
Nine months ended September 30, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Beginning balance	3,544,553	8,562,777	745,881	290,345	—	48,015	470,980
Issuance of restricted shares	—	—	—	—	—	—	1,871
Ending balance	3,544,553	8,562,777	745,881	290,345	—	48,015	472,851

Distributions – Common Stock and Series A Preferred Stock

The tables below present the aggregate gross and net distributions declared per share for each applicable class of common stock and preferred stock during the nine months ended September 30, 2026 and 2025. The gross distribution was reduced each month for Class D and Class T of the Company’s common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 11 – Transactions with Related Parties” below. To date, the Company has not

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

issued any shares of Class S common stock. The tables exclude distributions declared for any month for a class of shares of stock when there were no shares of that class outstanding on the applicable record date.

	Preferred Stock	Common Stock
Nine months ended September 30, 2026	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.2656	$0.8596	$0.8596	$0.8596	$—	$0.8596	$0.8596
Stockholder servicing fee per share	N/A	N/A	N/A	0.0878	—	0.0257	N/A
Net distributions declared per share	$1.2656	$0.8596	$0.8596	$0.7718	$—	$0.8339	$0.8596

	Preferred Stock	Common Stock
Nine months ended September 30, 2025	Series A	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$1.2656	$0.9378	$0.9378	$0.9378	$—	$0.9378	$0.9378
Stockholder servicing fee per share	N/A	N/A	N/A	0.1039	—	0.0307	N/A
Net distributions declared per share	$1.2656	$0.9378	$0.9378	$0.8339	$—	$0.9071	$0.9378

Prior to September 30, 2026, Series A Preferred Stock dividends were paid quarterly in arrears at an annualized distribution rate of 6.75% of the $25.00 per share liquidation preference, or $1.6875 per share per annum. Beginning September 30, 2026, Series A Preferred Stock dividends are paid quarterly in arrears at an annualized distribution rate of 8.00% of the $25.00 per share liquidation preference, or $2.00 per share per annum.

As of September 30, 2026 and December 31, 2025, distributions declared but not yet paid amounted to $261 and $1,051, respectively.

Note 8 – Net Income (Loss) Per Share Attributable to Common Stockholders

Basic earnings per share attributable to common stockholders (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted earnings per share. There were 654 and 1,190 antidilutive restricted shares for the three and nine months ended September 30, 2026, respectively. There were zero antidilutive restricted shares for both the three and nine months ended September 30, 2025, respectively. For further information about the Company’s restricted shares, see “Note 12 – Equity-Based Compensation.”

The following table summarizes basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$4,013	$(9,136)	$(5,604)	$(5,106)
Weighted average shares outstanding, basic	10,120,226	10,118,262	10,119,989	10,118,087
Dilutive effect of restricted stock	1,072	—	—	—
Weighted average shares outstanding, diluted	10,121,298	10,118,262	10,119,989	10,118,087
Net income (loss) attributable to common stockholders per share basic and diluted	$0.40	$(0.90)	$(0.55)	$(0.50)

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Note 9 – Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

The Company has made a commitment to advance additional funds under certain of its CRE loans if the borrower meets certain conditions. As of September 30, 2026, the Company had four such loans with a total remaining future funding commitment of $4,718. As of December 31, 2025, the Company had five such loans with a total remaining future funding commitment of $3,081. The Company could advance future funds at its discretion if requested by the borrower and the borrower meets certain requirements as specified in individual loan agreements.

Note 10 – Segment Reporting

The Company operates as one reportable segment, as defined by GAAP, which originates and acquires mortgage loans and related assets for the nine months ended September 30, 2026 and 2025. The segment derives its income primarily from interest from its portfolio of commercial mortgage loans secured by real estate and related assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) assesses performance for the segment and decides how to allocate resources based on net interest income and net income (loss) which are reported on the accompanying Consolidated Statements of Operations as net interest income and net income (loss), respectively. All the significant segment expenses that are provided to the CODM are reported in the accompanying Consolidated Statements of Operations. The measure of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer.

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

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2026 and 2025 and the amount due to related parties as of September 30, 2026 and December 31, 2025:

	Three months ended September 30,		Nine months ended September 30,		Payable as of September 30,	Payable as of December 31,
	2026	2025	2026	2025	2026	2025
Advisory fee (1)	$702	$780	$2,121	$2,353	$236	$248
Loan fees (2)	(187)	109	212	282	695	600
Accrued stockholder servicing fee (3)	—	—	—	—	351	373
Total	$515	$889	$2,333	$2,635	$1,282	$1,221

(1)
The Advisor is entitled to receive an advisory fee comprised of two separate components: (a) a fixed component payable monthly and (b) a performance component payable annually. The fixed component of the advisory fee is paid in an amount

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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
(2)
The Company pays the Advisor all new loan origination and administrative fees related to CRE loans held for investment, to the extent that such fees are paid by the borrower. Pursuant to the Sub-Advisory Agreement, the Advisor generally will reallow a portion of loan fees and all administrative fees to the Sub-Advisor. Loan fees expense was negative for the three months ended September 30, 2026 due to the reversal of previously recognized fees resulting from an amendment that reduced the exit fee on one of the loans.
(3)
Subject to the Financial Industry Regulatory Authority, Inc. limitations on underwriting compensation, the Company pays the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing stockholders’ accounts as follows: (a) for Class T shares only, 0.85% per annum of the NAV of the Class T shares; (b) for Class S shares only, 0.85% per annum of the aggregate NAV for the Class S shares; and (c) for Class D shares only, 0.25% per annum of the aggregate NAV for the Class D shares. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account upon the occurrence of certain events. The Company accrued the full cost of the stockholder servicing fee as an offering cost at the time the Company sold Class T and Class D shares in the Public Offerings. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers. To date, the Company has not issued any shares of Class S common stock.

Expense Limitation Agreement

Pursuant to an Expense Limitation Agreement dated July 1, 2021 (the “Expense Limitation Agreement”), the Advisor and Sub-Advisor agree to waive reimbursement of or pay, on a quarterly basis, certain of the Company’s ordinary operating expenses for each class of shares to the extent necessary to ensure that the ordinary operating expenses do not exceed 1.5% of the average monthly net assets on an annualized basis (the “1.5% Expense Limit”). Amounts waived or paid by the Advisor or Sub-Advisor pursuant to the Expense Limitation Agreement are subject to conditional repayment on a quarterly basis by the Company during the three years following the quarter in which the expenses were incurred, but only to the extent such repayment does not cause the Company to exceed its then-current expenses limitation, if any, for such quarter. Any waiver or reimbursement by the Advisor or Sub-Advisor not repaid by the Company within the three-year period will be deemed permanently waived and not subject to repayment under the Expense Limitation Agreement. During the nine months ended September 30, 2026, the amount of ordinary operating expenses either submitted for reimbursement by the Advisor and Sub-Advisor or incurred by the Company directly that was subject to the Expense Limitation Agreement did not exceed the 1.5% Expense Limit.

Separately from the limitation on ordinary operating expenses under the Expense Limitation Agreement, the Advisor and Sub-Advisor voluntarily chose not to seek reimbursement for certain expenses that they incurred or paid on behalf of the Company during the nine months ended September 30, 2026, and for which they may have been entitled to be reimbursed. The Advisory Agreement and Sub-Advisory Agreement provide that expenses will be submitted monthly to the Company for reimbursement, and the amount of expenses submitted for reimbursement in any particular month is not necessarily indicative of the total amount of expenses actually incurred by the Advisor and Sub-Advisor in providing services to the Company and for which reimbursement could have been received by the Advisor and Sub-Advisor.

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

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Reimbursement of Offering Costs

The Company was responsible for reimbursing the Advisor, the Sub-Advisor and their respective affiliates for costs and other expenses related to the Public Offerings; provided, however, that the Advisor agreed to reimburse the Company to the extent that the organization and offering expenses related to the Public Offerings incurred by the Company exceeded 15% of its gross proceeds from the Public Offerings. Pursuant to the Sub-Advisory Agreement, the Sub-Advisor is responsible for reimbursing the Advisor for a proportionate share of certain of these costs. During the nine months ended September 30, 2025, the total reimbursement of offering costs from the Advisor was $1,023.

Note 12 – Equity-Based Compensation

With each stock grant, the Company awards each of its three independent directors an equal number of restricted shares. The table below summarizes total stock grants as of September 30, 2026 with a vesting date after January 1, 2025.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Proportion of total shares that vest annually	Vesting Date Year 1	Vesting Date Year 2	Vesting Date Year 3
October 3, 2022	Class I	1,534	$19.55	$30	1/3	10/3/2023	10/3/2024	10/3/2025
September 29, 2023	Class I	1,722	$17.42	$30	1/3	9/29/2024	9/29/2025	9/29/2026
September 12, 2024	Class I	1,812	$16.56	$30	1/3	9/12/2025	9/12/2026	9/12/2027
September 18, 2025	Class I	1,871	$16.03	$30	1/3	9/18/2026	9/18/2027	9/18/2028
September 16, 2026	Class I	2,186	$13.73	$30	1/3	9/16/2027	9/16/2028	9/16/2029

Under the Company’s Independent Director Restricted Share Plan (the “RSP”), restricted shares generally vest over a three-year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the grant date. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the independent directors was $8 and $23, in the aggregate, for the three and nine months ended September 30, 2026, respectively, and $8 and $23, in the aggregate, for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company had $60 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.7 years. The total fair value at the vesting date for restricted shares that vested during nine months ended September 30, 2026 and 2025 was $25 and $19, respectively. There were no shares forfeited during the three and nine months ended September 30, 2026 and 2025.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

A summary table of the status of the restricted shares granted under the RSP is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	3,653	$16.42
Granted	2,186	13.73
Vested	(1,802)	16.65
Outstanding at September 30, 2026	4,037	$14.86

Note 13 – Fair Value of Financial Instruments

The following table presents the Company’s financial instruments measured on a recurring basis and carried at fair value in the Consolidated Balance Sheets by their level in the fair value hierarchy as of September 30, 2026:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Real estate securities	—	$9,742	—	$9,742

As of September 30, 2026, the Company received third-party quotes on each real estate security used in determining the fair value, all of which have been classified as Level 2 due to the observable nature of all significant inputs.

The Company did not transfer any assets within fair value levels during the three and nine months ended September 30, 2026.

GAAP requires the disclosure of fair value information about financial instruments, whether or not they are recognized at fair value in the Consolidated Balance Sheets, for which it is practicable to estimate that value. The following table details the carrying amount and estimated fair value of the Company’s financial instruments at the dates below:

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash, cash equivalents and restricted cash	$37,050	$37,050	$79,106	$79,106
Commercial mortgage loans, net	295,210	295,210	347,893	347,893
Total	$332,260	$332,260	$426,999	$426,999
Financial liabilities
Repurchase agreements — commercial mortgage loans	$201,335	$201,335	$223,397	$223,397
Loan participations — sold	47,715	47,715	47,009	47,009
Mortgage loan payable, net	24,152	24,522	23,891	24,454
Total	$273,202	$273,572	$294,297	$294,860

The following describes the Company’s methods for estimating the fair value for financial instruments:

•
The estimated fair values of “cash, cash equivalents and restricted cash” were based on the bank balance and was a Level 1 fair value measurement.
•
The estimated fair value of “commercial mortgage loans, net” is a Level 3 fair value measurement. The majority of the loans are floating rate and, as such, the interest rates on such loans reflect the current interest rate spreads. Additionally, since the loans have a short duration to maturity (1.4 years), are not delinquent or impaired (except for one loan impaired as of September 30, 2026, for which an asset-specific CECL reserve has been recorded) and are expected to return to par, the Advisor determined the amortized

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

cost, less allowance for credit losses, is the best estimate of fair value for all loans. The allowance for credit losses includes the analytical portion as well as the asset-specific component of the CECL reserve.

For the impaired loan as of September 30, 2026, the CECL reserve was recorded based on the Company’s estimation of the fair value of the loan’s aggregate underlying collateral as of September 30, 2026. The loan was therefore measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The Company estimated the fair value of the loan by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. As of September 30, 2026, the significant unobservable input used is the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which was 9.10%.

•
The estimated fair values of “repurchase agreements – commercial mortgage loans” and “loan participations – sold” are Level 3 fair value measurements based on expected present value techniques. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for repurchase agreements and loan participations sold with similar characteristics and credit quality. The carrying value of these instruments approximates fair value as the fair value of these instruments is not materially sensitive to shifts in market interest rates because of the floating interest rates on these instruments.
•
The estimated fair value of “mortgage loan payable, net” is a Level 3 fair value measurement. The Company estimated the fair value of the mortgage loan payable by discounting the future cash flows of the mortgage loan at weighted average rate currently offered for similar debt instruments.

Note 14 – Real Estate Owned

2026 Acquisitions

During the nine months ended September 30, 2026, the Company acquired one multifamily property located in Duncanville, TX (the “800 Link Property”) through a non-judicial foreclosure transaction. The property was previously collateralized by a senior loan. The acquisition was accounted for as an asset acquisition under applicable GAAP guidance. The property was recorded on the Company’s Consolidated Balance Sheet based on the estimated fair value at acquisition. The Company’s fair market value estimate was determined based on an appraisal performed by an independent third-party appraiser.

The following table shows additional information about the acquisition, including the fair value of the assumed assets and liabilities on the acquisition date:

800 Link Property
Acquisition date	August 4, 2026
Number of properties	1
Location	Duncanville, TX
Property type	Multifamily
Amortized cost basis of loan as of acquisition date	$51,223
CECL reserve as of acquisition date	$1,259
Loan risk rating as of acquisition date	5

Land	$7,106
Building and improvements	45,052
Furniture, fixtures and equipment	1,556
Acquired in-place lease value	2,923
Total	$56,637

During the three months ended September 30, 2026, the Company recognized a gain of $4,978 upon the foreclosure transaction, which represents total assets received, net of liabilities assumed, less carrying value of the loan adjusted for interest, extension fee and CECL

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

reserve. The gain is reported on the accompanying Consolidated Statements of Operations within net realized gain (loss) on disposition of commercial loans.

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

The following table shows additional information about the acquisitions, including the fair value of the assumed assets and liabilities on the acquisition dates:

	Arbor Mist Property	Parkview Property
Acquisition date	May 1, 2025	July 2, 2025
Number of properties	1	1
Location	Kansas City, MO	Charlotte, NC
Property type	Multifamily	Office
Amortized cost basis of loan as of acquisition date	$38,933	$22,892
CECL reserve as of acquisition date	$68	$2,311
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$68	$2,311

Land	$1,778	$6,620
Building and improvements	35,123	10,733
Furniture, fixtures and equipment	1,185	—
Acquired in-place lease value	773	2,866
Acquired above-market lease value	—	231
Acquired below-market lease value	—	(325)
Total	$38,859	$20,125

The Company recognized a net gain of $531 upon the foreclosure transactions, which represents total assets received, net of liabilities assumed, less carrying value of loans adjusted for interest, extension fee and CECL reserve. The net gain is reported on the accompanying Consolidated Statements of Operations within net realized gain (loss) on disposition of commercial loans.

Real Estate Owned

The following table presents the REO assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Land	$21,337	$14,231
Building and improvements	124,299	80,769
Furniture, fixtures and equipment	3,232	1,667
Accumulated depreciation	(6,381)	(3,385)
Real estate owned, net	$142,487	$93,282

During the three months ended September 30, 2026 and 2025, the Company incurred $1,230 and $864, respectively, of depreciation expense. During the nine months ended September 30, 2026 and 2025, the Company incurred $2,985 and $1,884, respectively, of depreciation expense.

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

On July 2, 2026, the Company entered into a purchase and sale agreement for the sale of the Parkview Property for a purchase price of $16,800. The Company recorded an impairment charge of $2,481 on the property as of June 30, 2026, which is reflected as impairment loss on real estate owned in the Consolidated Statements of Operations during the nine months ended September 30, 2026. The Company expects to complete the sale of the property in the fourth quarter of 2026.

On October 2, 2026, the Company entered into a purchase and sale agreement for the sale of the Arbor Mist Property for a purchase price of $43,000. The Company expects to complete the sale of the property in the fourth quarter of 2026.

Acquired Intangible Assets and Liabilities

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$10,373	$7,450
Acquired above-market lease value	262	262
Accumulated amortization	(5,635)	(3,609)
Acquired lease intangible assets, net	$5,000	$4,103
Intangible liabilities:
Acquired below-market lease value	$776	$776
Accumulated amortization	(299)	(178)
Acquired lease intangible liabilities, net	$477	$598

As of September 30, 2026, the remaining weighted-average amortization period for the acquired in-place lease intangibles of the property acquired during the nine months ended September 30, 2026 was 0.3 years.

Amortization pertaining to acquired in-place lease value, above-market lease value and below-market lease value is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,289	$960	$1,977	$2,149
Amortization recorded as a (reduction) increase to rental income:
Acquired above-market leases	$(11)	$(23)	$(57)	$(34)
Acquired below-market leases	40	42	121	90
Net rental income increase	$29	$19	$64	$56

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2026 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2026 (remainder of year)	$1,764	$16	$40
2027	1,546	61	153
2028	709	34	123
2029	373	9	88
2030	227	7	56
Thereafter	239	15	17
Total	$4,858	$142	$477

InPoint Commercial Real Estate Income, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

Rental Revenue as a Lessor

The table below presents the future minimum lease payments to be received under non-cancelable operating leases, excluding tenant reimbursements of expenses, assuming no expiring leases are renewed, as of September 30, 2026. Leases for the multifamily properties are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2026 (remainder of year)	$1,499
2027	5,685
2028	4,630
2029	3,672
2030	2,140
Thereafter	1,873
Total	$19,499

Note 15 – Subsequent Events

The Company has evaluated subsequent events through November 4, 2026, the date the Consolidated Financial Statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the Consolidated Financial Statements except for the following transactions:

Common Stock Distributions

On October 29, 2026, the Company announced distributions to stockholders of record as of October 31, 2026, payable on or about November 18, 2026 for each class of its common stock in the amount per share set forth below:

	Common Stock
	Class P	Class A	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share	$0.0260	$0.0260	$0.0260	$—	$0.0260	$0.0260
Stockholder servicing fee per share	N/A	N/A	0.0098	—	0.0028	N/A
Net distributions declared per share	$0.0260	$0.0260	$0.0162	$—	$0.0232	$0.0260

Real Estate Owned

On October 2, 2026, the Company entered into a purchase and sale agreement for the sale of the Arbor Mist Property for a purchase price of $43,000. The Company expects to classify the property as held for sale upon the earnest money deposit becoming nonrefundable. The Company expects to complete the sale of the property in the fourth quarter of 2026.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of InPoint Commercial Real Estate Income, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “Annual Report”) and subsequent Quarterly Reports on Form 10-Q, some of which are briefly summarized below:

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

The following discussion and analysis relate to the three and nine months ended September 30, 2026 and 2025 and as of September 30, 2026 and December 31, 2025. You should read the following discussion and analysis along with our unaudited Consolidated Financial Statements and the related Notes included in this Quarterly Report on Form 10-Q.

All dollar amounts are stated in thousands unless otherwise noted, except share data.

Overview

We are a Maryland corporation formed on September 13, 2016 to originate, acquire and manage an investment portfolio of commercial real estate (“CRE”) investments primarily comprised of (i) CRE debt, including primarily floating-rate first mortgage loans and fixed rate mezzanine loans, and (ii) floating-rate CRE securities, such as CMBS. We may also invest in participations in CRE debt, senior unsecured debt of publicly traded REITs and select equity investments in single-tenant, net leased properties. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. We are externally managed by our

Advisor, an indirect subsidiary of IREIC. Our Advisor has engaged the Sub-Advisor, a subsidiary of Sound Point CRE Management, LP, to perform certain services on behalf of the Advisor for us.

Since the 2017 tax year, we have operated in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes.

For a discussion of the history of the Company and its Private Offering, IPO, Second Public Offering and Preferred Stock Offering, please see “Note 1 – Organization and Business Operations” in our Notes to Consolidated Financial Statements above. The IPO and the Second Public Offering are collectively referred to herein as the “Public Offerings”.

Recent Developments

During the three months ended September 30, 2026, the CRE lending market continued to be influenced by interest rate volatility, increased competition among lenders, and varying levels of financing activity across property sectors. In September 2026, the Federal Reserve increased its target federal funds rate by 25 basis points to a range of 3.75% to 4.00%, reflecting continued concerns regarding inflation. Changes in short-term interest rates continued to affect borrowing costs and interest income on floating-rate CRE loans, while elevated longer-term interest rates presented challenges for property valuations and borrowers seeking permanent financing.

Competition among banks, private debt funds, mortgage REITs, and other alternative lenders remained significant, particularly for higher-quality properties and experienced sponsors. Increased availability of lending capital and competition for loan originations contributed to tighter lending spreads and more favorable financing terms for certain borrowers. CRE lending and refinancing activity continued to improve compared with prior periods, although activity varied by property type and market. Elevated financing costs, uncertainty surrounding property valuations, and upcoming loan maturities continued to influence borrower demand and underwriting standards. These conditions continued to create opportunities to originate short-term financing for transitional properties and borrowers seeking alternatives to traditional permanent financing.

As lending markets have begun to stabilize, we have resumed originating new loans and selectively deploying capital into investment opportunities. During the third quarter of 2026, we originated three loans with an aggregate principal balance of $56.0 million and received paydowns of $16.3 million on existing loans. During the remainder of 2026, we intend to continue redeploying capital received from the repayment of legacy investments into newly originated loans and working with our current borrowers on extending or restructuring our maturing loans with an emphasis on obtaining principal reductions or loan payoffs. As legacy investments mature and capital is recycled into new originations, we believe these activities may improve the overall quality and positioning of our investment portfolio; however, there can be no assurance regarding the performance of newly originated loans or our ability to successfully redeploy capital. Our ability to originate new loans and redeploy capital will continue to depend on conditions in the commercial real estate lending and capital markets, competition for lending opportunities, and other factors. Our primary focus continues to be refinancing or obtaining pay-off on our loans maturing within the next nine months.

Company Business Plan

The Company’s management has been redeploying proceeds from the payoff of legacy loans into newly originated first mortgage loans. At the same time, our Board and management are evaluating a range of strategic options intended to maximize stockholder value and potentially provide our investors with access to some level of liquidity. These alternatives may include strategic transactions, portfolio-level transactions or other initiatives. In connection with these efforts, management and the Board intend to engage an investment bank to assist in evaluating the strategic options available to the Company. There can be no assurance that the evaluation of strategic options will result in any particular transaction or other action, or the timing, terms or completion of any such transaction or action. Any strategic option would depend on a variety of factors, including market conditions, available transaction opportunities, the performance and composition of our investment portfolio and other considerations that the Board determines relevant. There is also no assurance that the Company will be able to successfully implement any strategic option. We are continually impacted by evolving market conditions and other complex factors such as (i) the state of the commercial real estate market and financial markets, (ii) our ability to access additional capital or leverage and (iii) changes in general economic conditions such as high interest rates, among other factors.

Q3 2026 Highlights

Operating Results:

•
Net income attributable to common stockholders was $4.0 million, or $0.40 per share, during the three months ended September 30, 2026, which included $1.1 million in reversal of credit losses and $5.0 million of realized gain on the disposition of a commercial loan upon foreclosure (see details below).

•
During July and August of 2026, we declared gross distributions at an annual rate of $1.25 per common share, which represents an annualized rate of 9.3% on our aggregate NAV of $13.4838 as of September 30, 2026. During September 2026, the Board reduced the aggregate annualized gross distribution from $1.25 per common share to $0.3125 per common share in order to more closely align distributions with portfolio earnings and enhance the Company’s financial flexibility. The $0.3125 aggregate annualized gross distribution per common share represents an aggregate annualized rate of 2.3% on our aggregate NAV of $13.4838 as of September 30, 2026. Holders of Class D and Class T shares of common stock received less than the gross distribution amount after the deduction of stockholder servicing fees applicable to those classes.

Portfolio:

•
We originated three floating-rate loans with initial funding of $56.0 million during the three months ended September 30, 2026.
•
On August 4, 2026, we acquired legal title to a multifamily property located in Duncanville, TX, the 800 Link Property, through a non-judicial foreclosure transaction. The property previously collateralized a senior loan with an amortized cost basis of $51.2 million with a CECL reserve of $1.3 million at the time of the acquisition. The property was recorded at $56.6 million based on the estimated fair value at acquisition. We recorded a gain of $5.0 million on disposition of the loan as a result of the foreclosure transaction.
•
Our loan portfolio decreased 3.3% to $295.2 million during the three months ended September 30, 2026. The decrease includes $16.3 million in loan repayments, and a loan transferred on foreclosure to real estate owned of $51.2 million, partially offset by the origination of three loans with an outstanding principal balance of $56.0 million.
•
14 of our 15 loans were current on their contractual interest payments during the three months ended September 30, 2026. One loan was placed on nonaccrual status effective September 15, 2026.

Capital Markets and Financing Activity:

•
We had net proceeds of $21.8 million from our repurchase agreements during the three months ended September 30, 2026.
•
During the three months ended September 30, 2026, we paid a total of $4.7 million in distributions to common and preferred stockholders.

Significant Accounting Policies and Use of Estimates

Disclosures discussing the Company’s significant accounting policies are set forth in our Annual Report under the heading “Note 2 – Summary of Significant Accounting Policies.” Except as otherwise described in this Quarterly Report on Form 10-Q under the heading “Note 2 – Summary of Significant Accounting Policies,” there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

Investment Portfolio

Our strategy is to originate, acquire and manage an investment portfolio of CRE debt and CRE securities that is primarily floating rate and diversified based on the type and location of collateral securing the underlying CRE debt and CRE securities.

The charts below summarize our debt and securities investments portfolio as a percentage of par value by type of rate, our total investment portfolio by investment type, including real estate owned (“REO”), and our loan portfolio by collateral type and geographical region as of September 30, 2026 and December 31, 2025:

Floating vs. Fixed Rate Debt Investments:

September 30, 2026	December 31, 2025

All Investments by Type:

September 30, 2026	December 31, 2025

Loans by Property Type:

September 30, 2026	December 31, 2025

Loans by Region:

September 30, 2026	December 31, 2025

An investment’s region is defined according to the below map based on the location of underlying property.

The changes in our loan portfolio by property type and by region as of September 30, 2026 compared to December 31, 2025 were primarily due to the origination of six loans, transfer of one loan to REO upon foreclosure and the repayment of loans by borrowers in ordinary course.

Commercial Mortgage Loans Held for Investment

	As of September 30, 2026	As of December 31, 2025
Principal balance of first mortgage loans	$295,012	$343,175
Number of first mortgage loans	14	14
Principal balance of credit loans	$7,500	$7,500
Number of credit loans	1	1
Total balance of loans	$302,512	$350,675
Total number of loans	15	15
All-in yield (1)	6.4%	7.3%
Weighted average years to maximum maturity	2.1	0.9
____________
(1)
All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. All-in yield also excludes the all-in yield for loans placed on nonaccrual status. All-in yield is calculated using the spread plus the values of the indices as of September 30, 2026.

During the nine months ended September 30, 2026, five loans were paid off, one loan was foreclosed upon and six new loans were originated.

The table below presents select loan information for each of our commercial mortgage loans as of September 30, 2026:

	Origination Date	Loan Type (1)	Principal Balance	Cash Coupon (3)	All-in Yield (3)	Maximum Maturity (4)	State	Property Type	LTV (5)	Risk Rating (6)
1	12/12/17	First mortgage (2)	$12,700	SOFR+4.70%	(3)	2/9/26 (7)	HI	Office	67.0%	5
2	11/12/21	First mortgage	24,946	4.00%	4.0%	9/9/29	TX	Multifamily	73.2%	4
3	11/16/21	First mortgage	24,081	SOFR+3.05%	7.1%	12/9/26	TX	Multifamily	73.7%	4
4	12/9/21	First mortgage	39,217	SOFR+3.05%	7.1%	12/9/26	GA	Multifamily	71.7%	3
5	12/15/21	First mortgage	25,432	SOFR+3.20%	7.2%	1/9/27	OR	Multifamily	70.2%	2
6	1/28/22	First mortgage	14,935	SOFR+3.30%	7.2%	2/9/27	NC	Multifamily	69.9%	3
7	3/1/22	First mortgage	29,472	SOFR+3.40%	7.3%	3/9/27	TX	Multifamily	77.7%	2
8	4/19/22	First mortgage	20,102	4.00%	4.1%	7/9/28	TX	Multifamily	76.3%	4
9	2/27/26	First mortgage	11,400	SOFR+3.50%	7.4%	3/9/31	TX	Multifamily	67.1%	2
10	5/6/26	First mortgage	17,427	SOFR+3.15%	7.1%	5/9/30	FL	Industrial	47.9%	2
11	6/25/26	First mortgage	19,300	SOFR+3.00%	6.9%	7/9/31	NJ	Self-Storage	64.3%	2
12	7/28/26	First mortgage	11,000	SOFR+3.00%	6.9%	8/9/31	PA	Industrial	43.1%	2
13	8/5/26	First mortgage	20,000	SOFR+2.70%	6.6%	8/9/31	AZ	Industrial	74.3%	2
14	8/28/26	First mortgage	25,000	SOFR+3.25%	7.2%	9/9/31	LA,OK	Multifamily	65.8%	2
15	9/29/17	Credit	7,500	9.20%	9.2%	10/11/27	NJ	Office	79.9%	3
			$302,512		6.4%				69.3%

(1)
First mortgage loans are first position mortgage loans, and credit loans are mezzanine and subordinated loans.
(2)
Pursuant to a loan participation agreement dated November 15, 2021, our Operating Partnership sold an 80% undivided senior interest in the loan, which includes the right to receive priority interest payments at a rate of one-month term USD Secured Overnight Financing Rate (“SOFR”)+2.00%. Our Operating Partnership has retained a 20% undivided subordinate interest in the loan.
(3)
Cash coupon is the stated rate on the loan. All-in yield is the present value of all future principal and interest payments on the loan and does not include any origination fees or deferred commitment fees. Loan number 1 is on a nonaccrual basis as of September 30, 2026 and is excluded from the total. The total is the weighted average of the stated yield, excluding any default interest, as of September 30, 2026. Our first mortgage loans are all floating rate, and each contains a minimum SOFR floor. As of September 30, 2026, the weighted average SOFR floor was 1.31%.
(4)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date.
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
(7)
The loan matured on February 9, 2026 and was not repaid or extended. The Company sent the borrower a maturity default notice and began the foreclosure process. The borrower has not paid the default interest but is current on its contractual interest payments. The loan was placed on nonaccrual status effective September 15, 2026. The Company has reviewed the loan and based on the estimated LTV recorded a $4.2 million asset-specific CECL reserve as of September 30, 2026.

The following table allocates the loan principal balance and the net loan exposure based on our internal risk ratings as of September 30, 2026:

Risk Rating	Number of Loans	Principal Balance	Net Loan Exposure (1)
1	—	$—	$—
2	8	159,031	157,714
3	3	61,652	61,246
4	3	69,129	66,505
5	1	12,700	—
Total	15	$302,512	$285,465
Add: Unamortized (fees)/costs, net		$1,275
Less: Allowance for credit losses		(8,577)
Commercial mortgage loans at cost, net		$295,210

(1) Net loan exposure excludes the amount of loan participation sold. See “Note 6 – Loan Participations Sold, Net.” Further, net loan exposure is calculated net of the CECL reserve recorded on the loans. See “Note 3 – Commercial Mortgage Loans Held for Investment – Allowance for Credit Losses.”

As of September 30, 2026 and December 31, 2025, we had borrowings under repurchase agreements totaling $201,335 and $223,397, respectively, and loan participations sold, net, of $47,715 and $47,009, respectively. During the nine months ended September 30, 2026 and the year ended December 31, 2025, we had weighted average borrowings, which include borrowings under repurchase agreements and loan participations sold, net, of $209,225 and $321,492, respectively, and weighted average borrowing costs, which also include borrowings under repurchase agreements and loan participations sold, net, of 6.2% and 6.6%, respectively.

Real Estate Securities

The table below provides a summary of our real estate securities portfolio:

As of September 30, 2026
Outstanding balance (fair market value)	$9,742
Number of real estate securities	2
Weighted average interest rate (1)	5.1%
Weighted average years to maturity	13.0
Weighted average yield (2)	4.9%
Portfolio ratings % of total outstanding:
AAA	100%
____________
(1)
The weighted average interest rate is based off the balance of the bonds outstanding and the applicable rates.
(2)
The weighted average yield is calculated as interest income divided by the average carrying value.

Our credit process evaluates the underlying quality of the loans securing the CMBS at the time of purchase, and we continually review the credit performance while we own the CMBS. Our Sub-Advisor performs a quarterly asset review of all our investments and assigns an internal risk rating to each. As of September 30, 2026, the CMBS had an internal risk rating of 2. See “Note 4 – Real Estate Securities,” which is included in our Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for further information.

Real Estate Owned

2026 Acquisitions

During the three and nine months ended September 30, 2026, we acquired legal title to a multifamily property located in Duncanville, TX, the 800 Link Property, through a non-judicial foreclosure transaction. The property was previously collateralized by a senior loan. The acquisition was accounted for as an asset acquisition under applicable GAAP guidance. The property was recorded on our Consolidated Balance Sheet based on the estimated fair value at acquisition. The fair market value estimate was determined based on an appraisal performed by an independent third-party appraiser.

The following table shows additional information about the 2026 acquisition:

800 Link Property
Acquisition date	August 4, 2026
Number of properties	1
Location	Duncanville, TX
Property type	Multifamily
Amortized cost basis of loan as of acquisition date	$51,223
CECL reserve as of acquisition date	$1,259
Loan risk rating as of acquisition date	5

During the three months ended September 30, 2026, we recognized a gain of $4,978 upon the foreclosure transaction, which represents total assets received, net of liabilities assumed, less carrying value of the loan adjusted for interest, extension fee and CECL reserve.

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

The following table shows additional information about the 2025 acquisitions:

	Arbor Mist Property	Parkview Property
Acquisition date	May 1, 2025	July 2, 2025
Number of properties	1	1
Location	Kansas City, MO	Charlotte, NC
Property type	Multifamily	Office
Amortized cost basis of loan as of acquisition date	$38,933	$22,892
CECL reserve as of acquisition date	$68	$2,311
Loan risk rating as of acquisition date	5	5
CECL reserve charge-off upon acquisition	$68	$2,311

We recognized a net gain of $531 upon the foreclosure transactions, which represents total assets received, net of liabilities assumed, less carrying value of loans adjusted for interest, extension fee and CECL reserve.

On October 2, 2026, we entered into a purchase and sale agreement for the sale of the Arbor Mist Property for a purchase price of $43,000. We expect to complete the sale of the property in the fourth quarter of 2026.

The following table shows selected data for our REO in our portfolio as of September 30, 2026:

Property	Acquisition Date	Property Type	Location	Rentable Square Feet (RSF) / Number of Units	% Leased
Belvedere	July 2, 2024	Office	Addison, TX	141,180	87.5%
Meridian	July 2, 2024	Office	Irving, TX	100,359	44.3%
Fitz	October 23, 2024	Multifamily	Portland, OR	64	70.3%
Arbor Mist	May 1, 2025	Multifamily	Kansas City, MO	200	94.5%
Parkview	July 2, 2025	Office	Charlotte, NC	124,788	62.3%
800 Link	August 4, 2026	Multifamily	Duncanville, TX	440	92.0%

Impairment of Real Estate Owned

On July 2, 2026, we entered into a purchase and sale agreement for the sale of the Parkview Property for a purchase price of $16,800. We recorded an impairment charge of $2,481 on the property as of June 30, 2026. We expect to complete the sale of the property in the fourth quarter of 2026.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Three months ended September 30,
	2026			2025
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$9,780	$124	4.9%	$—	$—	—
Commercial mortgage loans	298,005	5,886	7.7%	441,549	7,960	7.1%
Total/Weighted Average	$307,785	$6,010	7.6%	$441,549	$7,960	7.1%
Interest-bearing liabilities:
Repurchase agreements— commercial mortgage loans	$185,741	$2,794	5.9%	$282,191	$4,838	6.7%
Loan participations sold, net	10,010	252	9.8%	10,179	162	6.2%
Total/Weighted Average	$195,751	$3,046	6.1%	$292,370	$5,000	6.7%
Net interest income/spread		$2,964	1.6%		$2,960	0.4%
Average leverage % (5)		174.7%			196.0%
Weighted average levered yield (6)			10.4%			7.8%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $257 and $293 for the three months ended September 30, 2026 and 2025, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $547 and $612 of participation payments for the three months ended September 30, 2026 and 2025, respectively, related to the REO. Interest expense also excludes $507 and $5 for the three months ended September 30, 2026 and 2025, respectively, related to interest expense on the mortgage loan payable.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to origination of three new loans, transfer of one loan to REO, the paydown of the principal balance as loans matured and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the three months ended September 30, 2026 and 2025 was $3,996 and $2,593, respectively. The increase in revenue was primarily due to the acquisition of one property in the third quarter of 2026.

Operating Expenses

Operating expenses for the three months ended September 30, 2026 and 2025 consisted of the following:

	Three months ended September 30,
	2026	2025
Advisory fee	$702	$780
Amortization of debt finance costs	329	329
Directors compensation	22	19
Professional service fees	417	319
Real estate operating expenses	2,432	1,742
Depreciation and amortization	2,519	1,824
Other expenses	279	331
Total operating expenses	$6,700	$5,344

Total operating expenses for the three months ended September 30, 2026 and 2025 were $6,700 and $5,344, respectively. In the third quarter of 2026, the primary driver of the increase in total operating expenses was the acquisition of one property.

Net Income (Loss)

For the three months ended September 30, 2026 and 2025, our net income (loss) was $5,508 and $(7,641), respectively. The increase in net income was primarily due to a change in the composition of our loan portfolio, a realized gain on disposition of commercial loans during 2026 compared to a realized loss during 2025 and a decrease in the CECL reserve.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Net Interest Income

Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the periods indicated:

	Nine months ended September 30,
	2026			2025
	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/ Expense (2)(3)	Weighted Average Yield/Financing Cost (4)
Interest-earning assets:
Real estate securities	$4,702	$175	4.9%	$—	$—	—
Commercial mortgage loans	315,984	18,604	7.8%	511,661	28,539	7.4%
Total/Weighted Average	$320,686	$18,779	7.7%	$511,661	$28,539	7.4%
Interest-bearing liabilities:
Repurchase agreements — commercial mortgage loans	$199,215	$9,063	6.0%	$324,920	$16,576	6.7%
Loan participations sold, net	10,010	725	9.6%	22,471	1,019	6.0%
Total/Weighted Average	$209,225	$9,788	6.2%	$347,391	$17,595	6.7%
Net interest income/spread		$8,991	1.6%		$10,944	0.7%
Average leverage % (5)		187.7%			211.5%
Weighted average levered yield (6)			10.6%			8.8%

(1)
Based on amortized cost for real estate securities and principal amount for repurchase agreements. Amounts are calculated based on the average daily balance. Loan participations sold excludes the participation interest related to the REO.
(2)
Includes the effect of amortization of premium or accretion of discount.
(3)
Interest income excludes $1,272 and $1,229 for the nine months ended September 30, 2026 and 2025, respectively, related to bank deposits not included in the investment portfolio. Interest expense excludes $1,619 and $1,233 of participation payments for the nine months ended September 30, 2026 and 2025, respectively, related to the REO. Interest expense also excludes $1,505 and $5 for the nine months ended September 30, 2026 and 2025, respectively, related to interest expense on the mortgage loan payable.
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

The change in our average interest-earning assets and interest-bearing liabilities was due to origination of six new loans, purchase of real estate securities, transfer of one loan to REO, the paydown of the principal balance as loans matured and the subsequent repayment of the amount financed for these loans. The change in the weighted average levered yield was primarily due to the change in the composition of the loans in the portfolio and the change in the composition of financing.

Revenue from Real Estate

Our revenue from real estate during the nine months ended September 30, 2026 and 2025, was $9,707 and $6,008, respectively. The increase in revenue was primarily due to the acquisition of one property in the third quarter of 2026 and two properties, one in the second quarter and one in the third quarter of 2025.

Operating Expenses

Operating expenses for the nine months ended September 30, 2026 and 2025 consisted of the following:

	Nine months ended September 30,
	2026	2025
Advisory fee	$2,121	$2,353
Amortization of debt finance costs	986	1,001
Directors compensation	62	57
Professional service fees	844	868
Real estate operating expenses (1)	5,942	3,787
Depreciation and amortization	4,962	4,033
Other expenses	878	986
Total operating expenses	$15,795	$13,085
____________
(1)
The amount for the nine months ended September 30, 2025 is presented net of $408 in employee retention credits received during the period. These credits relate to the Renaissance O’Hare property that we owned from August 20, 2020 through September 28, 2023.

Total operating expenses for the nine months ended September 30, 2026 and 2025 were $15,795 and $13,085, respectively. The primary driver of the increase in total operating expenses was the acquisition of one property in the third quarter of 2026 and the acquisition of two properties, one in the second quarter and one in the third quarter of 2025.

Net Income (Loss)

For the nine months ended September 30, 2026 and 2025, our net loss was $1,118 and $620, respectively. The increase in net income was primarily due to a realized gain on disposition of commercial loans compared to a net realized loss during 2025, and an increase in revenue from real estate, partially offset by a reduction in net interest income as the loan portfolio decreased, impairment loss recorded on the Parkview Property, an increase in the CECL reserve and an increase in real estate operating expenses.

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

Neither the SEC, any other regulatory body nor NAREIT has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, another regulatory body or NAREIT may decide to standardize the allowable adjustments across the non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO or MFFO.

Our FFO and MFFO are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$4,013	$(9,136)	$(5,604)	$(5,106)
Depreciation and amortization	2,519	1,824	4,962	4,033
Impairment loss on real estate owned	—	—	2,481	—
Funds from operations (FFO) attributable to common stockholders	$6,532	$(7,312)	$1,839	$(1,073)

Amortization of debt financing costs	$329	$329	$986	$1,001
(Reversal of) provision for credit losses	(1,077)	(892)	4,651	(3,404)
Amortization of acquired lease intangibles, net	(29)	(19)	(64)	(56)
Straight-line expense, net	(24)	(45)	(270)	(324)
Unrealized loss on real estate securities	10	—	15	—
Net realized (gain) loss on disposition of commercial loans	(4,978)	8,418	(4,978)	7,882
Modified funds from operations (MFFO) attributable to common stockholders	$763	$479	$2,179	$4,026

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

The following table provides a breakdown of the major components of our total NAV attributable to common stock as of September 30, 2026 ($ and shares in thousands):

Components of NAV	As of September 30, 2026
Commercial mortgage loans	301,098
Real estate owned	153,561
Real estate securities	9,742
Cash and cash equivalents and restricted cash	37,050
Other assets	6,250
Repurchase agreements - commercial mortgage loans	(201,335)
Loan participations sold	(46,594)
Mortgage loan payable	(24,152)
Due to related parties	(1,282)
Distributions payable	(261)
Interest payable	(3,719)
Accrued stockholder servicing fees (1)	(294)
Other liabilities	(4,967)
Preferred stock	(88,614)
Net asset value attributable to common stock	$136,483
Number of outstanding common shares	10,122

(1)
Stockholder servicing fees only apply to Class T, Class S, and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrued the full cost of the stockholder servicing fee as an offering cost at the time we sold Class T, Class S, and Class D shares. As of September 30, 2026, we had accrued under GAAP $645 of stockholder servicing fees payable to the Dealer Manager related to the Class T and Class D shares sold. As of September 30, 2026, we had not sold any Class S shares; therefore, we had not accrued any stockholder servicing fees payable to the Dealer Manager related to Class S shares. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers. Our Second Public Offering officially terminated on November 1, 2025.

The following table provides a breakdown of our total NAV attributable to common stock and NAV per share by share class as of September 30, 2026 ($ and shares in thousands, except per share data):

	Common Stock
NAV Per Share	Class P	Class A	Class T	Class S	Class D	Class I	Total
Monthly NAV	$115,359	$10,085	$3,970	$—	$651	$6,424	$136,483
Number of outstanding shares	8,563	746	290	—	48	475	10,122
NAV per share as of September 30, 2026	$13.4722	$13.5207	$13.6719	$—	$13.5597	$13.5226	$13.4838

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	As of September 30, 2026
Stockholders’ equity per GAAP	$211,996
Adjustments:
Unamortized stockholder servicing fee and other expenses	364
Real estate owned non-cash adjustments	6,824
Credit losses reserve	5,913
Net asset value	$225,097
Preferred Stock Adjustments:
Preferred stock liquidation value	(88,614)
Net asset value attributable to common stock	$136,483

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

Valuation of Investments

The majority of our investments consist of CRE loans intended to be held to maturity. We also invest in real estate and other real estate-related assets and liquid non-real estate-related assets. Real estate-related assets include CRE securities, such as CMBS and Commercial Real Estate Collateralized Loan Obligations (“CRE CLOs”), and unsecured debt of publicly traded REITs. Our liquid non-real estate-related assets may include credit rated government and corporate debt securities, publicly traded equity securities and cash and cash equivalents.

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

•
Mortgage Loans, Participations in Mortgage Loans and Mezzanine Loans. Our Advisor estimates the fair value of our loan portfolio in accordance with the methodologies contained in our valuation guidelines approved by our Board. In general, the loan portfolio will be valued at amortized cost, subject to impairment testing. Since 2023, we have been required under GAAP to record a CECL reserve on the CRE debt portfolio that will be adjusted at least quarterly. The analytical portion (which is based on a probability-weighted quantitative analytical model that considers the likelihood of default and loss-given-default for each individual loan) of the CECL reserve is excluded from the value of the loans. The value of the loans does include any specific reserves for collateral-dependent loans included in the CECL reserve amount. We believe this methodology is consistent with institutional valuation practices and provides an appropriate valuation for purposes of establishing a purchase and repurchase price for our shares of common stock as it relates to assets that are intended to be held to maturity.
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

Our primary sources of funds for liquidity consist of net cash provided by operating activities, repayments of our outstanding loans by borrowers, proceeds from repurchase agreements and other financing arrangements and potential future issuances of equity and/or debt securities. As of September 30, 2026, we had $34 million in unrestricted cash, $325 million in available capacity on our borrowing facilities and $20 million in available borrowing capacity from our revolving credit letter agreements with IREIC and Sound Point.

Our primary liquidity needs include originating new loans, advances on our current loan portfolio, commitments to repay the principal and interest on our borrowings, funding our operations and distributions to our stockholders. We believe we have sufficient liquidity to meet our current needs. In September 2026, we reduced the aggregate annualized gross distribution for all classes of shares of our common stock from $1.25 per share to $0.3125 per share. The reduction is intended to more closely align distributions with portfolio earnings, preserve capital and enhance our financial flexibility, including our ability to redeploy capital into new investments and evaluate potential strategic options. The increase in the dividend rate on our Series A Preferred Stock from 6.75% per annum to 8.00% per annum (as discussed below under “Series A Preferred Stock”) is expected to increase our annual cash requirements for preferred stock dividends by approximately $1.1 million, based on the number of shares outstanding as of September 30, 2026.

In the future, we may seek additional sources of liquidity to fund our growth which may include the sale of common or preferred stock or additional financing through repurchase agreements, collateralized loan obligations, sale of loan participations or other borrowings.

Cash Flow Analysis

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$8,338	$8,932
Net cash (used in) provided by investing activities	(13,754)	111,227
Net cash used in financing activities	(36,640)	(110,842)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(42,056)	$9,317

We experienced a net decrease in cash and cash equivalents and restricted cash of $42,056 for the nine months ended September 30, 2026 compared to a net increase of $9,317 for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we funded $104,127 on new loans, received $101,183 in principal payments from our loans, received $77,662 from repurchase agreements, paid down $99,724 on repurchase agreements, purchased $9,757 of CMBS, and paid distributions of $13,947.

Repurchase Agreements and Mortgage Loan Payable

We have an uncommitted master repurchase agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association with a maximum facility amount of $526,076 that we expect to use to finance the acquisition or origination of eligible loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of SOFR plus an agreed upon margin. As of September 30, 2026, advances made under the JPM Repo Facility had margins between 1.65% and 2.50% with a SOFR floor between 0.00% and 3.00%. On May 5, 2026, we exercised our option to extend the maturity date of the JPM Repo Facility to May 6, 2027. We have the option to extend the maturity date of the JPM Repo Facility further to May 6, 2028. The JPM Repo Facility is subject to certain financial covenants. We were in compliance with all financial covenant requirements as of September 30, 2026 and December 31, 2025.

The JPM Repo Facility has been, and continues to be, used to finance eligible loans and act in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets.

The tables below show details of the JPM Repo Facility as of September 30, 2026 and December 31, 2025:

September 30, 2026					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$201,335	$416	$282,312	6.00%	584

December 31, 2025					Weighted Average
	Committed Financing	Amount Outstanding (1)	Accrued Interest Payable	Collateral Pledged	Interest Rate	Days to Maturity
JPM Repo Facility	$526,076	$223,397	$534	$316,849	6.15%	857

(1)
Excludes $0 of unamortized debt issuance costs as of September 30, 2026 and December 31, 2025.

Mortgage Loan Payable

On September 30, 2025, we entered into a mortgage loan agreement with Ladder Capital Finance LLC for an aggregate principal amount of $24,500. The mortgage loan is collateralized by the Arbor Mist Property. As of September 30, 2026, we had $24,500 outstanding under the mortgage loan. The mortgage loan bears interest at a rate equal to the greater of (a) SOFR plus 2.95% or (b) a floor rate of 6.20% per annum. The mortgage loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the mortgage loan is October 6, 2027, and we have the option to extend the maturity date for up to three additional one-year periods, subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The mortgage loan contains customary default provisions including failure to pay amounts when due. As of September 30, 2026, the carrying value of the mortgage loan payable was $24,152.

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

On July 2, 2025, we acquired legal title to an office property through a non-judicial foreclosure transaction. On July 2, 2024, we acquired legal title to two other office properties through non-judicial foreclosure transactions. Both of the underlying loans were subject to loan participation agreements. Upon foreclosure, we are still subject to the participation payments to the third party. Such payments are based on the underlying properties’ net income before depreciation adjusted for any non-cash revenue. If the monthly payment exceeds the interest due under the participation agreement, the excess is paid to the third party and recorded as a reduction of accrued and unpaid interest first and then as a reduction of the principal. If the monthly payment is less than the interest due under the participation agreement, the shortfall is accrued as interest payable.

The following tables detail our loan participations sold as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$8,537	SOFR+4.7%	N/A	N/A
Senior participations (3) (5)	3	$47,715	$47,715	SOFR+2.0%	N/A	N/A

	December 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Weighted Average Maximum Maturity (4)
Total Loans	1	$12,700	$12,731	SOFR+4.7%	N/A	0.11
Senior participations (3) (5)	3	$47,009	$47,009	SOFR+2.0%	N/A	0.11
____________
(1)
The yield/cost is the present value of all future principal and interest payments on the loan or participation interest and does not include any origination fees or deferred commitment fees. The yield/cost excludes maturity default interest and interest on loans placed on nonaccrual status.
(2)
As of September 30, 2026 and December 31, 2025, the loan participations sold were non-recourse to us.
(3)
During the nine months ended September 30, 2026 and 2025, we recorded $2,344 and $2,252, respectively, of interest expense related to loan participations sold.
(4)
Based on the furthest maximum maturity date of all the loans subject to the loan participation agreement. The calculation is not applicable as of September 30, 2026 as the underlying loan is in maturity default.
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

Record date	Aggregate annualized gross distribution declared per share	Aggregate monthly gross distribution declared per share
January 31, 2025	$1.2500	$0.1042
February 28, 2025	$1.2500	$0.1042
March 31, 2025	$1.2500	$0.1042
April 30, 2025	$1.2500	$0.1042
May 31, 2025	$1.2500	$0.1042
June 30, 2025	$1.2500	$0.1042
July 31, 2025	$1.2500	$0.1042
August 31, 2025	$1.2500	$0.1042
September 30, 2025	$1.2500	$0.1042
October 31, 2025	$1.2500	$0.1042
November 30, 2025	$1.2500	$0.1042
December 31, 2025	$1.2500	$0.1042
January 31, 2026	$1.2500	$0.1042
February 28, 2026	$1.2500	$0.1042
March 31, 2026	$1.2500	$0.1042
April 30, 2026	$1.2500	$0.1042
May 31, 2026	$1.2500	$0.1042
June 30, 2026	$1.2500	$0.1042
July 31, 2026	$1.2500	$0.1042
August 31, 2026	$1.2500	$0.1042
September 30, 2026	$0.3125	$0.0260

The amount of distributions that we may pay in the future is not certain. In September 2026, we reduced the aggregate annualized gross distribution for all classes of shares of our common stock from $1.25 per share to $0.3125 per share. The reduction is intended to more closely align distributions with portfolio earnings, preserve capital and enhance our financial flexibility, including our ability to redeploy capital into new investments and evaluate potential strategic options.

The gross distribution was reduced each month for Class D and Class T of our common stock for applicable class-specific stockholder servicing fees to arrive at a lower net distribution amount paid to those classes. For a description of the stockholder servicing fees applicable to Class D, Class S and Class T shares of our common stock, please see “Note 11 – Transactions with Related Parties” in our Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. To date, we have not issued any shares of Class S common stock.

The following table shows our monthly net distribution per share for shares of Class D and Class T common stock since January 1, 2025.

Record date	Monthly net distribution declared per share of Class D common stock	Monthly net distribution declared per share of Class T common stock
January 31, 2025	$0.1007	$0.0923
February 28, 2025	$0.1010	$0.0934
March 31, 2025	$0.1007	$0.0923
April 30, 2025	$0.1008	$0.0928
May 31, 2025	$0.1007	$0.0925
June 30, 2025	$0.1009	$0.0929
July 31, 2025	$0.1007	$0.0924
August 31, 2025	$0.1007	$0.0924
September 30, 2025	$0.1009	$0.0929
October 31, 2025	$0.1009	$0.0930
November 30, 2025	$0.1010	$0.0934
December 31, 2025	$0.1009	$0.0931
January 31, 2026	$0.1012	$0.0938
February 28, 2026	$0.1015	$0.0949
March 31, 2026	$0.1012	$0.0940
April 30, 2026	$0.1014	$0.0946
May 31, 2026	$0.1013	$0.0944
June 30, 2026	$0.1014	$0.0947
July 31, 2026	$0.1013	$0.0945
August 31, 2026	$0.1014	$0.0946
September 30, 2026	$0.0232	$0.0163

Series A Preferred Stock

Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears. Effective September 30, 2026, the dividend rate increased by 1.00%, from the initial rate of 6.75% per annum (the “Initial Rate”) to 7.75% per annum of the $25.00 liquidation preference. Subject to certain exceptions, upon a Downgrade Event (as such term is defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”)), the dividend rate may be further adjusted in accordance with the terms of the Articles Supplementary. In September 2026, the Company’s rating was downgraded, resulting in a 0.25% increase in the dividend rate and increasing the total rate to 8.00% of the $25.00 per share liquidation preference, or $2.00 per share per annum.

The table below shows the aggregate annualized and quarterly distributions declared on the Series A Preferred Stock by record date since January 1, 2025.

Record date	Aggregate annualized gross distribution declared per share	Aggregate quarterly gross distribution declared per share
March 15, 2025	$1.6875	$0.421875
June 15, 2025	$1.6875	$0.421875
September 15, 2025	$1.6875	$0.421875
December 15, 2025	$1.6875	$0.421875
March 15, 2026	$1.6875	$0.421875
June 15, 2026	$1.6875	$0.421875
September 15, 2026	$1.6875	$0.421875

Sources of Distributions to Common Stockholders

	Nine months ended September 30,
	2026	2025
Distributions to Holders of Common Stock
Paid in cash	$9,461	$9,454
Reinvested in shares	—	—
Total distributions	$9,461	$9,454
Cash flows from operating activities	$8,338	$8,932

During the nine months ended September 30, 2026 and 2025, 88% and 94%, respectively, of our common stock distributions were paid from cash flows from operating activities generated during the period, and the remainder was paid using cash generated during prior periods.

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

We estimate the analytical portion of our allowance for credit losses by using a probability-weighted quantitative analytical model that considers the likelihood of default and loss-given-default for each individual loan. The analytical model incorporates a third-party licensed database for over 100,000 commercial real estate loans. We license certain macroeconomic financial forecasts from a third-party to inform our view of the potential future impact that broader macroeconomic conditions may have on the performance of the loans held-for-investment. These macroeconomic factors include unemployment rates, interest rates, price indices for commercial property and other factors. We may use one or more of these forecasts in the process of estimating our allowance for credit losses. Selection of these economic forecasts requires significant judgment about future events that, while based on the information available to us as of the balance sheet date, are ultimately unknowable with certainty, and the actual economic conditions impacting our portfolio could vary significantly from the estimates we made for the periods presented. Significant inputs to our estimate of the allowance for credit losses include the reasonable and supportable forecast period and loan specific factors such as debt service coverage ratio, or DSCR, loan-to-value ratio (“LTV”), remaining contractual loan term, property type and others. In addition, we also consider relevant loan-specific qualitative factors to estimate our allowance for credit losses.

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to “Note 2 – Summary of Significant Accounting Policies” which is included in our Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements that were reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources excluding future loan advance commitments as disclosed in “Note 9 – Commitments and Contingencies.

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

As of September 30, 2026 and December 31, 2025, our loan portfolio was 89% and 98%, respectively, variable rate investments based on SOFR for various terms. Borrowings under our master repurchase agreements were short-term and at a variable rate. Both our investment portfolio and borrowings have minimum levels for SOFR known as interest rate floors. The floors were established when the loans and borrowings were originated based on market conditions. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The change from December 31, 2025 to September 30, 2026 was primarily due to the changes in the portfolio relating to origination, payoffs, paydowns, draws and loan modifications.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Rates	September 30, 2026	December 31, 2025
(-) 50 Basis Points	1.60%	(3.50)%
(-) 25 Basis Points	0.80%	(1.75)%
Base Interest Rate	0.00%	0.00%
(+) 25 Basis Points	(0.80)%	1.75%
(+) 50 Basis Points	(1.60)%	3.50%

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our evaluation of strategic options may not result in a strategic transaction or other action, and any strategic transaction or other action that we pursue may not enhance stockholder value or provide liquidity to our common stockholders.

Our Board of Directors and management are evaluating a range of strategic options intended to maximize stockholder value and potentially provide our investors with access to some level of liquidity. We intend to engage an investment bank to assist us in evaluating the strategic alternatives available to us. There can be no assurance that the evaluation process will result in our pursuing or completing any particular transaction or other action, nor can there be any assurance as to the timing, structure, terms or completion of any such transaction or other action, if pursued.

The evaluation and pursuit of strategic alternatives may involve significant costs, divert management’s attention and other resources from our ongoing business, and expose us to additional risks and uncertainties. Market conditions, changes in interest rates, conditions in the commercial real estate and capital markets, the composition and performance of our portfolio, financing availability and other factors may adversely affect the alternatives available to us or the terms on which a transaction could be completed.

In addition, any strategic alternative we pursue may involve the sale or financing of a material portion of our assets, a merger or other business combination, changes to our capital structure, the issuance of additional debt or equity securities, the assumption or repayment of indebtedness, or other transactions that could materially change our business, investment portfolio, leverage, liquidity or risk profile. The value ultimately realized by our common stockholders in any such transaction may differ materially from our then-current NAV per share and could be less than the value of their investment.

If we do not complete a strategic transaction or other liquidity event, holders of our common stock may continue to have limited or no ability to dispose of their shares. Even if we complete a transaction intended to provide liquidity, there can be no assurance regarding the amount, timing or form of liquidity ultimately available to our stockholders or that the transaction will increase the value of their investment.

Foreclosures have increased, and may continue to increase, our direct ownership of real estate, exposing us to risks that differ from those associated with our commercial mortgage lending business.

We have acquired, and may continue to acquire, real property through foreclosure or other enforcement of remedies following borrower defaults. As our portfolio of real estate owned increases, a greater portion of our assets and operating results may become subject to risks inherent in owning and operating real estate rather than originating and holding commercial mortgage loans.

Properties that we acquire through foreclosure may require significant additional capital expenditures, leasing costs, tenant improvements or other investments and may generate less cash flow than anticipated. We also may incur property operating expenses, taxes, insurance and other carrying costs while attempting to stabilize or dispose of such properties. Market conditions could make it difficult to sell such properties promptly or at prices that equal or exceed our carrying value or our investment in the related loan prior to foreclosure.

Our ownership of foreclosed properties may therefore reduce our liquidity and the capital available for new loan originations, and could result in impairment charges or realized losses. In addition, managing an increased portfolio of directly owned real estate could require greater management resources and increase our exposure to the risks associated with owning and operating real property, including tenant, leasing, property-management and environmental risks.

We have reduced distributions on our common stock, and future distributions may be reduced further or suspended. The amount and source of distributions we may pay to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to pay distributions to our stockholders.

Our ability to pay distributions to any of our stockholders may be adversely affected by a number of factors, including the risk factors described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. In September 2026, our Board reduced the annualized gross distribution rate on our common stock in order to more closely align distributions with portfolio earnings, preserve capital and enhance our financial flexibility. There can be no assurance that we will maintain the current distribution rate or that we will increase distributions in the future.

Our Board makes determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to pay distributions to our stockholders are:

•
our inability to realize attractive risk-adjusted returns on our investments;
•
increases in interest rates on our borrowings;
•
unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;
•
defaults in our investment portfolio or decreases in the value of our investments;
•
increases in the dividend rate on our Series A Preferred Stock, including the increases that became effective in September 2026 and any further increases pursuant to the terms of the Series A Preferred Stock, including, subject to certain exceptions, in connection with a Change of Control or Downgrade Event; and
•
the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, we may not be able to pay distributions to our stockholders at any given time in the future, and the level of any distributions we make to our common stockholders have decreased and may not be maintained over time.

The reduction in our distribution rate has reduced the return realized by our common stockholders. If our earnings, cash flows, liquidity, financing requirements, debt obligations, capital needs, portfolio performance or other circumstances adversely affect our available liquidity, our Board may further reduce or suspend distributions. Any further reduction or suspension of distributions could materially and adversely affect the return realized by our common stockholders.

Further, effective September 30, 2026, the dividend rate on our Series A Preferred Stock increased from 6.75% to 7.75% per annum of the $25.00 liquidation preference. In addition, as a result of a ratings downgrade in September 2026, the dividend rate increased by an additional 0.25%, resulting in a total dividend rate of 8.00% per annum. These increased dividend obligations increase the amount of cash required to pay dividends on our Series A Preferred Stock and may have a material adverse effect on our financial condition, liquidity and results of operations, including our ability to maintain our current distribution payment level to common stockholders, and our ability to pay distributions to our stockholders, if any.

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

As of September 30, 2026, we had received net offering proceeds of $42.8 million from the IPO and Second Public Offering. The following table summarizes certain information about the Public Offerings’ proceeds ($ in thousands):

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

As of September 30, 2026, we received net offering proceeds of $86.3 million from our Preferred Stock Offering. The following table summarizes certain information about the proceeds from our Preferred Stock Offering ($ in thousands):

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

During the nine months ended September 30, 2026, we repurchased no shares of our common stock.

Repurchases of Series A Preferred Stock

Subject to certain exceptions, prior to September 22, 2026, we could not redeem the Series A Preferred Stock, except in limited circumstances relating to maintaining our qualification as a REIT and in connection with a Change of Control. On and after September 22, 2026, we may, at our option, redeem the Series A Preferred Stock, in whole or from time-to-time in part, at a price of $25.00 per share of Series A Preferred Stock plus an amount equal to accrued and unpaid dividends (whether or not declared), if any. For the nine months ended September 30, 2026, there were no redemptions of our Series A Preferred Stock, and no conversions of our Series A Preferred Stock to common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INPOINT COMMERCIAL REAL ESTATE INCOME, INC.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Title:	Chief Executive Officer
(principal executive officer)
Date:	November 4, 2026

By:	/s/ Catherine L. Lynch
Name:	Catherine L. Lynch
Title:	Chief Financial Officer
(principal financial officer)
Date:	November 4, 2026